Form 10-K
period 2013-12-31
New Home Co Inc.
filed 2014-03-27
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________
Commission File Number 001-36283

The New Home Company Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0560089
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
95 Enterprise, Suite 325
Aliso Viejo, California 92656
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (949) 382-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐	Accelerated filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on January 31, 2014, based on the closing price of $12.20 as reported by the New York Stock Exchange was $109,609,375. The registrant has elected to use January 31, 2014, which was the initial trading date of the registrant’s common stock, because on the last day of the registrant’s most recently completed second fiscal quarter, the registrant was a privately-held limited liability company.

16,448,750 shares of common stock were issued and outstanding as of March 12, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: None

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this annual report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “forecast,” “would,” “should,” “could,” “may,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this annual report speak only as of the date of this annual report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	availability of qualified personnel and our ability to retain our key personnel; and

•	additional factors discussed in Item 1, "Business;" Item IA, "Risk Factors;" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART 1

Item 1.	Business
As used in this annual report on Form 10-K, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” (1) for periods prior to the completion of our formation transactions, refer to The New Home Company LLC and its subsidiaries and affiliates, which we sometimes refer to as “TNHC LLC,” and (2) following the completion of our formation transactions, refer to The New Home Company Inc. and its subsidiaries. On January 30, 2014, The New Home Company LLC was converted into a Delaware corporation and renamed The New Home Company Inc, which we refer to as our formation transaction.
Our Company
We are a new generation homebuilder focused on the design, construction and sale of innovative and consumer-driven homes in major metropolitan areas within select growth markets in California, including coastal Southern California, the San Francisco Bay area and metro Sacramento. We also seek to create unique communities via our significant land development expertise, either stand-alone or within master-planned communities developed by third parties. As a new generation homebuilder, we are driven by:

•	understanding our target homebuyer customers through extensive research and analytical methods;

•	personalizing new home designs to fit our target homebuyers’ unique lifestyle needs;

•	a tailored, contemporary and technology-enhanced approach to marketing our new homes;

•	enhancing the homebuyer experience through high-touch customer service and care;

•	selecting attractive investment opportunities, without burdensome legacy issues, that we believe are well-positioned to be developed in a manner that enhances the value of such opportunities; and

•	hand-selecting talented employees that share our culture of continuous personal and professional innovation and development.
Our Company was founded in August 2009, towards the end of an unprecedented downturn in the U.S. homebuilding industry, by our founders, who are also our four most senior executives. Our founders, Larry Webb, Wayne Stelmar, Joseph Davis and Tom Redwitz, have extensive and complementary construction, design, marketing, development and entitlement expertise as well as strong relationships with key land sellers within each of our local markets and have worked together for up to 25 years. We believe that the diverse and complementary skill sets our founders have acquired during their extensive careers in the industry provide an important competitive advantage for our company. Since our formation, we have grown from our four founders to over 180 employees as of March 2014.
Initially, our business focused on fee building in Southern California, in which we built, marketed and sold homes for independent third-party land owners in prestigious master planned communities typically under The New Home Company name. During 2013, we significantly expanded our fee building relationship with one master-planned community developer located in Orange County and fee building continues to represent a capital-efficient method of strengthening operations and relationships with key land owners and developers.
In an effort to sustain a steep growth trajectory, while retaining ownership control and generating attractive risk-adjusted returns for all stakeholders, we have employed a joint venture strategy, in which we contribute a minority share of the capital and receive distributions in excess of our percentage capital interest, plus management fees. Our joint venture strategy has been instrumental in allowing us to leverage our initial entity-level capital and establish a homebuilding platform focused on high-growth, land-constrained markets, such as Orange and Los Angeles counties in Southern California and Santa Clara, San Mateo, Marin and Yolo counties in Northern California. In 2013, sales from unconsolidated joint ventures represented 68% of our total sales, versus 57% and 0% in 2012 and 2011, respectively. We intend to continue to use joint ventures to access larger, unique market opportunities, including land development opportunities.

As a "new generation" homebuilder, we are focused on taking advantage of opportunities in select growth markets in California. Our growth strategy is focused on selected core markets with high demand, favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2013, our operations, including projects owned by unconsolidated joint ventures, consisted of 19 communities, 10 of which are actively selling. These projects contain 2,080 lots under various stages of development in California, including 1,694 that are under development through our unconsolidated joint ventures. In addition, our fee building projects contained 11 active communities with 1,311 lots under development.
Since our formation, we have delivered 722 homes (including 190 and 340 through our unconsolidated joint venture and fee building projects, respectively). These communities are located in prestigious master-planned communities in California. Our management team has long-standing relationships with leading masterplan community developers in each of our core markets and, through these relationships, we are generally invited to participate in new lot offerings. Our product offering (including homes that we are building for our unconsolidated joint ventures) ranges in price from approximately $300,000 to $3.7 million, with home sizes ranging from approximately 800 to 5,300 square feet. Customer-focused community creation and product development, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each community and homebuyer.
Our net new home orders for the years ended December 31, 2013 and 2012 were 72 homes and 72 homes, respectively. Net new home orders for our unconsolidated joint venture projects for the years ended December 31, 2013 and 2012 were 156 homes and 96 homes, respectively. For the years ended December 31, 2013 and 2012, we delivered 82 homes and 53 homes, respectively, from our projects and 148 and 42 homes, respectively, from our unconsolidated joint venture projects. The cancellation rates of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) were approximately 20% and 16% during the years ended December 31, 2013 and 2012, respectively. In 2013 and 2012, the cancellation rate for our unconsolidated joint ventures was 7% and 5%, respectively. The dollar amount of homes in backlog for our projects as of December 31, 2013 and 2012 was approximately $11.9 million and $10.6 million, respectively. The dollar amount of homes in backlog for our unconsolidated joint venture projects as of December 31, 2013 and 2012 was approximately $42.6 million and $72.9 million, respectively.
As of December 31, 2013, we owned 386 lots and controlled 407 lots that are under land option or purchase contracts, including 147 under non-binding letters of intent, representing approximately two to three years of supply to support our current growth plan. Our unconsolidated joint ventures owned 1,694 lots and controlled 1,279 lots that are under land option or purchase contracts as of December 31, 2013. Additionally, we controlled 1,311 lots through our fee building contracts as of December 31, 2013. Our land acquisition strategy has focused on the development of entitled parcels that we can complete within approximately 24 to 36 months from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned and controlled lots sufficient for construction of homes over a two to three-year period. We continually evaluate new communities and have an attractive pipeline of land acquisition opportunities that we intend to pursue through direct acquisition and joint venture arrangements.
Refer to Part II, Item 6 "Selected Financial Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K for selected financial and operating data of the Company. These items should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.
Our Competitive Strengths
We believe the following strengths will provide us with a significant competitive advantage in implementing our business strategy:
Experienced and Proven Leadership Supported by a Talented Senior Management Team
Our founders have worked together for various periods of up to 25 years and have successful track records of managing and growing homebuilding companies. Their combined real estate industry experience includes land acquisition, entitlement, master-planned community creation, land development, home construction, financing, marketing and sales of single-family detached and attached homes in communities in a variety of markets. Prior to forming our company in 2009, Messrs. Webb and Stelmar worked together for 11 years at John Laing Homes, from its formation in 1998, ultimately serving as its Chief Executive Officer and Chief Financial Officer, respectively. In 2001, Messrs. Webb and Stelmar led the leveraged buyout of John Laing Homes for $190 million (representing a purchase price of approximately 1.0x book value), resulting in GMAC/RFC becoming the majority owner, and successfully orchestrated the timely sale of John Laing Homes in 2006 for $1.05 billion (representing a sale price of approximately 3.4x book value). Mr. Redwitz joined John Laing Homes in 2002 as President of its Laing Luxury Division, having served previously as President of Taylor Woodrow’s Southern California division from 1999 to

2002. In addition, Mr. Davis brings over 40 years of land development and entitlement experience and served for eleven years as President of Irvine Community Development Corporation, a subsidiary of The Irvine Company and developer of the Irvine Ranch, a 125,000 lot master-planned community containing approximately 40 villages located in Orange County, California.
We believe that our founders’ extensive experience, relationships, local market knowledge and reputation provide us with a competitive advantage in being able to acquire land, create masterplans, obtain entitlements, build quality homes and complete projects on budget and on schedule. Our executives are supported by a talented senior management team that was assembled at a time of dislocation in the homebuilding industry and was hand-picked to build deep organizational strength designed to ensure execution of management’s business plan.
Significant Land Positions in Our Markets to Support Growth Plan
We believe that we have strong land positions strategically located within our core markets, many of which were acquired during the downturn and are controlled at favorable prices. The prior experience of our founders in the creation of thoughtful land plans and consumer-driven architecture provides us the ability to create unique communities, enhancing the value of our homes. Our Southern California assets are well located along key transportation corridors in major job centers in our submarkets. In the San Francisco Bay area, our assets are located within and around the Silicon Valley, a major employment center. In Sacramento, our assets are located in infill or existing master-planned communities, located near major employment centers, with a concentration of larger technology and medical companies and strong school districts.
Focus on Attractive Growth Markets in California
We are currently focused on identifying unique sites and creating communities that allow us to design, construct and sell consumer-driven single-family detached and attached homes in major metropolitan areas in coastal Southern California, the San Francisco Bay area and metro Sacramento. Given our existing land positions, strong local relationships and reputation for quality building, we believe our business is well-positioned to capitalize on the housing market recovery underway in these markets. In coastal Southern California, we principally operate in the counties of Orange, San Diego, Los Angeles and Ventura. In the San Francisco Bay area, we principally operate in the counties of Santa Clara, San Mateo and Marin, while in metro Sacramento, we operate primarily in the counties of El Dorado, Placer, Sacramento and Yolo. These markets are generally characterized as infill markets with barriers to entry, job growth and increasing populations, which can create growing demand for new housing. Moreover, our management team has deep local market knowledge of the California homebuilding and the land planning and development businesses. We believe this experience and strong relationships with local market participants uniquely enable our company to source site acquisitions and achieve land entitlements to fuel our growth.
History of Operational Discipline
Our management team possesses extensive and valuable expertise, including in the growth and operation of a much larger homebuilder controlled by a large public company. The perspective gained from leadership roles with companies such as John Laing Homes, Taylor Woodrow, The Irvine Company and others has helped shape the strict discipline and hands-on management approach that we believe has been a key component of our initial success. From weekly project activity performance management to semi-monthly operations reviews covering each project combined with financial accountability at the project level, our strict operating discipline is a key part of our strategy to increase returns while effectively managing risk. However, like other growing companies, we face challenges in expanding our operations while trying to manage risk and maintaining our disciplined and hands-on approach.
We also have strong relationships with institutional joint venture partners, including Westbrook, Encore Housing, Hillwood, Tricon, IHP and Resmark. As of December 31, 2013, we had 11 unconsolidated joint ventures with these partners, with total assets of $287.7 million. We believe that these relationships may provide us the ability to participate in certain unique opportunities.
Absence of Legacy Issues Allows Us to Focus on the Growth of Our Business
Our absence of legacy issues enables us to focus on the growth of our business, as opposed to diverting attention and resources to manage troubled assets or other legacy issues. Our land inventory was accumulated following the investment in us by IHP and Watt in August 2010 and by Tricon in January 2011, and we do not have any existing distressed assets or liabilities to manage, unlike many competitors that were affected by the unprecedented downturn in the real estate markets that resulted from the recession during 2008 and 2009. All of our real estate assets were acquired and are located in markets that we targeted after the downturn commenced.

Our Business Strategy
Our business strategy is focused on the design, construction and sale of consumer-driven new homes in planned communities in major metropolitan areas located in coastal Southern California, the San Francisco Bay area and metro Sacramento. Our business strategy is driven by the following:
Disciplined Acquisition of Attractive Land Positions
We believe that we have strong land positions strategically located within our core markets, many of which were acquired or that we acquired control over during the downturn in the market. We believe that our professional reputation and long-standing relationships with key land sellers including master plan community developers, brokers and other builders, as well as our institutional investors and joint venture partners, enable us to acquire well-positioned land parcels in our existing markets as well as new target markets. The strength of these relationships often provides us with a first look at acquisition opportunities and allows us to negotiate terms based on our reputation for delivering on our promises.
In addition, we plan to continue to leverage the strength of our land planning and land development expertise in each local market to position us to add value to our land, capture incremental profit opportunities and provide a steady supply of lots to support the significant planned growth of our homebuilding business. Land development and planning operations are overseen by Joseph Davis, one of our founders and our Chief Investment Officer, who has over 40 years of industry experience. Collectively, the five senior professionals in charge of our land acquisition and planning activities have over 90 years of experience and extensive relationships that help us to achieve entitlements in a timely manner in order to reduce market risk. We only seek to acquire land where we believe our development and entitlement skills can help us earn a risk-adjusted return that is accretive to our overall return on land or that is in excess of existing market opportunities.
As of December 31, 2013, in California, we owned or controlled 2,104 lots (including 1,311 lots under fee building agreements) and our unconsolidated joint ventures owned or controlled 2,973 lots. We owned 386 lots and our unconsolidated joint ventures owned 1,694 lots. We controlled 1,718 lots (including 1,311 lots under fee building agreements) and our unconsolidated joint ventures controlled 1,279 lots. We believe that our strategy of holding an inventory of land that will provide us with a two- to three-year supply of developed lots for our homebuilding operations and focusing on the entitlement and development of parcels, primarily in our land development joint ventures, that we can complete within approximately 24 to 48 months from the date the property is acquired allows us to control our exposure to land development and market cycle risk while pursuing attractive returns on our capital. Furthermore, we have stringent underwriting return criteria that measure entitlement, development, market and financing risks for each proposed acquisition. These risks are quantified and a numeric risk value is determined, which is used to set our minimum required unleveraged internal rate of return for the proposed acquisition.
We further seek to reduce our exposure to land risk through the use of land options, joint ventures and other flexible land acquisition arrangements. Our joint venture strategy has been instrumental in allowing us to leverage our entity-level capital and establish a homebuilding platform focused on high-growth, land-constrained markets.
Deliver a Diverse, Consumer-Driven Product Offering and a Superior Home Experience
We consider ourselves a local market, consumer-driven homebuilder with expertise across a wide variety of product types and customer segments, including the entry-level, move-up, move-down and luxury-focused customer segments. In addition to understanding the key economic drivers of demand in our markets, we focus on understanding the pool of potential buyers, the product types sought by those buyers and the proper price point for the product types in each market. We perform extensive consumer research that helps us create land plans and design homes that meet the needs and desires of our specific targeted buyers. Our homes are competitively priced, but are not designed to be the lowest cost option in the market. Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to the buyer’s lifestyle needs and enhancing communication, knowledge and satisfaction. Our selling process focuses on the homes’ features, benefits, quality and design. Our customers’ experience is measured by an independent survey company, beginning with the sales process. This customer feedback continues to be measured well after the buyer closes on the sale. Ultimately, we use direct customer feedback we receive to improve and differentiate the quality of our home products, selling experience and service for our customers.

A key element of our strategy is to allow all buyers to personalize their homes regardless of the price point. Unlike many homebuilders with centralized locations to which buyers can travel to select options and upgrades, each of our communities has an on-site design center with a dedicated designer knowledgeable about the attributes of the homes offered in the community. The specific options and upgrades, both structural and finishes, available for the community are selected by our buyers as they navigate the buying process. These options and upgrades in many cases can form a substantial part of the total purchase price of a home and are typically priced with profit margins well in excess of the profit margins on the base home purchase before the options and upgrades. We also believe that the active participation of buyers in selecting options and upgrades results in buyers becoming more personally invested in their homes.
We spend extensive amount of time studying and designing our products through the selection of architects, consultants and homeowner focus groups for all levels and price points in our target markets. We believe our diversified product strategy enables us to better serve a wide range of buyers, adapt quickly to changing market conditions and improve performance and returns while strategically reducing portfolio risk. We believe these steps improve the selling process, lead to a more satisfied homeowner, increase the number of buyers referred to our communities and enhance our operating results.
Increase Active Community Count in Our Markets
Our belief that homebuilding is a local market business supports our strategy to pursue significant opportunities to expand our business in our existing markets. We continually review the allocation of capital among our markets, based on both aggregate demographic information and our own operating results. We use the results of these reviews to focus our investments on those markets where we believe we can increase our profitability and return on capital. Additionally, we engage in limited speculative building and proceed with community development in phases where we believe it is economically feasible to do so with the goal of optimizing community design and increasing profits. While our primary growth strategy will focus on increasing our market position in our existing markets, we are considering expansion opportunities in Phoenix and the Pacific Northwest and may consider other markets, through organic growth or acquisitions.
Vigilant Focus on Cost Structure
Cost control throughout our business permeates our corporate culture. Our management team maintains its focus on controlling costs and in implementing measures designed to ensure that our organization is efficient. We competitively bid each phase of development while maintaining strong relationships with our trade partners. We manage production schedules closely and, while respecting our valued relationships, require accountability from our vendors and trade partners.
Prudent Use of Leverage to Enhance Shareholder Returns
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flow from continuing operations, to provide us with the financial flexibility to access capital on favorable terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is both recourse and non-recourse to us and we anticipate that future indebtedness will be likewise. As of December 31, 2013, we had approximately $39.7 million of loan commitments, of which $17.9 million was outstanding. At that date, our aggregate loan commitments consisted primarily of a secured revolving credit facility and a loan from a land seller secured by the land. Additionally, at December 31, 2013, our unconsolidated joint ventures had approximately $229.2 million of loan commitments, of which $68.6 million was outstanding. We provide limited recourse to the lenders under $197.1 million of the unconsolidated joint venture loan commitments, of which $39.1 million was outstanding.
Description of Completed Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 36 months to complete from the initiation of homebuilding activity. The following table presents project information relating to each of our markets as of December 31, 2013 and includes information for all completed projects from our inception and current projects under development where we are building and selling homes for our own account or for our unconsolidated joint ventures, all completed projects from our inception and current projects under development where we are acting as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of December 31, 2013	Lots as of December 31, 2013(3)	Backlog at December 31, 2013(4)	Homes delivered for the year ended December 31, 2013	Sales Range (in 000's)(5)
Company Projects
Southern California
Los Angeles County:
Canyon Oaks, Calabasas	2016	149	—	149	—	—	$625 - $785
Orange County:
Four Quartets, Irvine	2011	13	13	—	—	—	$372 - $554
Stonetree Manor, Irvine	2011	15	15	—	—	—	$635 - $732
Ventura County:
Twenty Oaks, Thousand Oaks	2015	20	—	20	—	—	$970 - $1,070
Southern California Total		197	28	169	—	—

Northern California
El Dorado County:
Blackstone, El Dorado Hills	2015	71	—	71	—	—	$430 - $460
Placer County:
Lincoln Crossing, Lincoln	2011	27	27	—	—	11	$324 - $415
Strada, Roseville	2011	5	5	—	—	—	$180 - $197
Granite Bay, Granite Bay	2012	17	17	—	—	4	$680 - $1,150
Olive Ranch, Granite Bay	2013	12	2	10	7	2	$950 - $1,450
The Grove, Granite Bay	2014	32	—	5	—	—	$960 - $1,050
Sacramento County:
Madeira, Elk Grove	2010	34	34	—	—	—	$273 - $369
Marbella, Folsom	2012	5	5	—	—	—	$340 - $410
The Trails, Folsom	2012	79	71	8	4	62	$340 - $510
The Meadows, Folsom	2013	40	3	37	4	3	$430 - $510
Candela, Sacramento	2015	10	—	10	—	—	$295 - $330
San Mateo County:
Mariner's Island, San Mateo	2015	76	—	76	—	—	$750 - $800
Northern California Total		408	164	217	15	82
Company Projects Total		605	192	386	15	82

Unconsolidated Joint Venture Projects(6)
Southern California
Los Angeles County:
Aqua, Villa Metro, Valencia	2013	95	11	84	18	11	$310 - $360
Terra, Villa Metro, Valencia	2013	99	9	90	13	9	$350 - $410
Sol, Villa Metro, Valencia	2013	99	11	88	13	11	$380 - $430
Cielo, Villa Metro, Valencia	2014	22	—	22	—	—	$440 - $460
Village at Calabasas, Calabasas	2015	87	—	87	—	—	$1.100 - $1,400
Orange County:
The Field, Lambert Ranch, Irvine	2012	66	58	8	8	44	$930 - $1,490

County, Project, City	Year of First Delivery(1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of December 31, 2013	Lots as of December 31, 2013(3)	Backlog at December 31, 2013(4)	Homes delivered for the year ended December 31, 2013	Sales Range (in 000's)(5)
The Hill, Lambert Ranch, Irvine	2012	45	45	—	—	30	$1,240 - $2,220
The Grove, Lambert Ranch, Irvine	2012	58	56	2	2	43	$1,400 - $2,140
Meridian, Newport Beach	2014	79	—	79	—	—	$1,600 - $3,700
Oliva, San Juan Capistrano	2015	40	—	40	—	—	$1,600 - $2,300
Southern California Total		690	190	500	54	148

Northern California
Marin County:
Garden House, Rose Lane, Larkspur	2014	29	—	29	3	—	$1,650 - $2,800
Cottages, Rose Lane, Larkspur(7)	2014	14	—	14	5	—	$850 - $1,000
Terraces, Rose Lane, Larkspur(7)	2014	42	—	42	—	—	$640 - $950
Santa Clara County:
Row Towns, Orchard Park, San Jose	2014	107	—	107	—	—	$690 - $815
Court Towns, Orchard Park, San Jose	2014	60	—	60	—	—	$680 - $770
Condo Flats, Orchard Park, San Jose	2014	72	—	72	—	—	$690 - $775
Sacramento County
Russell Ranch, Folsom (8)	2015	870	—	870	—	—	—
Northern California Total		1,194	—	1,194	8	—
Unconsolidated Joint Venture Projects Total		1,884	190	1,694	62	148

Fee Building Projects
Southern California
Orange County:
Carmel, Irvine	2011	96	96	—	n/a	—	$899 - $1,206
San Marino, Irvine	2012	47	47	—	n/a	38	n/a
Toscana, Irvine	2011	86	86	—	n/a	45	n/a
Mendocino, Irvine	2013	133	95	38	n/a	95	n/a
The Strand, Dana Point	2014	2	—	2	n/a	—	n/a
Mendocino Ext., Irvine	2014	114	—	114	n/a	—	n/a
Strada, Irvine	2014	224	—	224	n/a	—	n/a
Laurel, Irvine	2014	120	—	120	n/a	—	n/a
Jasmine, Irvine	2014	102	—	102	n/a	—	n/a
Jasmine Ext., Irvine	2014	126	—	126	n/a	—	n/a
Corte Bella, Irvine	2014	118	—	118	n/a	—	n/a
Entrata, Irvine	2014	123	—	123	n/a	—	n/a
Terrazza, Irvine	2014	149	—	149	n/a	—	n/a
Vista Scena, Irvine	2014	195	—	195	n/a	—	n/a
San Diego County:

County, Project, City	Year of First Delivery(1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of December 31, 2013	Lots as of December 31, 2013(3)	Backlog at December 31, 2013(4)	Homes delivered for the year ended December 31, 2013	Sales Range (in 000's)(5)
Carlsbad 16, Carlsbad (9)	2013	16	16	—	n/a	16	n/a
Southern California Total		1,651	340	1,311		194

Fee Building Projects Total		1,651	340	1,311		194

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of December 31, 2013, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of December 31, 2013. Of the foregoing lots, there were seven completed and unsold homes other than those being used as model homes.

(4)
Backlog consists of homes under sales contracts that had not yet closed as of December 31, 2013, and there can be no assurance that closing of sold homes will occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities related to those projects.

(5)
Sales range reflects actual total price for homes already sold in the respective project and, where sales have not yet commenced for a project, anticipated sales prices for homes to be sold. The actual prices at which our homes are sold in the future may differ. Sales price range is not included for fee building projects where we are not responsible for sales activities.

(6)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures.

(7)
Cottages and Terraces have nine and five below-market homes, respectively, as required by the Housing Authority of the County of Marin. The sales price range for these homes is excluded from the table.

(8)	Russell Ranch is anticipated to be a lot sale program, in which we may buy lots from the unconsolidated joint venture or sale lots to third parties.

(9)
Planning related tasks for this community were completed during the year ended December 31, 2013 and the contract was terminated by the land owner. No homes were constructed. We had no remaining obligations under this contract as of December 31, 2013.

Owned and Controlled Lots

As of December 31, 2013, we owned or controlled, pursuant to option contracts, purchase contracts or non-binding letters of intent, an aggregate of 793 lots. The following table presents certain information with respect to our, our unconsolidated joint ventures, and our fee building projects owned and controlled lots as of December 31, 2013(1).

	Lots Owned	Lots Controlled (1)	Lots Owned and Controlled(1)
Company
Southern California	169	254	423
Northern California	217	153	370
Company Total	386	407	793

Unconsolidated Joint Ventures (2)
Southern California	500	—	500
Northern California	1,194	1,279	2,473
Unconsolidated Joint Ventures Total	1,694	1,279	2,973

Fee Building
Southern California	—	1,311	1,311
Fee Building Total	—	1,311	1,311

(1)
Includes lots that we and our unconsolidated joint ventures control under purchase and sale agreements or under executed non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures.

On January 16, 2014, we entered into an option agreement with respect to the potential acquisition of approximately 1,200 lots in Southern California for an aggregate purchase price of approximately $74.0 million. These lots are not included in the table above. In connection with the option agreement, we have made $1.5 million in non-refundable deposits as of the date hereof. If we proceed with this acquisition in December 2014, we will likely acquire the lots through a joint venture, although we have not entered into any joint venture for such purpose as of the date hereof. There can be no assurance that we will proceed with this acquisition on the terms described, or at all, or that we will be successful in developing the lots.

Acquisition Process
As of December 31, 2013, we and our unconsolidated joint ventures had 19 and 42 communities, respectively, containing 793 and 2,973 lots, respectively, including controlled lots. In addition, at that date, we had 11 communities containing 1,311 lots under our fee building arrangements. We believe that our current inventory of owned and controlled lots and lots under land option or purchase contracts will be adequate to supply our and our unconsolidated joint ventures’ homebuilding operations’ projected closings through 2016.
Our land acquisition strategy is differentiated between housing programs and larger lot development programs. For lot development programs, the focus is on developing entitled parcels that we can complete within approximately 24 to 48 months from the date the property is acquired. For housing programs, we focus on controlling development and market cycle risk while maintaining an inventory of owned lots and lots under land option or purchase contracts sufficient for construction of homes over a two- to three-year period from the initiation of homebuilding activity. Our acquisition process generally includes the following steps aimed at reducing development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	identification of target buyer and appropriate housing product;

•	determination of land plan to accommodate desired housing product;

•	completion of environmental reviews and third-party market studies;

•	preparation of detailed budgets for all cost categories;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	utilization of options, joint ventures and other land acquisition arrangements, if necessary;

•	limitation on the size of an acquisition to minimize investment levels in any one project, which is generally an amount not to exceed 15% of the Company’s equity; and

•	employment of centralized control of approval of all acquisitions through an institutionalized approval process.
Before purchasing a land parcel, we engage and work closely with outside architects and consultants to design our homes and communities.
We acquire land parcels pursuant to purchase agreements that are often structured as option contracts. Such option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land typically at fixed prices. The term within which we can exercise our option varies by transaction, and our acquisition is often contingent upon the completion of entitlement or other work with regard to the land (such as “backbone” improvements, such as the installation of main roads or utility services). Depending upon the transaction, we may be required to purchase all of the land involved at one time or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a share of the profits of a project after we receive an agreed to level of profits from the project. In limited instances, such as where we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land from us under circumstances where we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control), or where we seek to sell the land directly to a third party or indirectly through a change in control of our company. Repurchase rights typically allow the seller to repurchase the land at the price that we paid the seller to acquire the land plus the cost of improvements that we have made to the land and less some specified discount.
Homebuilding, Marketing and Sales Process
The detached homes that we and our unconsolidated joint ventures are building range in size from approximately 1,100 to 5,300 square feet, and attached homes that we and our unconsolidated joint ventures are building range in size from approximately 800 to 3,200 square feet. The prices of homes also vary substantially. Sales prices for detached homes that we and our unconsolidated joint ventures are building range from approximately $300,000 to $2.9 million (excluding affordable homes) and sales prices for attached homes range from approximately $350,000 to $3.7 million. For the years ended December 31, 2013, 2012 and 2011, the average sales price of our homes delivered from our projects was approximately $435,000, $457,000 and $523,000, respectively. The average sales price of homes delivered from our unconsolidated joint venture projects was $1.2 million, $1.3 million and $0 (no homes delivered), for the years ended December 31, 2013, 2012 and 2011, respectively.
We typically develop communities in phases based upon projected sales. We seek to control the timing of construction of subsequent phases in the same community based on demand as evidenced by sales of homes in prior phases and the number of qualified potential homebuyers that exist on our priority buyer list. Our construction process is driven by sales contracts that generally precede the start of the construction of homes. The determination that a potential home buyer is qualified to obtain the financing necessary to complete the purchase is an integral part of our process. Once qualified, our on-site design centers, with designers dedicated to a specific community, work with the buyer to tailor the home to the buyer’s specifications. This practice is designed to enhance the buyers’ design center experience and results in increased option sales.
The design of our homes must conform to zoning requirements, building codes and energy efficiency laws. As a result, we contract with a number of architects and other consultants in connection with the design process. Substantially all of our construction work is done by trade partners with us acting as the general contractor. We also enter into contracts as needed with design professionals and other service providers who are familiar with local market conditions and requirements. We do not have long-term contractual commitments with our trade partners, suppliers or laborers. We maintain strong and long-standing relationships with many of our trade partners. We believe that our relationships with trade partners have been enhanced through involving them prior to the start of a new community, maintaining our schedules and making timely payment. By dealing fairly, we believe we are able to keep our key trade partners loyal to us.
Sales and Marketing
In connection with the sale and marketing of our homes, we make extensive use of advertising and other promotional activities, including through our website (www.NWHM.com), social-media, brochures, direct mail and other community-specific collateral materials. The information contained in, or that can be accessed through our website, is not incorporated by reference and is not a part of this annual report on Form 10-K.
We sell our homes through our own sales representatives. Our in-house sales force works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables and tours of model homes. Sales personnel are licensed by the applicable real estate bodies in their respective markets and generally have had prior experience selling new homes in the local market.
As of December 31, 2013, we owned 17 model homes (15 of which were owned by our unconsolidated joint ventures). Generally, we build model homes at each project and have them professionally decorated to display design features and options available for purchase in the design center. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers. Structural changes in design from the model homes, other than those predetermined, are not generally permitted, but homebuyers may select various other optional construction and design amenities. Our on-site design centers are an integral part of our sales process. Specific options are selected for each community based upon the price of the home and anticipated buyer preferences. Options include structural (room configurations or pre-determined additional square footage), electrical, plumbing and finish options (flooring, cabinets, fixtures). In certain communities, we also offer turn-key landscape options. Each design center is managed by our own designers dedicated to the specific community. We believe this approach enables us to create a strong relationship with our buyers that result in fewer cancellations and increased revenue.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers through a preferred mortgage provider. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. For our projects, the cancellation rate, excluding our unconsolidated joint ventures, of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was approximately 20% during the year ended December 31, 2013, 16% during the year ended December 31, 2012 and 25% during the year ended December 31, 2011. For our unconsolidated joint venture projects, the cancellation rate was 7% during the year ended December 31, 2013, 5% during the year ended December 31, 2012 and 0% during the year ended December 31, 2011 (as we had no home sales through unconsolidated joint ventures in 2011). Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates.
Customer Financing
At each of our communities, we seek to assist our homebuyers in obtaining financing by arranging with preferred mortgage lenders to offer qualified buyers a variety of financing options. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers.

Quality Control and Customer Service
We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the trade partners we employ are monitored using our personnel and third-party consultants. We make regular inspections and evaluations of our trade partners to seek to ensure that our standards are met.
We maintain a quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after-sales customer service. Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home during construction and prior to closing and using a third party, Eliant, to survey our homebuyers in order to improve our standards of quality and customer satisfaction.
We have consistently ranked at the top end of the survey results when compared to the other builders who participate in the Eliant survey.
Warranty Program
Our company currently provides a limited one-year warranty covering workmanship and materials. In addition, our limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. We generally reserve 1% of the sales price of each home we sell to provide warranty service to our homebuyers. Additionally, we have dedicated customer service staff that work with our homebuyers and coordinate with trade partners, as necessary, during the warranty period. We believe that our reserves are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.
We subcontract our homebuilding work to trade partners who generally provide us with an indemnity prior to receiving payments for their work. Accordingly, claims relating to workmanship and materials are generally the primary responsibility of our trade partners.
We purchase general liability insurance that covers development and construction activity at each of our communities. Our trade partners are usually covered by these programs through an owner-controlled insurance program, or "OCIP."
There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, that we will not incur significant cost of repairs or the expenses of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our trade partners.
Seasonality
We have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.
Raw Materials
Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in new home construction could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. We continue to monitor the supply markets to achieve favorable prices.
Joint Ventures
Our joint venture strategy has been instrumental in allowing us to leverage our entity-level capital and establish a homebuilding and land development platform focused on high-growth, land-constrained markets, such as Orange and Los Angeles counties in Southern California and Santa Clara, San Mateo, Marin, Sacramento, and Yolo counties in Northern California. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from

5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures. We also earn management and other fees from such joint ventures.
We serve as the administrative member, manager or managing member of each of our eight homebuilding and three land development joint ventures. We do not, however, exercise control over the joint ventures, as the joint venture agreements generally provide our respective partners with the right to consent to certain actions. Under the joint venture agreements, certain major decisions must be approved by the applicable joint venture’s executive committee, which is comprised of both our representatives and representatives of our joint venture partners. In addition, some of our joint venture agreements grant both partners a buy-sell right pursuant to which, subject to certain exceptions, either partner may initiate procedures requiring the other partner to choose between selling its interest to the other partner or buying the other partner’s interest. Additional information on our joint ventures is set forth below.

Name (Projects)	Location	Percent- age of Capital Contri- buted by Us	Our equity balance as of December 31, 2013 (1)(in 000's)				Opening/Planned Opening(3)	Total Number of Homes	Cumulative homes Closed as of December 31, 2013	Backlog as of December 31, 2013(4)	Lots Owned as of December 31, 2013	Lots Controlled as of December 31, 2013
				Total Joint Venture (in 000's)
				Assets	Debt (2)	Equity (1)
LR8 Investors, LLC (Lambert Ranch)	Irvine, California	5%	$1,208	$12,083	$3,150	$4,821	2012	169	159	10	10	—
Larkspur Land 8 Investors, LLC (Rose Lane)	Larkspur, California	10%	3,443	57,521	21,099	34,431	2013	85	—	8	85	—
TNHC-HW San Jose, LLC (Orchard Park)	San Jose, California	15%	5,160	46,976	11,922	34,402	2014	239	—	—	239	—
TNHC-TCN Santa Clarita LP (Villa Metro)	Santa Clarita, California	10%	2,788	38,443	7,586	27,866	2013	315	31	44	284	—
TNHC Newport LLC (Meridian)	Newport Beach, California	13%	5,765	54,096	4,676	45,819	2014	79	—	—	79	—
Encore McKinley Village, LLC (McKinley Village)	Sacramento, California	10%	555	5,735	—	5,461	2015	328	—	—	—	328
TNHC San Juan LLC (Oliva)	San Juan Capistrano, California	20%	2,640	13,348	—	13,199	2015	40	—	—	40	—
TNHC Russell Ranch LLC (Russell Ranch)	Folsom, California	35%	4,199	32,470	20,000	11,996	2015	870	—	—	870	—
TNHC-HW Foster City LLC (Civic Center) (5)	Foster City, California	35%	1,982	4,100	—	3,965	2015	404	—	—	—	404
Calabasas Village LP (Village at Calabasas)	Calabasas, California	10%	1,626	16,696	160	16,263	2015	87	—	—	87	—
TNHC-HW Cannery LLC (Cannery Park) (5)	Davis, California	35%	2,904	6,222	—	5,808	2015	547	—	—	—	547
Total Unconsolidated Joint Ventures			$32,270	$287,690	$68,593	$204,031		3,163	190	62	1,694	1,279

(1)	Amounts reflect capital contributions, distributions and cumulative net income or loss.

(2)
Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2013 are as follows: $12.6 million matures in 2014, $11.8 million matures in 2015, $24.2 million matures in 2016 and $20.0 million matures in 2017.

(3)
Represents planned year in which model homes will be open for sales at the communities, except for Russell Ranch, Civic Center and Cannery Park where it represents expected commencement date of lot sales.

(4)
Backlog consists of homes under sales contracts that had not yet closed as of December 31, 2013, and there can be no assurance that closing of sold homes will occur. Backlog has not been reduced to reflect our historical cancellation rate.

(5)
Prior to the close of escrow on the land under contract, our capital contribution percentage is 50%. Once the joint venture acquires the land, our capital contribution percentage changes to 35%. As of December 31, 2013, our contribution percentage for these joint ventures was 50%.

Fee Building Services
Although our primary business focus is building and selling homes for our own account, we also selectively provide construction services to build homes for independent third-party property owners, some of which have been or may be marketed under The New Home Company brand name. We refer to these projects as “fee building projects.” Our services with respect to fee building projects may include design, development, construction and sale of the homes, and we may take a project at any stage of development through its completion and sale. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer.
Our Financing Strategy
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on favorable terms. In this regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is both recourse and non-recourse to us, and we anticipate that future indebtedness will be likewise. As of December 31, 2013, we had approximately $39.7 million of aggregate loan commitments, of which $17.9 million was outstanding. At that date, our aggregate loan commitments consisted primarily of a secured revolving line of credit and a loan from a land seller secured by the land. Existing indebtedness of our joint ventures is both non-recourse and limited recourse to us. As of December 31, 2013, the unconsolidated joint ventures had approximately $229.2 million of aggregate loan commitments, of which $68.6 million was outstanding. Of these commitment amounts, $32.2 million was non-recourse and $197.1 million was limited recourse to us. Of the amounts outstanding, $39.1 million was limited recourse to us. Limited recourse guarantees include environmental, completion and loan-to-value maintenance. We consider a number of factors when evaluating our level of indebtedness and, when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur, and we may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

Segments

For financial information about our segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Consolidated Financial Statements.
Government Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters, which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.
We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the EPA and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws.
Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination. A mitigation system may be installed during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane. Some buyers may not want to purchase a home with a mitigation system.
Competition
Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, home-buying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with trade partners and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.
Employees
As of December 31, 2013, we had 153 employees, 63 of whom were executive, management and administrative personnel located in our offices and 90 were located at our projects. Of the latter, 31 were sales and design personnel and 59 were involved in supervision of field construction. Although none of our employees are covered by collective bargaining agreements, certain of the trade partners engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and trade partners are very good.
Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. However, in the future we may become involved in various legal proceedings arising in the ordinary course of business or otherwise.
Our Offices
Our principal executive offices are located at 95 Enterprise, Suite 325, Aliso Viejo, California 92656. Our main telephone number is (949) 382-7800. Our internet website is www.NWHM.com. We will make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission. Copies of these reports, and any amendment to them, are available free of charge upon request. The information contained in, or that can be accessed through our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Item 1A.	Risk Factors
You should carefully consider the following risk factors, which address the material risks concerning our business, together with the other information contained in this annual report on Form 10-K. If any of the risks discussed in this annual report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose part or all of your investment. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the initial section of this annual report entitled “Cautionary Note Concerning Forward-Looking Statements.”
Risks Related to Our Business
Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels for residential buildout.
Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our single-family homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts. To the extent that we are unable to purchase land parcels timely or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.
Adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. Since early 2006, the U.S. housing market has been negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that these economic and business trends continue or decline further, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
The health of the residential homebuilding industry may also be significantly affected by “shadow inventory” levels. “Shadow inventory” refers to the number of homes with a mortgage that are in some form of distress but that have not yet been listed for sale. Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. A significant shadow inventory in our markets could, were it to be released into our markets, adversely impact home prices and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, an important segment of our customer base consists of first time and second time “move-up” buyers, who often purchase homes subject to contingencies related to the sale of their existing homes. The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect our sales. Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets declines.
Our business strategy is focused on the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in coastal Southern California, the San Francisco Bay area and metro Sacramento and the potential entry into other Southwestern and Pacific Northwest markets. In Southern California, we principally operate in the counties of Orange, Los Angeles, Ventura and San Diego, and in Northern California, we principally operate in the counties of El Dorado, Placer, Sacramento, Yolo, Marin, San Mateo and Santa Clara. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, the state of California recently experienced severe budget shortfalls and has raised taxes and increased fees to offset the deficit. If these conditions in California persist or worsen, our business, prospects, liquidity, financial condition and results of operations could materially suffer. If the current, relatively weak buyer demand for new homes in California continues or worsens, home prices could stagnate or continue to decline, which would have a material adverse effect on us.
Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.
Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes. Many of our homebuyers must sell their existing homes in order to buy a home from us. Since 2009, the U.S. residential mortgage market as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and an increase in indemnity claims for mortgages. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal Housing Administration, or FHA, or Veterans Administration, or the VA, standards. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential “move-up” buyer who wishes to purchase one of our homes. In general, these developments have delayed any general improvement in the housing market. If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.
Substantially all purchasers of our homes finance their acquisitions with mortgage financing. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes and mortgage loans. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. In March 2014, a proposal was introduced in the U.S. Senate to overhaul the mortgage market by replacing Fannie Mae and Freddie Mac with a new system of Federally insured mortgage securities. There can be no assurance that such proposal will be enacted or as to the affect on the mortgage market if it is enacted. Such an overhaul may reduce the availability of mortgage loans or increase the cost of such loans to borrowers, which could materially and adversely affect us.
Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions on lending institutions will depend on the rules that are ultimately enacted. However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers or increase the costs to borrowers to obtain such loans. Any such reduction could result in a decline of our home sales, which could materially and adversely affect us.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed under “Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources—Seasonality” we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. We expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the homebuilding industry returns to a more normal operating environment, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in 2014 and beyond, if at all.
We may not achieve projected goals and objectives in the time periods that we anticipate or announce publicly, which could have an adverse effect on our business and could cause the price of our common stock to decline.
We set goals and objectives for the timing of certain accomplishments and milestones regarding our business. We have included some of these goals and objectives in this annual report on Form 10-K and may make similar future public statements. For example, this annual report on Form 10-K includes forecasts regarding the timelines for opening sales locations, or beginning development, in various communities or markets and the number of homes in planned future communities. These projections are based on our current expectations and may not accurately reflect specific uncertainties or uncertainties inherent in all forecasts. More specifically, the actual timing of these events can vary dramatically due to a number of factors, including currently unforeseen matters and matters beyond our control. To the extent that we are unable to meet our projected timelines, our revenue and results of operations could be negatively impacted.
If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land owned or controlled by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under option or similar contracts may be put at risk. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we sell and build houses. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Material write-downs and impairments in the value of our inventory may be required, and we may in the future sell land or homes at a loss, which could adversely affect our results of operations and financial condition.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would decrease the demand for our home products and land, which could be material to our business.
Changes in federal income tax laws may affect the demand for new homes and land suitable for residential development. Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gains from the sale of a principal residence. For instance, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households. If the federal government or a state government changes or further changes its income tax laws, as some lawmakers have proposed, by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential customers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.
Difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects.
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments or to develop housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We face potentially substantial risk with respect to our land and lot inventory.
We intend to acquire land parcels for replacement and expansion of land inventory within our current and any new markets. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The market value of land parcels, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions drive land values down, option agreements we have previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreements. Land parcels, building lots and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we are in financial distress. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all.
Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. The occurrence of any of these events could damage our land parcels and projects, cause delays in the completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could harm our sales and profitability. Our California markets are in areas which have historically experienced significant earthquake activity and seasonal wildfires. In addition to directly damaging our land or projects, earthquakes, wildfires or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.
There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable, and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Our business and results of operations depend on the availability and skill of trade partners.
Substantially all of our construction work is done by third-party trade partners with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our trade partners. We do not have long-term contractual commitments with any trade partners, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. Certain of the trade partners engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity could result in higher costs to retain our subcontractors. The inability to contract with skilled trade partners at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
In addition, despite our quality control efforts, we may discover that our trade partners were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our trade partners, repair the homes in accordance with our new home warranty and as required by law. We reserve 1% of the sales price of each home we sell to satisfy warranty and other legal obligations to our homebuyers. These reserves are established based on market practices, our historical experiences and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our reserves, and we may be unable to recover the cost of repair from such trade partners. Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be adversely affected.
Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also increase during periods of shortage or high inflation. During the recent economic downturn, a large number of qualified trade partners went out of business or otherwise exited the market. A reduction in available trade partners will likely exacerbate labor shortages when demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay the completion of our projects.
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, which can limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners.
We own interests in projects through 12 joint ventures, 11 of which are unconsolidated. As of December 31, 2013, we had investments in our unconsolidated joint ventures of $32.3 million. We may enter into additional joint ventures in the future, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

•
we do not have exclusive control over the development, financing, management and other aspects of the project or joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners;

•	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•
our existing joint venture agreements contain, and any future joint venture agreements may contain, buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner; we may not have the capital to purchase our joint venture parties’ interest under these circumstances even if we believe it would be beneficial to do so;

•	we cannot exercise sole decision-making authority regarding the project or joint venture, which could create the potential risk of creating impasses on decisions, such as acquisitions or sales;

•	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

•
a partner may fail to fund its share of required capital contributions or may become bankrupt, which generally would cause us and any other remaining partners to remain liable for the joint venture’s liabilities;

•
our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at a premium to the market price to continue ownership;

•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the projects owned by the joint venture to additional risk; or

•	we may be liable for joint venture obligations where the joint venture is a partnership and we serve as a general partner.
Any of the above might subject a project to liabilities in excess of those contemplated and adversely affect the value of our current and future joint venture investments.
We may be unable to obtain suitable bonding for the development of our housing projects.
We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
We are subject to environmental laws and regulations, which may increase our costs, limit the areas in which we can build homes and delay completion of our projects.
We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions, the present and former uses of the property, the presence or absence of endangered plants or animals or sensitive habitats, as well as conditions at nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency, or the EPA, and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws, including those applicable to control or storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber, and on other building materials.
California is especially susceptible to restrictive government regulations and environmental laws. For example, California imposes notification obligations respecting environmental conditions, sometimes recorded on deeds, and also those required to be delivered to persons accessing property or to home buyers or renters, which may cause some persons, or their financing sources, to view the subject parcels as less valuable or as impaired. California has also enacted so-called “climate change” legislation, which could result in additional costs to achieve energy use or energy efficiency mandates, alter community layouts, meet “green building” standards and impose carbon or other greenhouse gas reductions or offset obligations, and could result in other costs or obligations as well.
Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination. A mitigation system may be installed during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane. Some buyers may not want to purchase a home with a mitigation system.
Ownership, leasing or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.
We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to soil, water and air, including asbestos, the handling of hazardous materials and the cleanup of contaminated sites. We may be liable for the costs of removal, investigation or remediation of man-made or natural hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to remediate such substances adequately, may also adversely affect our ability to sell the land or to borrow using the land as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects are located on land that was contaminated by previous use.
The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. We expect that increasingly stringent requirements may be imposed on land developers and homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands. We also may not identify all of these concerns during any pre-acquisition or pre-development review of project sites, and concerns could arise due to post-acquisition changes in laws or agency policies, or the interpretation thereof. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. In addition, under environmental laws and regulations, third parties, such as environmental groups or neighborhood associations, may challenge the permits and other approvals required for our projects and operations. These matters could adversely affect our business, prospects, liquidity, financial condition and results of operations.
We may be liable for claims for damages as a result of use of hazardous materials.
As a land development and homebuilding business with a wide variety of historic ownership, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous or to contain hazardous materials or due to use of building materials or fixtures which are associated with elevated mold. Many of the agreements pursuant to which we purchase land for development provide that we purchase the land “as is” and that the seller of the land makes no representation as to the existence of any environmental contaminants. Accordingly, we have to rely on our own investigation as to the existence of environmental contaminants, and we may not be able to identify all pre-existing environmental contaminants at the time we purchase the land. Any such claims may adversely affect our business, prospects, liquidity, financial condition and results of operations. Insurance coverage for such claims may be limited or non-existent.
We may become subject to litigation, which could materially and adversely affect us.
In the future we may become subject to litigation, including claims relating to our operations, joint ventures, securities offerings and otherwise in the ordinary course of business or otherwise. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers. Furthermore, any litigation, regardless of its outcome, can divert the attention of our management from operating our core business and can harm our reputation, each of which could harm our business.
We may suffer uninsured losses or material losses in excess of insurance limits, and increased insurance costs and reduced insurance coverage may affect our results of operations and increase our potential exposure to liability.
Material losses or liabilities in excess of insurance proceeds may occur in the future. We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies. In addition, the costs of insuring against construction defect, product liability and director and officer claims are substantial, and the cost of insurance for our operations may rise, deductibles and retentions may increase and the availability of insurance may diminish. Should an uninsured loss or a loss in excess of insured limits occur, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. Significant increases in the cost of insurance coverage could also have a material adverse effect on our results of operations and financial condition. In addition, we could be liable to repair damage or meet liabilities caused by uninsured risks.
We may not be able to compete effectively against competitors in the homebuilding industry.
We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors have adversely affected demand for homes in the market as a whole and could do so again in the future. We also compete with the resale, or “previously owned,” home market which has increased significantly due to the large number of homes that have been foreclosed on or could be foreclosed on due to the recent economic downturn. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.
We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. We compete directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. This may give our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business as we have planned.
If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time we acquire control of a property to the time we make our first home sale on the site. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.
Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.
The cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders), excluding our unconsolidated joint ventures, was approximately 20% and 16%, respectively, for the years ended December 31, 2013 and 2012, respectively. Our cancellation rate for our unconsolidated joint venture projects was 7% and 5% for the years ended December 31, 2013 and 2012, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than with respect to certain design-related deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.
We are subject to product liability and warranty claims arising in the ordinary course of business.
As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business or otherwise. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Further, in the United States, and California in particular, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of our subcontractors may be unable to obtain insurance, particularly in California where we have instituted an “owner controlled insurance program,” under which subcontractors are effectively insured by us. If we cannot effectively recover construction defect liabilities and defense costs from our subcontractors or their insurers, or if we are self-insured, we may suffer losses. Coverage may be further restricted and become even more costly. Such circumstances could adversely affect our business, prospects, liquidity, financial condition and results of operations.
In addition, we conduct all of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller California operations.
We have historically incurred annual losses and may have difficulty maintaining profitability in the future.
Although we achieved profitable operations in 2013, we generated net losses of $1.4 million in 2012 and $2.3 million in 2011. We may not be able to sustain or increase profitability on an annual basis going forward. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. As a result, the price of our shares of common stock may decline, and you may lose a portion or all of your investment.
Our operating performance is subject to risks associated with the real estate industry.
Real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for operations, as well as the value of our real estate assets. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•	adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•	reductions in the level of demand for and increases in the supply of land suitable for development;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms or at all;

•
unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and

•
changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchase of homes or an increased incidence of home order cancellations. If we cannot successfully implement our business strategy, our business, prospects, liquidity, financial condition and results of operations will be adversely affected.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.
Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
Fluctuations in real estate values may require us to write-down the book value of our real estate assets.
The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with U.S. generally accepted accounting principles, or GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Inflation could adversely affect our business and financial results.
Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation typically also accompanies higher interests rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Acts of war or terrorism may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate. Each of these events could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.
An information systems interruption or breach in security could adversely affect us.
We rely on accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, any security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.
Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.
We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions or disposals of businesses, and the anticipated benefits may never be realized.
As a part of our business strategy, we may make acquisitions, or significant investments in or disposals of businesses. We may also expand our operations to new markets. Any future acquisitions, investments, disposals or entry into a new market would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies or businesses;

•	potential loss of key employees of the acquired companies or business;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;

•	difficulty in maintaining of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives; and

•	risks associated with entering markets in which we have limited or no direct experience.
The magnitude, timing and nature of any future acquisition or expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates. We cannot guarantee that we will be able to successfully integrate any company or business that we might acquire in the future, or that any expansion into a new market will be successfully executed, and our failure to do so could harm our current business.
In addition, we may not realize the anticipated benefits of these transactions or expansions, and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or may come to light after the expiry of warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, prospects, liquidity, financial condition and results of operations and could lead to a decline in the price of our common stock.
Utility shortages or price increases could adversely impact our operations.
Certain of the areas in which we operate, particularly in Southern and Northern California, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. In addition, power shortages and rate increases may adversely affect the local economies in which we operate, which may reduce demand for housing in our markets.
We are an early-stage company and will rely on significant growth to achieve and sustain profitability. Our business strategy will fail if we are unable to manage our expected growth.
We began operations in the third quarter of 2009, and we sold our first home in 2010. Through December 31, 2013, we have delivered 722 homes (including 190 and 340 through our unconsolidated joint venture and fee building projects, respectively), and we have only recently begun to significantly expand our operations. Our business plan requires us to continue to expand our operations over a relatively short period of time. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. In order to manage our continued growth, we may be required to raise significant amounts of capital, improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage a growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate, and we may be unable to obtain the necessary capital, to support our anticipated growth. If we are unable to manage our growth effectively, our financial position and results of operations may be adversely affected.

Risks Related to Our Indebtedness
We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is both recourse and non-recourse to us, and we anticipate that future indebtedness will be likewise. As of December 31, 2013, we had approximately $39.7 million in loan commitments, of which $17.9 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service costs. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our board of directors may change our target debt levels at any time without the approval of our stockholders.
Incurring substantial debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, which is likely to result in acceleration of the maturity of such debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•
we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.
If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we may lose some or all of our assets that may be pledged to secure our obligations to foreclosure. Also, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to increase our returns.
Our growth strategy requires significant additional capital. Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	with respect to acquisition or development financing, the market’s perception of the value of the land parcels to be acquired or developed;

•	our debt levels;

•	any credit rating assigned to us or our existing debt by a rating agency or any indication that those ratings may be lowered;

•	our expected results of operations;

•	our cash flow; and

•	the market price of our common stock.
Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the current volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.
Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.
Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. If we fail to meet or satisfy any of these covenants in our debt agreements, we would be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. A default on any of our debt agreements could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our land parcels.
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our land parcels or other assets because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2013, we had approximately $39.7 million in loan commitments, of which $17.9 million was outstanding. As part of our financing strategy, we may incur a significant amount of additional debt. Our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of a favorable return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Failure to hedge effectively against interest rate changes may adversely affect us.
We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations on our indebtedness that bears interest at floating rates. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these hedging agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Increased interest expenses on our floating rate indebtedness that we have not hedged will harm our financial position and results of operations.
Risks Related to Our Organization and Structure
We have a limited operating history and we may not be able to successfully operate our business.
Our company was founded in August 2009, and prior to the year ended December 31, 2013, we incurred losses. In association with our initial public offering, TNHC LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed The New Home Company Inc. Given our limited operating history, you have limited historical information upon which to evaluate our prospects, including our ability to acquire desirable land parcels, develop such land and market our homes. In addition, we cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies as described in this annual report on Form 10-K and in other public statements and filings made with the Securities and Exchange Commission. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness. You should not rely upon the past performance of our management team, as past performance may not be indicative of our future results.

We depend on key personnel.
Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, H. Lawrence Webb, our Chief Executive Officer, Wayne Stelmar, our Chief Financial Officer, Joseph Davis, our Chief Investment Officer, and Thomas Redwitz, our Chief Operating Officer, each of whom would be difficult to replace. Although we have entered into employment agreements with Messrs. Webb, Stelmar, Davis and Redwitz, there is no guarantee that these executives will remain employed with us. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave depends on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. Although we are currently considering our coverages, we have not obtained key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.
Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of our company.
The employment agreements we have entered into with H. Lawrence Webb, our Chief Executive Officer, Wayne Stelmar, our Chief Financial Officer, Joseph Davis, our Chief Investment Officer, and Thomas Redwitz, our Chief Operating Officer, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.
Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us.
Our charter and bylaws and Delaware law contain provisions that may delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock. Certain of these provisions are described below.
Selected provisions of our charter and bylaws.
Our charter and/or bylaws contain anti-takeover provisions that:

•	divide our directors into three classes, with the term of one class expiring each year, which could delay a change in our control;

•
authorize our board of directors, without further action by the stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting that series and establish the rights and other terms of that series;

•	require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;

•
specify that special meetings of our stockholders can be called only by our board of directors pursuant to a resolution adopted by a majority of the total number of directors then in office, the chairman of our board of directors or our chief executive officer;

•	establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;

•	provide that our bylaws may be amended by our board of directors without stockholder approval;

•	allow our directors to establish the size of our board of directors by action of our board of directors, subject to a minimum of three members;

•
provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	do not give the holders of our common stock cumulative voting rights with respect to the election of directors; and

•	prohibit us from engaging in certain business combinations with any “interested stockholder” unless specified conditions are satisfied as described below under “—Selected provisions of Delaware law.”

Selected provisions of Delaware law.
We have opted out of Section 203 of the Delaware General Corporation Law, or the DGCL, which regulates corporate takeovers. However, our charter contains provisions that are similar to Section 203 of the DGCL. Specifically, our charter provides that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the person became an interested stockholder, unless:

•
prior to the time that person became an interested stockholder, our board of directors approved either the business combination or the transaction which resulted in the person becoming an interested stockholder;

•
upon consummation of the transaction which resulted in the person becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding certain shares; or

•
at or subsequent to the time the person became an interested stockholder, the business combination is approved by our board of directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Generally, a business combination includes a merger, consolidation, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of our voting stock. This provision could prohibit or delay mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.
We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.
Our board of directors will determine our operational policies, investment guidelines and our business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this annual report on Form 10-K. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We are subject to taxation as a corporation.
Immediately prior to the completion of our initial public offering, we converted into a Delaware corporation. As a corporation, we are subject to taxation as a corporation under U.S. Federal and state income tax laws.
The obligations associated with being a public company require significant resources and management attention.
As an "emerging growth company" we are not required to maintain internal control over financial reporting in a manner that meets the standards required by Section 404(a) of the Sarbanes-Oxley Act. We anticipate that we will be required to meet these standards in the course of preparing our financial statements in the future. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of Section 404(a).
We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any necessary improvements and receiving an unqualified opinion on the effectiveness of the internal controls over financial reporting in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our common stock could decline.

These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. In the future, we may discover areas of our internal controls that need improvement. We cannot be certain that we will be successful implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness or significant deficiency in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.
We are an “emerging growth company”, and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, although a variety of circumstances could cause us to lose that status earlier. We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period, and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.
Changes in accounting rules, assumptions or judgments could materially and adversely affect us.
Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock
A trading market for our common stock may not be sustained and our common stock prices may be volatile and could decline substantially following our initial public offering.
Prior to our initial public offering there was no market for shares of our common stock. Although our common stock is listed on the New York Stock Exchange under the symbol "NWHM," an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for shares of our common stock will be sustained;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their shares of common stock; or

•	the price that our stockholders may obtain for their common stock.
If an active market is not maintained, the market price of our common stock may decline and you may not be able to sell your shares. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.
Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	changes in interest rates, mortgage regulations or land and home prices in the areas in which we operate;

•	adverse market reaction to the level of our indebtedness;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets and in California in particular;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles and tax laws; and

•	passage of legislation or other regulatory developments that adversely affect us or the homebuilding and land development industry.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, our stock price and trading volume could decline.
The trading market for our common stock is influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not maintain analyst coverage in the future. Any analysts who do cover us may make adverse recommendations regarding our common stock, adversely change their recommendations from time to time or provide more favorable relative recommendations about our competitors. If any analyst who cover us now or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We do not intend to pay dividends on our common stock for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.
Our board of directors is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, securities (including debt securities) convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our common stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or other securities on the value of our common stock. Sales of substantial amounts of our common stock by a large stockholder or otherwise, or the perception that such sales could occur, may adversely affect the market price of our common stock.
In connection with our initial public offering, we, our officers and directors, TNHC Partners LLC and our non-management institutional investors and others have agreed that for a period of 180 days from January 30, 2014, we and they will not, without the prior written consent of Citigroup Global Markets Inc., dispose of or hedge any shares or any securities convertible into or exchangeable for our common stock, subject to certain exceptions. Citigroup Global Markets Inc. in its sole discretion may release any of the securities subject to these lock-up agreements at any time, which, in the case of officers and directors, shall be with notice. If the restrictions under the lock-up agreements are waived, shares of our common stock may become available for resale into the market, subject to applicable law, which could reduce the market price for our common stock.
We have entered into a registration rights agreement with the members of TNHC LLC, including the members of our management team and the institutional investors in TNHC LLC, with respect to the shares of our common stock that they received as part of our formation transactions. We refer to these shares collectively as the “registrable shares.” Pursuant to the registration rights agreement, we have granted the members of TNHC LLC and their direct and indirect transferees shelf registration rights requiring us to file a shelf registration statement and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the registrable shares registered for resale, and, in certain circumstances, the right to “piggy-back” the registrable shares in registration statements we might file in connection with any future public offering.
We have filed a registration statement on Form S-8 to register the offer and sale of the total number of shares of our common stock that may be issued under our 2014 Long-Term Incentive Plan, including the restricted stock units to be granted to our officers (other than Messrs. Webb, Stelmar, Davis and Redwitz) employees and directors, as well as the options to purchase shares of our common stock to be granted to the members of our management team, other officers and employees, in each case pursuant to our 2014 Long-Term Incentive Plan.
Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by conducting offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.
Non-U.S. holders may be subject to U.S. federal income tax on gain realized on the sale or disposition of shares of our common stock.
We believe we are and will remain a “United States real property holding corporation”, or USRPHC, for U.S. federal income tax purposes. As a result, a non-U.S. holder (as defined in “Certain Material Federal Income Tax Considerations”) may be subject to U.S. federal income tax on any gain realized on a sale or disposition of shares of our common stock if (i) our common stock is not regularly traded on an established securities market, or (ii) our common stock is regularly traded on an established securities market (such as the New York Stock Exchange) and such non-U.S. holder holds more than 5% of our common stock at any time during the shorter of the five-year period preceding the date of the sale or disposition and the non-U.S. holder’s holding period in such stock. A non-U.S. holder also will be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax under these rules. In addition, if our stock is not treated as publicly traded for purposes of these rules, a purchaser of the stock may be required to withhold and remit to the Internal Revenue Service, or the IRS, 10% of the purchase price, unless an exception applies.
No assurance can be given that our common stock will remain regularly traded in the future. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 8,800 square feet. We have amended the lease to increase our available space to approximately 15,800 square feet. The lease, as amended, expires in December 2018. In addition, we lease divisional offices in Northern and Southern California, including approximately 6,800 square feet through April 2017 in Roseville, approximately 4,200 square feet through December 2015 in Walnut Creek, and approximately 1,400 square feet through July 2015 in Agoura Hills. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 - Business.

Item 3.	Legal Proceedings
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 12, 2014, we had 4 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the ticker symbol “NWHM” and began trading on January 31, 2014. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future.”
On February 5, 2014, we closed our initial public offering pursuant to which we sold 8,984,375 shares of our common stock (including 1,171,875 shares sold pursuant to the underwriters exercise of their option to purchase additional shares from us) at a public offering price of $11.00 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-1 (File No. 333-189366), which the Securities and Exchange Commission declared effective on January 30, 2014. The offering did not terminate before all of the securities registered by the registration statement were sold. Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and Zelman Partners LLC acted as the underwriters. In accordance with the terms of our initial public offering, with net proceeds received from the underwriters exercise of their option to purchase an additional 1,171,875 shares from us, we repurchased 1,171,875 shares of our common stock from Watt issued to them in connection with our formation transaction. We raised approximately $75.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million, an estimated amount of other net offering expenses of $4.0 million, and approximately $12.0 million related to the Watt repurchase. Berchtold Capital Partners, an entity owned by Mr. Michael Berchtold, one of our non-employee directors, served as an advisor to us, providing us with general advice and guidance in connection with our becoming a public company, as well as assisting us with the selection of the members of our board of directors, the selection of and interacting with our compensation consultant and advising our executives and our board of managers regarding governance and compensation matters. We paid Berchtold Capital Partners $562,500 for these services, including $500,000 upon completion of our initial public offering. No payments were made by us to any other directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 3, 2014 pursuant to Rule 424(b) of the Securities Act.  We have invested the funds received in a variety of money market accounts.

Item 6.	Selected Financial Data
The following sets forth our selected financial data and other operating data on a historical basis. You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K.
Our historical consolidated balance sheet information as of December 31, 2013. 2012, and 2011, and consolidated statement of operations information for the years ended December 31, 2013, 2012 and 2011 and for the period from August 18, 2010 (inception) through December 31, 2010 and the period from January 1, 2010 through August 17, 2010 have been derived from the historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm.

	TNHC LLC				Predecessor
	Year Ended December 31,			Period From August 18, 2010 (Inception) Through December 31,	Period From January 1, 2010 Through August 17,
	2013	2012	2011	2010	2010
Consolidated Statement of Operations Data:
Home sales(1)	$35,662,980	$24,197,956	$25,624,111	$5,319,408	$538,598
Cost of home sales(1)	28,979,493	20,779,338	21,774,199	4,423,236	399,995
Homebuilding gross profit	6,683,487	3,418,618	3,849,912	896,172	138,603
Fee building	47,565,505	28,268,675	16,522,946	11,494,347	12,941,110
Cost of fee building	42,317,737	26,505,042	16,762,666	11,331,286	12,764,497
Fee building gross profit (loss)	5,247,768	1,763,633	(239,720)	163,061	176,613
Land sales gross margin	—	(321,791)	—	—	—
Abandoned project costs	874,719	408,642	128,798	—	—
Selling and marketing	1,771,771	1,677,058	1,748,430	453,799	134,002
General and administrative	7,107,518	4,474,949	3,997,617	848,114	328,295
	2,177,247	(1,700,189)	(2,264,653)	(242,680)	(147,081)
Equity in net income (loss) of unconsolidated joint ventures	4,735,224	349,445	(38,916)	—	—
Guaranty fee income	113,562	85,172	—	—	—
Other expense, net	(30,142)	(15,048)	(14,750)	(10,596)	(6,048)
Income (loss) before taxes	6,995,891	(1,280,620)	(2,318,319)	(253,276)	(153,129)
Provision for taxes	(290,386)	(71,255)	(10,149)	—	—
Net income (loss)	6,705,505	(1,351,875)	(2,328,468)	(253,276)	(153,129)
Net loss attributable to noncontrolling interests	500	—	—	—	—
Net income (loss) attributable to The New Home Company	$6,706,005	$(1,351,875)	$(2,328,468)	$(253,276)	$(153,129)
Pro forma earnings (loss) per share (2)
Basic (2)	$0.76	$(0.25)	$(0.65)	$(0.11)	$(0.18)
Diluted (2)	$0.76	$(0.25)	$(0.65)	$(0.11)	$(0.18)
Operating Data - Company Projects
Net new home orders	72	72	45	15	4
New homes delivered	82	53	49	8	—
Average sales price of homes delivered	$435,000	$457,000	$523,000	$665,000	$—
Cancellation rate	20%	16%	25%	10%	—%
Average selling communities	3.0	4.0	4.0	3.0	1.0
Selling communities at end of period	3	3	4	3	1
Backlog at end of period, number of homes	15	26	7	11	4
Backlog at end of period, aggregate sales value	$11,867,000	$10,593,000	$5,074,000	$3,982,000	$1,177,000
Average sales price of backlog	$791,000	$407,000	$725,000	$362,000	$294,000

	As of December 31,
	2013	2012	2011
Consolidated Balance Sheet Data
Cash, cash equivalents and restricted cash	$9,671,576	$6,152,048	$5,523,851
Receivables	7,736,662	6,100,836	59,317
Real estate inventories	45,350,479	39,268,764	28,890,573
Investment in unconsolidated joint ventures	32,269,546	12,424,229	4,854,584
Other assets	3,921,033	564,839	433,465
Total assets	$98,949,296	$64,510,716	$39,761,790
Notes payable to member	$—	$1,000,000	$—
Notes payable	17,883,338	16,721,878	9,383,462
Accounts payable and accrued expenses	15,538,864	11,214,124	2,526,739
Total liabilities	33,422,202	28,936,002	11,910,201
Members’ equity	64,355,719	35,574,714	27,851,589
Noncontrolling interest in subsidiary	1,171,375	—	—
Total equity	65,527,094	35,574,714	27,851,589
Total liabilities and members’ equity	$98,949,296	$64,510,716	$39,761,790

					Predecessor
	Year Ended December 31,			Period From August 18, 2010 (Inception) Through December 31,	Period From January 1, 2010 Through August 17,
	2013	2012	2011	2010	2010
Operating and Financial Data – Unconsolidated Joint Ventures(3)
Home sales	$183,038,268	$56,018,517	$—	$—	$—
Homebuilding gross profit	$49,728,254	$14,470,281	$—	$—	$—
Net income (loss)	$35,434,206	$8,652,751	$(766,819)	$—	$—
The Company's equity in net income (loss) of unconsolidated joint ventures	$4,735,224	$349,445	$(38,916)	$—	$—
Management fees earned by the Company(4)	$8,250,764	$2,949,365	$844,411	—	—
Net new home orders	156	96	—	—	—
New homes delivered	148	42	—	—	—
Cancellation rate	7%	5%	—	—	—
Average selling communities	3.6	3.0	—	—	—
Selling communities at end of period	6	3	—	—	—
Backlog at end of period, number of homes	62	54	—	—	—
Backlog at end of period, aggregate sales value	$42,570,000	$72,921,000	$—	$—	$—
Average sales price of backlog	$687,000	$1,350,000	$—	$—	$—

	As of December 31,
	2013	2012	2011
Balance Sheet Data – Unconsolidated Joint Ventures
Total assets, primarily real estate inventories	$287,690,268	$173,255,773	$92,622,144
Total liabilities, primarily accounts payable and notes payable	$83,658,411	$44,673,841	$21,610,963
The Company’s equity	32,269,546	12,424,229	4,854,584
Other partners’ equity	171,762,311	116,157,703	66,156,597
Total equity	204,031,857	128,581,932	71,011,181
Total liabilities and equity	$287,690,268	$173,255,773	$92,622,144
					Predecessor
	Year Ended December 31,			Period From August 18, 2010 (Inception) Through December 31,	Period From January 1, 2010 Through August 17,
	2013	2012	2011	2010	2010
Operating Data – Fee Building Projects
New homes delivered	194	50	47	37	12

(1)
During the year ended December 31, 2011 and 2010, the Company entered into a fee building services agreement that allowed us to independently operate a design center and directly market upgrade options to the landowners’ homebuyers. We recognized revenue for these option upgrades in accordance with ASC 360-20, "Property, Plant and Equipment, Real Estate Sales", as more fully described in the notes to the consolidated financial statements. During the year ended December 31, 2011 and 2010, we recognized revenue for these option upgrades of $3.2 million and $2.8 million, which is included above in home sales. The cost of these option upgrades, included above in cost of home sales, was $2.5 million and $2.2 million during the years ended December 31, 2011 and 2010, respectively. These revenues and costs were for the delivery of option upgrades on 47 and 49 homes, respectively, which are included in the operating data for fee building services.

(2)
Pro forma earnings (loss) per share does not consider shares issued in the initial public offering. Pro forma basic and diluted earnings (loss) per share gives effect to the conversion of the Company’s members’ equity into common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later, and the conversion to a consolidated taxable entity. The number of shares converted is based on the initial public offering price of $11.00 per share.

(3)
“Operating and Financial Data – Unconsolidated Joint Ventures” reflects the data for the ventures and not our share thereof. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures. A description of such share of distributions in excess of our capital interest for each of our joint ventures is described under “Business—Joint Ventures.” Such financial data is not included in our financial data for GAAP purposes, but is recognized in our results of operations as a component of equity in net income (loss) of unconsolidated joint ventures. We have interests in several unconsolidated joint ventures and this information has been included to provide additional information about the operations and financial condition of our unconsolidated joint ventures. This data is included for informational purposes only.

(4)
We have entered into agreements with our unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the agreements, we receive a management fee based on each project’s revenues. During the years ended December 31, 2013, 2012 and 2011, we earned $8.3 million, $2.9 million and $0.8 million, respectively, in management fees, which have been recorded as fee building revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following in conjunction with the sections of this annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” “Selected Financial Data” and “Business” and our historical financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K.
Consolidated Financial Data:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Home sales	$35,662,980	$24,197,956	$25,624,111
Fee building, including overhead fees from unconsolidated joint ventures of $8,250,764, $2,949,365 and $844,411, respectively	47,565,505	28,268,675	16,522,946
Land sales	—	2,940,100	—
	83,228,485	55,406,731	42,147,057
Expenses:
Cost of homes sales	28,979,493	20,779,338	21,774,199
Cost of fee building	42,317,737	26,505,042	16,762,666
Cost of land sales	—	3,261,891	—
Abandoned project costs	874,719	408,642	128,798
Selling and marketing	1,771,771	1,677,058	1,748,430
General and administrative	7,107,518	4,474,949	3,997,617
	81,051,238	57,106,920	44,411,710
Equity in net income (loss) of unconsolidated joint ventures	4,735,224	349,445	(38,916)
Guaranty fee income	113,562	85,172	—
Other expense, net	(30,142)	(15,048)	(14,750)
Income (loss) before taxes	6,995,891	(1,280,620)	(2,318,319)
Provision for taxes	(290,386)	(71,255)	(10,149)
Net income (loss)	6,705,505	(1,351,875)	(2,328,468)
Net loss attributable to noncontrolling interests	500	—	—
Net income (loss) attributable to The New Home Company LLC	$6,706,005	$(1,351,875)	$(2,328,468)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net New Home Orders and Backlog

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	72	72	—	—%
Cancellation rate	20%	16%	4%	25%
Average selling communities	3.0	4.0	(1.0)	(25)%
Selling communities at end of period	3	3	—	—%
Backlog (dollar value)	$11,867,000	$10,593,000	$1,274,000	12%
Backlog (homes)	15	26	(11)	(42)%
Average sales price of backlog	$791,000	$407,000	$384,000	94%
Net new home orders for the years ended December 31, 2013 and 2012 were 72 for both periods. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2013 was 24.0 per average selling community (2.0 monthly), compared to 18.0 per average selling community (1.7 monthly) during the same period in 2012.
Our cancellation rate, excluding our unconsolidated joint ventures, of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 20% for the year ended December 31, 2013 as compared to 16% for the same period in 2012. Our average number of selling communities decreased by one for the year ended December 31, 2013 compared to the same period in 2012.
Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to six months, although we may experience cancellations of sales contracts prior to closing. The number of homes in backlog as of December 31, 2013 compared to December 31, 2012 decreased 42% as a result of a 55% increase in new home deliveries and no change in net new home orders. The dollar value of backlog increased $1.3 million, or 12%, as of December 31, 2013 compared to December 31, 2012 primarily due to an increase in average sales price of the homes in backlog. The average sales price of backlog increased by $384,000, or 94%, during the year ended December 31, 2013 primarily due to a change in product mix, driven by the introduction of sales in a higher priced community during the same period. The increase in the dollar amount of backlog generally results in an increase in operating revenues in subsequent periods.
Home Sales Revenue and New Homes Delivered

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
New homes delivered	82	53	29	55%
Home sales revenue	$35,662,980	$24,197,956	$11,465,024	47%
Average sales price of homes delivered	$435,000	$457,000	$(22,000)	(5)%
New home deliveries increased by 29, or 55%, during the year ended December 31, 2013 compared to the same period in 2012. The increase in new home deliveries was primarily attributable to an increase in deliveries at one community in Northern California to 62, from 9 for the years ended December 31, 2013 and 2012, respectively.
During the year ended December 31, 2013, average sales price of homes delivered decreased $22,000, or 5%, from the same period in 2012. This increase is primarily due to a slight change in product mix.

Homebuilding

	Year Ended December 31,
	2013	%	2012	%
Home sales	$35,662,980	100.0%	$24,197,956	100.0%
Cost of home sales	28,979,493	81.3%	20,779,338	85.9%
Homebuilding gross margin	6,683,487	18.7%	3,418,618	14.1%
Add: interest in cost of home sales	549,971	1.5%	328,245	1.4%
Adjusted homebuilding gross margin(1)	$7,233,458	20.2%	$3,746,863	15.5%
Homebuilding gross margin percentage	18.7%		14.1%
Adjusted homebuilding gross margin percentage(1)	20.2%		15.5%

(1)	Non-GAAP financial measure (as discussed below).
Cost of home sales includes the cost of land, land development, home construction, capitalized interest, indirect costs of construction, estimated warranty costs, real estate taxes and direct costs incurred during development and home construction that benefit the project and is dependent upon the number of new home deliveries and the price at which we can acquire land and raw materials. Cost of home sales increased to $29.0 million from $20.8 million during the year ended December 31, 2013 when compared to the same period in 2012. The increase in cost of home sales primarily relates to the 55% increase in new home deliveries.
Cost of home sales as a percentage of home sales revenue decreased to 81.3% from 85.9% for the year ended December 31, 2013 when compared to the same period in 2012, respectively, due to a larger number of new home deliveries from communities with a lower cost of land.
Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin increased to 18.7% for the year ended December 31, 2013 as compared to 14.1% for the same period in 2012 primarily due to a shift in product mix to higher margin communities and improved overall market conditions.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 20.2% for the year ended December 31, 2013, compared to 15.5% for the same period in 2012. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Year Ended December 31,
	2013	%	2012	%
Fee building revenues	$47,565,505	100.0%	$28,268,675	100.0%
Cost of fee building	42,317,737	89.0%	26,505,042	93.8%
Fee building gross margin	$5,247,768	11.0%	$1,763,633	6.2%
As of December 31, 2013 and 2012, we had 11 and five, respectively, fee building agreements with independent third-party land owners and 11 and four, respectively, construction management agreements with our unconsolidated joint ventures to provide construction management services. Fee building revenue increased to $47.6 million for the year ended December 31, 2013 compared to $28.3 million for the same period during 2012. The increase in fee building revenue and cost is due to the six new fee building agreements with increased construction activity during the year ended December 31, 2013 and the increase in management fees from unconsolidated joint ventures primarily as a result of increased new home deliveries from unconsolidated joint ventures during the year ended December 31, 2013.
We collect management fees from our unconsolidated joint ventures over the life of the project, and these fees increase as homes are delivered. Management fees were $8.3 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively, and are included in fee building revenues. The 186% increase in management fees from unconsolidated joint ventures was the primary reason fee building gross margin percentage increased to 11.0% from 6.2% for the years ended December 31, 2013 and 2012, respectively.
Cost of fee building increased to $42.3 million for the year ended December 31, 2013 compared to $26.5 million for the same period during 2012. Cost of fee building includes overhead expenses that are attributable to the fee building projects and direct labor, subcontractor costs and other indirect project costs that are reimbursed by the independent third-party land owner. The amount of reimbursable labor, subcontractor and indirect project costs are primarily driven by the pace at which the land owner has us execute its development plan. The amount of overhead expenses included in cost of fee building were $5.4 million and $3.1 million for the years ending December 31, 2013 and 2012, respectively.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs for specific projects, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the year ended December 31, 2013, abandoned project costs increased to $0.9 million from $0.4 million during the year ended December 31, 2012, primarily due to the increase in project investigation activity.
Equity in Net Income (Loss) of Unconsolidated Joint Ventures
As of December 31, 2013 and 2012, we had ownership interests in eleven and five, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $35.4 million and $8.7 million in net income during the years ended December 31, 2013 and 2012, respectively. Our equity in net income from unconsolidated joint ventures was $4.7 million for the year ended December 31, 2013, compared to equity in net income of $0.3 million for the same period in 2012. The change was primarily due to the 148 and 42 new home deliveries during the years ended December 31, 2013 and 2012, respectively, partially offset by losses from unconsolidated joint ventures that are not yet delivering homes.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results of operations as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Unconsolidated Joint Ventures—Net New Home Orders, Backlog, Revenues and Deliveries
Net new home orders	156	96	60	63%
Cancellation rate	7%	5%	2%	40%
Average selling communities	3.6	3.0	0.6	20%
Selling communities at end of period	6	3	3	100%
Backlog (dollar value)	$42,570,000	$72,921,000	$(30,351,000)	(42)%
Backlog (homes)	62	54	8	15%
Average sales price of backlog	$687,000	$1,350,000	$(663,000)	(49)%
New homes delivered	148	42	106	252%
Home sales revenue	$183,038,268	$56,018,517	$127,019,751	227%
Average sales price of homes delivered	$1,237,000	$1,334,000	$(97,000)	(7)%

Net new home orders from unconsolidated joint ventures increased to 156 from 96, or 63%, for the years ended December 31, 2013 and 2012, respectively, primarily due to the opening of six new selling communities, offset by the closeout of three selling communities. The absorption rate for unconsolidated joint ventures for the year ended December 31, 2013 was 43.3 per average selling community (3.6 monthly), compared to 32 per average selling community (5.3 monthly) during the same period in 2012.
The cancellation rate of unconsolidated joint venture projects was approximately 7% for the year ended December 31, 2013 as compared to 5% for the same period in 2012. The dollar value and average sales price of backlog as of December 31, 2013 compared to December 31, 2012 decreased due to the closeout of three higher priced communities in Irvine, CA and the increase in net new home orders at four lower priced communities in Santa Clarita, CA during the year ended December 31, 2013. The number of homes in backlog from unconsolidated joint ventures as of December 31, 2013 increased 15% from December 31, 2012 primarily due to the 63% increase in net new home orders, offset partially by an increase in new home deliveries.

New homes delivered from unconsolidated joint ventures increased to 148 from 42, or 252%, for the periods ended December 31, 2013 and 2012, respectively, primarily due to an increase in community count and the 2012 period only having closings in the last three months of the year compared to a full year of activity in 2013. The increase in new home deliveries also lead to a significant increase in home sales revenue from unconsolidated joint ventures to $183.0 million from $56.0 million, or 227%, during the years ended December 31, 2013 and 2012, respectively. The average sales price of homes delivered saw a slight decrease during the year ended December 31, 2013 compared to the same period in 2012 due to the introduction of deliveries in a lower priced community in Santa Clarita, CA.

	Year Ended December 31,
	2013	%	2012	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales	$183,038,268	100.0%	$56,018,517	100.0%
Cost of unconsolidated joint ventures home sales	133,310,014	72.8%	41,548,236	74.2%
Unconsolidated joint ventures gross margin	49,728,254	27.2%	14,470,281	25.8%
Add: interest in cost of unconsolidated joint venture home sales	3,256,806	1.8%	1,358,380	2.4%
Adjusted unconsolidated joint ventures home sales gross margin (1)	$52,985,060	29.0%	$15,828,661	28.2%
Unconsolidated joint ventures home sales gross margin percentage	27.2%		25.8%
Adjusted unconsolidated joint ventures home sales gross margin percentage (1)	29.0%		28.2%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures home sales gross margin percentage was 29.0% for the year ended December 31, 2013, compared to 28.2% for the same period in 2012. Adjusted unconsolidated joint ventures home sales gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures gross margin, investors are able to assess the performance of our unconsolidated joint venture business excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	December 31,		Increase (Decrease)
	2013	2012	Amount	%
Unconsolidated Joint Ventures—Lots Owned and Controlled
Lots owned	1,694	766	928	121%
Lots controlled (1)	1,279	1,042	237	23%
Total	2,973	1,808	1,165	64%

(1)	Consists of 1,279 lots and 1,042 lots that are under purchase and sale agreements, as of December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the number of lots owned by our unconsolidated joint ventures increased by 928 due to the acquisition of 1,076 lots, offset by 148 new home deliveries.

Selling, General and Administrative Expense

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2013	2012	2013	2012
Selling and marketing expenses	$1,771,771	$1,677,058	5.0%	6.9%
General and administrative expenses (“G&A”)	7,107,518	4,474,949	19.9%	18.5%
Total selling, marketing and G&A	$8,879,289	$6,152,007	24.9%	25.4%
Selling and marketing expense incurred during the year ended December 31, 2013 decreased to 5.0% of home sales revenue compared to 6.9% for the same period in 2012. The decrease in selling and marketing expense is primarily due to a 47% increase in home sales revenue during the year ended December 31, 2013 as compared to the same period in 2012 and a decrease in the amount of outside broker commission payments during the year ended December 31, 2013.
During the year ended December 31, 2013, G&A expenses increased to $7.1 million from $4.5 million for the same period in 2012, primarily due to a 65% increase in personnel as a result of the increase in, and level of activity of our projects. G&A expenses as a percentage of home sales revenue increased to 19.9% for the year ended December 31, 2013 from 18.5% for the year ended December 31, 2012 also due to the 65% increase in personnel.
Guaranty Fee Income
During the years ended December 31, 2013 and 2012, we recognized $113,562 and $85,172 respectively in guaranty fee income from one of our unconsolidated joint ventures for certain loan guaranties provided over a 12-month period by us on behalf of the unconsolidated joint venture. The loan guaranties were outstanding for a full year in the 2013 period, compared to only nine months in the 2012 period. As a result, guaranty fee income increased slightly during the year ended December 31, 2013 as compared to the same period in 2012.
Other Expense, Net
Other expense, net increased slightly during the year ended December 31, 2013 compared to the same period in 2012 due to an increase in fees paid to state regulatory agencies.
Provision For Taxes
We are a limited liability company which is treated as a partnership for income tax purposes and is subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by us are the obligation of the members. We have a subsidiary that is treated as a C Corporation, and Federal and state income taxes are provided for this entity.
Provision for income taxes increased to $0.3 million for the year ended December 31, 2013 compared to $71,255 for the year ended December 31, 2012. The increase in provision for income taxes is primarily due to the increase in income from fee building activity during the year ended December 31, 2013 compared to the year ended December 31, 2012.
Net Income (Loss)
As a result of the foregoing factors, net income during the year ended December 31, 2013 was $6.7 million compared to a net loss during the same period in 2012 of $1.4 million.
Interest Incurred
Interest, which was incurred principally to finance land acquisition, land development and home construction, totaled $1.1 million and $0.6 million for the year ended December 31, 2013 and 2012, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to our increase in average outstanding debt balances, which was the result of the increase in the number of projects and the growth in our real estate inventory.

Lots Owned and Controlled

	December 31,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	169	150	19	13%
Northern California	217	219	(2)	(1)%
Total	386	369	17	5%
Lots Controlled (1)
Southern California	254	107	147	137%
Northern California	153	108	45	42%
Fee Building Projects (2)	1,311	234	1,077	460%
Total	1,718	449	1,269	283%
Total Lots Owned and Controlled	2,104	818	1,286	157%

(1)
Includes 260 and 183 lots as of December 31, 2013 and 2012, respectively, that are under purchase contracts and 147 and 32 lots that are under non-binding letters of intent as of December 31, 2013 and 2012, respectively.

(2)	Subject to agreements with property owners.
Our lots owned increased 5% to 386 as of December 31, 2013 primarily due to the acquisition of three communities containing 101 lots, offset by new home deliveries.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net New Home Orders and Backlog

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Net new home orders	72	45	27	60%
Cancellation rate	16%	25%	(9)%	(36)%
Average selling communities	4	4	—	—%
Selling communities at end of period	3	4	(1)	(25)%
Backlog (dollar value)	$10,593,000	$5,074,000	$5,519,000	109%
Backlog (homes)	26	7	19	271%
Average sales price of backlog	$407,000	$725,000	$(318,000)	(44)%
Net new home orders for the year ended December 31, 2012 increased 60% to 72, compared to 45 during the the year ended December 31, 2011. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2012 was 18 per average selling community (1.7 monthly), compared to 11.25 per average selling community (0.8 monthly) during the year ended December 31, 2011. Our cancellation rate, excluding our unconsolidated joint ventures, of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 16% for the year ended December 31, 2012 as compared to 25% for the year ended December 31, 2011. The growth during the year ended December 31, 2012 was primarily due to the opening of one new community and increased absorption rates at our selling communities. Our average number of selling communities decreased by one during the year ended December 31, 2012 due to opening one new community, offset by the final closeout of two selling communities. The increase in net new home orders positively impacted our number of homes in backlog, which are homes we expect to close in future periods. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.
Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to six months, although we may experience cancellations of sales contracts prior to closing. The increase in backlog homes of 19 homes was driven by the 60% increase in net new home orders during the year ended December 31, 2012 as compared to the previous year. The dollar value of backlog increased $5.5 million, or 109%, as of December 31, 2012. The increase in dollar amount of backlog reflects an increase in the number of homes in backlog of 19. We experienced a decrease in average sales price of backlog of $318,000 during the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the introduction of sales in a lower priced community during the same period. The increase in the dollar amount of backlog of homes sold, but not closed, as described above generally results in an increase in operating revenues in subsequent periods.
Home Sales Revenue and New Homes Delivered

	Year Ended December 31,			Increase (Decrease)
	2012	2011		Amount	%
New homes delivered	53	49		4	8%
Home sales revenue	$24,197,956	$25,624,111	(1)	$(1,426,155)	(6)%
Average sales price of homes delivered	$457,000	$523,000	(1)	$(66,000)	(13)%

(1)
We entered into a fee building services agreement that allowed us to independently operate a design center and directly market upgrade options to the landowners’ homebuyers. We recognized revenue only for these option upgrades, and not the related homes delivered, in accordance with ASC 360-20, "Property, Plant and Equipment, Real Estate Sales", as more fully described in the notes to the consolidated financial statements. During the years ended December 31, 2012 and 2011, we recognized revenue for these option upgrades of $0 and $3.2 million, respectively, which is included above in home sales revenue. These option revenues were for the delivery of 0 and 47 homes in 2012 and 2011, respectively, which are not included above as new homes delivered. Excluding these option upgrade revenues, home sales revenue and the average sales price of homes delivered in the year ended December 31, 2011 would have been $22.5 million and $458,000, respectively.

New home deliveries increased by four, or 8%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in new home deliveries was primarily attributable to the increase in net new home orders and homes in backlog.
Home sales revenue decreased by $1.4 million, or 6%, during the year ended December 31, 2012 primarily due to the closeout of a fee building project during the year ended December 31, 2011, which generated $3.2 million in home sales revenue during the year ended December 31, 2011 and none during the year ended December 31, 2012 (see note 1 above).
Homebuilding

	Year Ended December 31,
	2012	%	2011	%
Home sales(1)	$24,197,956	100.0%	$25,624,111	100.00%
Cost of home sales(1)	20,779,338	85.9%	21,774,199	85.0%
Homebuilding gross margin	3,418,618	14.1%	3,849,912	15.0%
Add: interest in cost of home sales	328,245	1.4%	425,704	1.7%
Adjusted homebuilding gross margin(2)	$3,746,863	15.5%	$4,275,616	16.7%
Homebuilding gross margin percentage	14.1%		15.0%
Adjusted homebuilding gross margin percentage(2)	15.5%		16.7%

(1)
We entered into a fee building services agreement that allowed us to independently operate a design center and directly market upgrade options to the landowners’ homebuyers. We recognized revenue only for these option upgrades, and not for the related new homes delivered, in accordance with ASC 360-20, "Property, Plant and Equipment, Real Estate Sales", as more fully described in the notes to the consolidated financial statements. During the years ended December 31, 2012 and 2011, we recognized revenue for these option upgrades of $0 and $3.2 million, respectively, which is included above in homebuilding home sales. The cost of these option upgrades, included above in homebuilding cost of home sales, was $0 and $2.5 million during the years ended December 31, 2012 and 2011, respectively. Excluding these option upgrades revenues, homebuilding home sales during the years ended December 31, 2012 and 2011 would have been $24.2 million and $22.5 million, respectively, and homebuilding cost of home sales would have been $20.8 million and $19.3 million respectively. Homebuilding gross margins would have been 14.1% for both years ended December 31, 2012 and 2011 and did not materially change on a per unit basis.

(2)
Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Cost of home sales includes the cost of land, land development, home construction, capitalized interest, indirect costs of construction, estimated warranty costs, real estate taxes and direct costs incurred during development and home construction that benefit the project and is dependent upon the number of new home deliveries and the price at which we can acquire land and raw materials. Cost of home sales decreased to $20.8 million from $21.8 million during the year ended December 31, 2012 when compared to the same period in 2011. Although new home deliveries increased by 8%, cost of home sales were higher during the year ended December 31, 2011 as a result of the cost of option upgrades at one of our fee building projects that was completed during the year ended December 31, 2011 (see note 1 above). Cost of home sales during the year ended December 31, 2012 did not include any costs related to option upgrades discussed in note 1 above, and, as a result, the cost of home sales decreased for the year ended December 31, 2012 despite an increase in new home deliveries.
Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin decreased to 14.1% for the year ended December 31, 2012 as compared to 15.0% for the year ended December 31, 2011 primarily due to option revenue related to the delivery of options and upgrades at one of our fee building projects that was completed during the year ended December 31, 2011 (see note 1 above). Excluding the additional options and upgrades deliveries during the year ended December 31, 2011, homebuilding gross margins would have remained the same (see note 1 above) and did not materially change on a per unit basis.
Excluding interest in cost of home sales, adjusted homebuilding gross margin was 15.5% for the year ended December 31, 2012, compared to 16.7% for the year ended December 31, 2011. Excluding the additional options and upgrades deliveries during the year ended December 31, 2011, adjusted homebuilding gross margins would have been 15.5% and 16.0% for the years ended December 31, 2012 and 2011, respectively. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Year Ended December 31,
	2012	%	2011	%
Fee building revenue	$28,268,675	100.0%	$16,522,946	100.0%
Cost of fee building	26,505,042	93.8%	16,762,666	101.5%
Fee building gross margin	$1,763,633	6.2%	$(239,720)	(1.5)%
As of December 31, 2012 and 2011, we had five and two fee building agreements, respectively, with independent third-party land owners and four and two construction management agreements, respectively, with our unconsolidated joint ventures to provide construction management services. Fee building revenue and our cost of fee building increased to $28.3 million and $26.5 million, respectively, for the year ended December 31, 2012 compared to $16.5 million and $16.8 million, respectively, for the year ended December 31, 2011. The increase in fee building revenue and cost of fee building is due to three new fee building agreements entered during the year ended December 31, 2012 and the increase in new home deliveries from three communities contained within one unconsolidated joint venture. Fee building revenue during the years ended December 31, 2012 and 2011 also included $450,477 and $0 related to an adjustment of the warranty liability on one of our fee building projects. Cost of fee building was not affected by this adjustment during the years ended December 31, 2012 and 2011. The additional fee building revenue from the warranty adjustment had a positive impact on fee building gross margin during the year ended December 31, 2012.
We collect management fees from unconsolidated joint ventures during the life of the project, which increase as new homes are delivered. These management fees were $2.9 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively, and are included in fee building revenues. During the year ended December 31, 2012 and 2011, there were

42 and 0, respectively, new home deliveries from unconsolidated joint ventures, which was the primary reason management fees from unconsolidated joint ventures increased.
Cost of fee building includes overhead expenses that are attributable to the fee building projects and direct labor, subcontractor costs and other indirect project costs that are reimbursed by the independent third-party land owner. The amount of reimbursable labor, subcontractor and indirect project costs are primarily driven by the pace at which the land owner has us execute its development plan. The amount of overhead expenses included in Cost of fee building were $3.1 million and $2.1 million for the years ending December 31, 2012 and 2011, respectively.
Cost of fee building for the year ended December 31, 2012 and 2011 included the contract intangible amortization expense of $0 and $0.4 million, respectively. As a result of the additional contract intangible amortization expense of $0.4 million during the year ended December 31, 2011, cost of fee building exceeded fee building revenue by $239,720 and created a negative fee building gross margin. During the year ended December 31, 2012, the additional fee building revenue from the warranty adjustment, the increase in management fees from unconsolidated joint ventures and the lack of contract intangible amortization expense caused fee building gross margin to increase by 7.7% from (1.5%) to 6.2%.
Land Sale
For the year ended December 31, 2012, we recognized $2.9 million in land sales revenue and $3.3 million in cost of land sales related to the sale of 42 finished lots contained within one of our communities. During April 2012, we made a decision to redeploy capital from a project in Sacramento to a project in San Jose. In connection therewith, we entered into an agreement with a single purchaser to sell 42 finished lots for $2.9 million. As a result, we recognized an impairment charge of $350,000 on the sale during June 2012 included in the cost of land sales. The sale closed in July 2012, resulting in a gross margin of $28,209 in the third quarter of the year ended December 31, 2012. For the year ended December 31, 2012, the net result of this transaction was a negative gross margin on land sales of $321,791.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs for specific projects, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the year ended December 31, 2012, abandoned project costs increased to $0.4 million from $0.1 million during the year ended December 31, 2011, primarily due to the increase in project investigation activity.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures
As of December 31, 2012 and 2011, we had ownership interests in five and two unconsolidated joint ventures, respectively. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures. The unconsolidated joint ventures produced $8.7 million in net income during the year ended December 31, 2012 and a net loss of $0.8 million for the year ended December 31, 2011. Our equity in net income from unconsolidated joint ventures was $0.3 million for the year ended December 31, 2012, compared to equity in net loss of $39,000 for the year ended December 31, 2011. The change was primarily due to the 42 new home deliveries during the year ended December 31, 2012 compared to no new home deliveries during the year ended December 31, 2011.
The following sets forth supplemental information about our unconsolidated joint ventures. We have investments in several unconsolidated joint ventures, and this information has been included to provide additional information about the operations and financial condition of our unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures. A description of such share of distributions in excess of our capital interest for each of our joint ventures is described under “Our Business—Joint Ventures.” Dollar amounts and other data reflect the entire amounts attributable to our unconsolidated joint ventures and not our share thereof. This data is included for informational purposes only.

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Unconsolidated Joint Ventures—Net New Home Orders, Backlog and Deliveries
Net new home orders	96	—	96	n/a
Cancellation rate	5%	n/a	n/a	n/a
Average selling communities	3	—	3	n/a
Selling communities at end of period	3	—	3	n/a
Backlog (dollar value)	$72,921,000	$—	$72,921,000	n/a
Backlog (homes)	54	—	54	n/a
Average sales price per home in backlog	$1,350,000	$—	$1,350,000	n/a
New homes delivered	42	—	42	n/a
Home sales revenue	$56,018,517	$—	$56,018,517	n/a
Average sales price of homes delivered	$1,334,000	$—	$1,334,000	n/a
During the year ended December 31, 2012, one of our unconsolidated joint ventures opened three new selling communities with 96 net new home orders and 42 new home deliveries, resulting in $56.0 million in homes sales revenue with an average sales price of $1.3 million. As of December 31, 2012, the unconsolidated joint venture had 54 homes in backlog with a dollar value of $72.9 million.

	Year Ended December 31,
	2012	%	2011	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales	$56,018,517	100.0%	$—	n/a
Cost of unconsolidated joint ventures home sales	41,548,236	74.2%	—	n/a
Unconsolidated joint ventures gross margin	14,470,281	25.8%	—	n/a
Add: interest in cost of unconsolidated joint venture home sales	1,358,380	2.4%	—	n/a
Adjusted unconsolidated joint ventures gross margin(1)	$15,828,661	28.3%	$—	n/a
Unconsolidated joint ventures home sales gross margin percentage	25.8%		—
Adjusted unconsolidated joint ventures home sales gross margin percentage(1)	28.3%		—

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures home sales gross margin percentage was 28.3% for the year ended December 31, 2012. Adjusted unconsolidated joint ventures home sales gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures gross margin, investors are able to assess the performance of our unconsolidated joint venture business excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
Unconsolidated Joint Ventures—Lots Owned and Controlled
Lots owned	766	254	512	202%
Lots controlled (1)	1,042	394	648	164%
Total	1,808	648	1,160	179%

(1)	Consists of 1,042 lots and 394 lots that are under purchase and sale agreements, as of December 31, 2012 and 2011, respectively.

Selling, General and Administrative Expense

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2012	2011	2012	2011
Selling and marketing	$1,677,058	$1,748,430	6.9%	6.8%
General and administrative (“G&A”)	4,474,949	3,997,617	18.5%	15.6%
Total selling, marketing and G&A	$6,152,007	$5,746,047	25.4%	22.4%
Selling and marketing expense incurred during the year ended December 31, 2012 and 2011 was consistent as the average number of selling communities remained the same.
G&A expenses increased to 18.5% of home sales revenue for the year ended December 31, 2012 compared to 15.6% for the year ended December 31, 2011. The increase in G&A is primarily due to a 36% increase in office staff during the year ended December 31, 2012 as a result of the increase in, and level of activity of, the projects in our pipeline. We expect that our G&A expense as a percentage of home sales revenue will decrease as our new home deliveries and related revenue increase from growth in our community count.
Guaranty Fee Income
During the year ended December 31, 2012, we received $113,563 from one of our unconsolidated joint venture for certain loan guaranties provided over a 12-month period by us on behalf of the unconsolidated joint venture, of which $28,391 was deferred. As a result, guarantee fee income was $85,172 for the year ended December 31, 2012. We did not receive any guarantee fees during the year ended December 31, 2011.
Other Expense, Net
Other expense, net increased slightly during the year ended December 31, 2012 due to an increase in miscellaneous fees paid to state regulatory agencies.
Provision For Taxes
We are a limited liability company which is treated as a partnership for income tax purposes and subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by us are the obligation of our members. We have a subsidiary that is treated as a C corporation, and Federal and state income taxes are provided for this entity. Provision for income taxes increased to $71,255 for the year ended December 31, 2012 compared to $10,149 for the year ended December 31, 2011. The increase in provision for income taxes is primarily due to the increase in fee building gross margin during the year ended December 31, 2012 compared to the year ended December 31, 2011. In addition, the federal statutory tax rate of our sole taxable subsidiary increased from 15% to 34% because its income on a separate company basis increased to over $100,000 for the year ended December 31, 2012 but was at or under $50,000 for the year ended December 31, 2011, causing it to be taxed in different tax brackets for those years.
Net Loss
As a result of the foregoing factors, net loss during the year ended December 31, 2012 was $1.4 million compared to a net loss during the year ended December 31, 2011 of $2.3 million. The net loss for the year ended December 31, 2011 included

$0.4 million of amortization expense related to the intangible asset resulting from the application of push-down accounting on August 18, 2010.
Interest Incurred
Interest incurred, which was incurred principally to finance land acquisition, land development and home construction, totaled $0.6 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of projects and the growth in our real estate inventory.
Lots Owned and Controlled
The table below summarizes our lots owned and controlled as of the dates presented:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
Lots Owned
Southern California	150	2	148	NM*
Northern California	219	340	(121)	(36)%
Total	369	342	27	8%
Lots Controlled (1)
Southern California	107	20	87	435%
Northern California	108	—	108	—
Fee Building Projects	234	102	132	129%
Total	449	122	327	268%
Total Lots Owned and Controlled	818	464	354	76%

* Not meaningful.

(1)
Includes 183 lots and 20 lots that were under purchase and sale agreements as of December 31, 2012 and 2011, respectively, and 32 lots that are under a non-binding letter of intent as of December 31, 2012.

In Southern California, our owned and controlled land totaled 257 lots as of December 31, 2012. The controlled lots are subject to purchase and sale agreements and include two infill sites (which are new homes constructed on vacant or under-utilized sites among existing properties in established communities) strategically located within our core markets, including 20 lots in Thousand Oaks (Ventura County) and 87 lots in Calabasas (Los Angeles County). In addition to Company projects, we are managing five fee building projects, all located in Southern California, for a total of 234 homes.
In Northern California, our owned and controlled land totaled 327 lots as of December 31, 2012. We plan to open sales locations at two new communities in 2013 in the following cities (counties): Granite Bay (Placer) and Folsom (Sacramento). Lots under purchase and sale agreements in Northern California include one infill site with 76 lots in San Mateo (San Mateo County).

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2013 were land purchases, land development, home construction, investments in unconsolidated joint ventures, operating expenses and the payment of routine liabilities. Our principal sources of capital for the year ended December 31, 2013 were capital contributions from our members and acquisition, development and construction loans.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to increase our lot supply and community count. We focus on strategically located sites, which are located along key transportation corridors in major job centers in our submarkets. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development will exceed our cash generated by operations. During the year ended December 31, 2013, we delivered 82 homes and purchased 101 lots. During the year ended December 31, 2012, we delivered 53 homes and purchased 150 lots. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are investing more capital to acquire and develop lots for our homebuilding activity.
We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the 2013 year with $9.5 million of cash and cash equivalents, a $3.5 million increase from December 31, 2012, primarily as a result of additional capital contributions of $21.6 million, home sales revenue of $35.7 million and distributions of earnings from unconsolidated joint ventures of $6.9 million for the year ended December 31, 2013, partially offset by real estate inventory expenditures of $21.8 million and investments in unconsolidated joint ventures of $22.0 million. We intend to generate cash from the sale of our inventory, net of loan release payments on our notes payable when applicable, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate future income.
At December 31, 2013 and December 31, 2012, we had $6.1 million and $5.5 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is funded on a monthly basis. Similarly, contracts and account receivable as of the same periods included $6.6 million and $5.8 million, respectively, related to the payment of the above payables. The increase in activity and addition of new fee building agreements during the year ended December 31, 2013 caused the increase in accounts payable and contracts and accounts receivable. As of December 31, 2013, we have not experienced any losses from uncollectable contracts and accounts receivable related to our fee building projects.
While our primary growth strategy will focus on increasing our market position in existing markets in California, we continue to be open to opportunities to expand outside these markets through organic growth or acquisitions. We are considering opportunities to expand into Phoenix and the Pacific Northwest.
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on favorable terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, we had approximately $39.7 million of aggregate loan commitments, of which $17.9 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.
Land Acquisition Note
During the year ended December 31, 2012, we entered into a note with a land seller, secured by real estate, which bears interest at 7.0% per annum. The note provides for a commitment of $9.5 million all of which had been funded as of December 31, 2013. The note matures on February 15, 2015 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
Unsecured Note
IHP issued an unsecured promissory note to us on December 13, 2012 that bore interest at 14% per annum and matured on August 30, 2013. The note provided for a commitment of $5.5 million, of which $1.0 million had been funded as of December 31, 2012. As of December 31, 2013, this note had been satisfied and the remaining commitment was closed.

Secured Revolving Credit Facility

As of December 31, 2013, we were party to a secured revolving credit facility which has a maximum loan commitment of $30 million. Our secured revolving credit facility has a maturity date of September 26, 2015. We may borrow under our secured revolving credit facility in the ordinary course of business to fund our land development and homebuilding activities. Interest on our secured revolving credit facility is paid monthly at a rate of the one-month LIBOR plus a margin ranging from 3.25% to 4.25% depending on our leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2013, the outstanding principal balance was $8.2 million, the interest rate was 3.4% per annum and we had approximately $21.8 million of availability under this facility.
Secured Construction Loans
As of December 31, 2013, we were party to one secured construction loan agreement for the construction of model homes. Our construction loan will be repaid with proceeds from home sales based upon a specific release price, as defined in the loan agreement, which matures on October 2014. Interest on the loan is paid monthly at a rate based on LIBOR or prime rate pricing. As of December 31, 2013, the outstanding principal balance was $0.2 million and the interest rate was 3.4% per annum.
Covenant Compliance
Under our secured development and construction loans and revolving credit facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenant	Actual at December 31, 2013	Covenant Requirement at December 31, 2013
Unencumbered Liquid Assets	$9,541,361	$3,000,000
Tangible Net Worth	$63,797,298	$52,946,268
Total Liabilities to Tangible Net Worth	0.5 : 1.0	< 1.5 : 1.0
Land Assets to Tangible Net Worth	0.4 : 1.0	< 1.5 : 1.0
Debt to Tangible Net Worth	0.3 : 1.0	< 2.5 : 1.0
EBITDA to Interest Paid	7.8 : 1.0	> 2.0 : 1.0
As of December 31, 2013 and December 31, 2012, we were in compliance with all financial covenants.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	December 31,
	2013	2012
Notes payable	$17,883,338	$17,721,878
Members’ equity	64,355,719	35,574,714
Total capital	$82,239,057	$53,296,592
Ratio of debt-to-capital (1)	22%	33%
Notes payable	$17,883,338	$17,721,878
Less: cash, cash equivalents and restricted cash	9,671,576	6,152,048
Net debt	8,211,762	11,569,830
Members’ equity	64,355,719	35,574,714
Total capital	$72,567,481	$47,144,544
Ratio of net debt-to-capital (2)	11%	25%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus members’ equity.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is notes payable less cash) by the sum of net debt plus members’ equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our notes payable, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows — Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
For the year ended December 31, 2013 as compared to the year ended December 31, 2012, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $11.8 million in the 2013 period versus net cash provided of $1.0 million in the 2012 period. The change was primarily a result of an increase in cash outflows for real estate inventories of $21.8 million in the 2013 period compared to cash outflows of $1.3 million in the 2012 period. The increase in inventory resulted from the acquisition of 101 lots and increased development activity at the Company’s existing projects. Such amount was offset partially by distributions of earnings from our unconsolidated joint ventures during the 2013 period in which we received $6.9 million versus $0.5 million during the 2012 period.

•
Net cash used in investing activities was $8.5 million in the 2013 period compared to $7.9 million in the 2012 period. The change was primarily a result of increased contributions to unconsolidated joint ventures to fund the acquisition of 1,076 lots and ongoing construction costs, offset partially by distributions of equity.

•
Net cash provided by financing activities was $23.8 million in the 2013 period versus $7.4 million in the 2012 period. The change was primarily a result of an increase in contributions from members of $21.6 million in the 2013 period compared to $8.6 million in the 2012 period. In addition, net borrowings from notes payable were $1.2 million during the 2013 period versus net repayments of notes payable of $2.2 million during the 2012 period.

As of December 31, 2013, our unrestricted cash balance was $9.5 million. In January 2014, we completed an initial public offering of our common stock and received proceeds of approximately $75.9 million, net of the underwriting discount and estimated offering expenses. We intend to use the proceeds for the acquisition of land, including the land described under "Off-Balance Sheet Arrangements and Contractual Obligations" and for development, home construction, investment in joint ventures and other related purposes. We believe we have sufficient cash and sources of financing for at least twelve months.

Cash Flows—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
For the year ended December 31, 2012 as compared to the year ended December 31, 2011, the comparison of cash flows is as follows:

•
Net cash provided by operating activities increased to $1.0 million in the 2012 period from a use of $6.9 million in the 2011 period. The change was primarily a result of a decrease in cash outflows for real estate inventories of $1.3 million in the 2012 period compared to $7.3 million in the 2011 period. During 2012, we acquired 150 lots with seller-provided financing compared to 208 lots during 2011 with minimal financing. We anticipate that cash outflows associated with our real estate inventories will continue to increase as we expand our investments in real estate development projects and invest in unconsolidated joint ventures. Our cash outflows associated with our contracts and accounts receivable also increased from an inflow of $2.9 million to an outflow of $6.0 million as a result of increased activity related to our fee building business. The activity in the cash outflows associated with our fee building receivables was offset by an increase in payables that related to the fee building business. The amount of inflows and outflows of cash associated with our fee building business will vary based upon the timing of development of our fee building projects and the number of active fee building projects in process. In addition, net loss decreased to $1.4 million in the 2012 period compared to $2.3 million in the 2011 period.

•
Net cash used in investing activities increased to $7.9 million in the 2012 period from $3.3 million in the 2011 period. The change was primarily a result of increased net cash contributions to our unconsolidated joint ventures during the 2012 period.

•
Net cash provided by financing activities decreased to $7.4 million in the 2012 period from $13.6 million in the 2011 period. The change was primarily a result of (i) net repayments of notes payable of $2.2 million in the 2012 period as compared to net borrowings on notes payable of $3.6 million in the 2011 period and (ii) a decrease in contributions from members to $8.6 million in the 2012 period from $14.0 million in the 2011 period. This was partially offset by proceeds from the issuance of unsecured notes to a member of $1.0 million in the 2012 period as compared to $0 in the 2011 period and a decrease in distributions to members to $0 in the 2012 period from $4.0 million in the 2011 period.

As of December 31, 2012, our unrestricted cash balance was $6.0 million. As previously discussed, additional capital contributions of $21.6 million were made by members subsequent to December 31, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2013, we had $2.6 million of non-refundable cash deposits and $50,000 of refundable cash deposits pertaining to land option contracts and purchase contracts for 260 lots with an aggregate remaining purchase price of approximately $144.8 million (net of deposits).

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

As of December 31, 2013, the outstanding principal balance of our secured revolving credit facility was $8.2 million, the interest rate was 3.4% per annum and we had approximately $21.8 million of availability under our secured revolving credit facility. As of December 31, 2013, we also were party to a secured construction loan agreement for the construction of model homes. As of December 31, 2013, the total aggregate commitment of our construction loan was approximately $0.2 million, of which $0.2 million was outstanding. We expect that the obligations secured by our secured revolving credit facility and the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Contractual Obligations Table
The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2013, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits and commitments for subcontractor labor and materials in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt principal payments (1)	$17,883,339	$167,619	$17,715,720	$—	$—
Long-term debt interest payments	1,266,093	945,759	320,334	—	—
Operating leases (2)	2,783,814	575,130	1,769,361	439,323	—
Purchase obligations (3)	152,830,427	98,444,982	54,385,445	—	—
Total	$174,763,673	$100,133,490	$74,190,860	$439,323	—

(1)
Long-term debt includes our secured revolving credit facility and construction loans, which have contractual maturities depending on specified events such as home sales and release price. The related debt payments for these loans are shown in the schedule above based on our expectation of the specified event occurring, which is between March 2014 and September 2015.

(2)	For a more detailed description of our long-term debt, please see note 9 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(3)
Includes $144.8 million (net of deposits) of the remaining purchase price for all land option contracts and purchase contracts and $8.0 million of subcontractor labor and material commitments as of December 31, 2013 for which we are responsible if the subcontractor completes the work as specified in their respective commitments, excluding purchase obligations made on behalf of the owner(s) of fee build projects for which we do not have risk of loss.

Off-Balance Sheet Arrangements
As of December 31, 2013, we held membership interests in 11 unconsolidated joint ventures. We were a party to five loan-to-value maintenance agreements related to unconsolidated joint ventures as of December 31, 2013. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2013.

			As of December 31, 2013
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment (2)
Joint Venture Name			Assets	Debt (1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC	2010	Irvine, Orange County	$12,083	$3,150	$4,821	40%	Yes	$—
Larkspur Land 8 Investors, LLC	2011	Larkspur, Marin County	57,521	21,099	34,431	38%	Yes	100
TNHC-HW San Jose LLC	2012	San Jose, Santa Clara County	46,976	11,922	34,402	26%	Yes	493
TNHC-TCN Santa Clarita LP	2012	Valencia, Los Angeles County	38,443	7,586	27,866	21%	Yes	—
TNHC Newport LLC	2013	Newport Beach, Orange County	54,096	4,676	45,819	9%	Yes	962
Encore McKinley Village LLC	2013	Sacramento, Sacramento County	5,735	—	5,461	—%	N/A	3,918
TNHC San Juan LLC	2013	San Juan Capistrano, Orange County	13,348	—	13,199	—%	N/A	1,257
TNHC Russell Ranch LLC	2013	Folsom, Sacramento County	32,470	20,000	11,996	63%	No	9,147
TNHC-HW Foster City LLC	2013	Foster City, San Mateo County	4,100	—	3,965	—%	N/A	3,126
Calabasas Village LP	2013	Calabasas, Los Angeles County	16,696	160	16,263	1%	No	1,455
TNHC-HW Cannery LLC	2013	Davis, Yolo County	6,222	—	5,808	—%	N/A	7,235

Total Unconsolidated Joint Ventures			$287,690	$68,593	$204,031	25%		$27,693

(1)
Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2013 are as follows: $12.6 million matures in 2014, $11.8 million matures in 2015, $24.2 million matures in 2016 and $20.0 million matures in 2017.

(2)
Future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2013. Actual contributions may differ materially.

As of December 31, 2013, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we did not make any loan-to-value maintenance related payments during the years ended December 31, 2013 and 2012.
Inflation
Our homebuilding and fee building segments can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.
Critical Accounting Policies
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those which impact our most critical accounting policies. Our management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our management believes that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require among the most difficult, subjective or complex judgments:
Implications of Being an Emerging Growth Company
We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

•	an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in the assessment of the emerging growth company’s internal control over financial reporting;

•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and

•
an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

We have determined to opt out of the exemption from compliance with new or revised financial accounting standards. As a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of this exemption is irrevocable.
We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means among other things, that the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with an initial maturity date of less than three months. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Real Estate Inventories and Cost of Sales
Real estate inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. Homebuilding cost of sales is recognized at the same time revenue is recognized and is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs requires a substantial degree of judgment by management.
The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

If there are indicators of impairment, we perform a detailed budget and cash flow review of our real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value.
When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.
Many assumptions are interdependent, and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time-sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, which could lead to higher margins but lower absorption, our cash flow analysis will be different than if the objective is to increase sales, which could lead to lower margins but higher absorption. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2013 and 2011, we reviewed all of our homebuilding projects for impairment and did not identify any indicators of impairment. During the year ended December 31, 2012, we initiated a change in use and sold certain finished lots not under construction for one of our communities in Northern California. This change in use resulted in an impairment of $0.3 million for the related land held for sale which is reflected in cost of land sales in the accompanying statement of operations. The remaining finished lots under construction for the same project were completed and sold to the respective homebuyers, including the model homes, during the year ended December 31, 2012.

As of December 31, 2013, 2012 and 2011, we had $1.2 million, $1.3 million and $2.4 million, respectively, of completed model homes without a sales contract.
Capitalization of Interest
We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC 835, "Interest" (“ASC 835”). Homebuilding interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. Interest capitalized to investment in unconsolidated joint ventures is included as a reduction of income from or increase in loss from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal business operations.
Variable Interest Entities
We account for variable interest entities in accordance with ASC 810, "Consolidation", or ASC 810. For further details on what is a variable interest entity, or VIE, refer to note 1 to the audited consolidated financial statements. For each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine and approve the operating budget; determine the scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE; the ability to approve, change or amend the respective VIE’s operating agreement; if we are the managing member who controls key decisions; and hire or fire key employees of the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements. The evaluation of whether an entity is a VIE and we are the primary beneficiary of that VIE requires significant judgment by management.
As further disclosed in note 1 to the consolidated financial statements, we are involved in several ventures with independent third parties for our homebuilding activities. We use the equity method of accounting for investments that qualify as VIEs where we are not the primary beneficiary.
Acquired Intangible Assets
Upon consummation of a business combination as defined in ASC 805, "Business Combinations", we perform an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include fee build contracts, backlog and customer relationships. A high degree of judgment is made by management on variables, such as revenue growth rates, profitability, discount rates and industry market multiples, when calculating the value of the intangible assets. The identified intangible assets are amortized over their respective calculated term, which is generally the economic benefit period.
Revenue Recognition
Home Sales and Profit Recognition
In accordance with ASC 360, "Property, Plant, and Equipment", revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”
Fee Building
We enter into fee building agreements to provide services whereby we will build homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by us to build the homes. We primarily enter into cost plus fee contracts where we charge independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, we recognize revenue based on the actual total costs we have expended and the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, "Revenue Recognition", revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. We recognize revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee we have earned to date. In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Under certain agreements, we are eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. We recognize revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.
We enter into fee building and management contracts, including with our unconsolidated joint ventures, where we do not bear risks for any services outside of our own. For these types of contracts, we recognize revenue as services are performed. We do not recognize any revenue or costs related to subcontractors’ cost since we do not bear any risk related to them.
We generally utilize a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition for our fee build projects, under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit under this method is dependent upon a number of factors, including the accuracy of a variety of estimates, including construction progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.
We also enter into fee build and management contracts, including with our unconsolidated joint ventures, where we provide construction supervision services and do not bear risks for any services outside of our own. Revenues from these services are recognized over a proportional performance method. Under this approach, revenue is earned in proportion to total estimated efforts, generally direct labor hours, expected to be provided to the client. The estimated total efforts require a substantial degree of judgment by management.
As of and for the years ended December 31, 2013, 2012 and 2011, one customer comprised 75%, 95% and 92%, respectively, of our fee building revenue and 82%, 95% and 42%, respectively, of the related receivables.
Warranty Reserves
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Amounts are accrued based upon our historical rates. We also consider historical experience of our peers due to our limited history related to homebuilding sales. We receive warranty payments from our clients for certain of our fee building projects where we have the contractual risk of construction. These payments are recorded as warranty reserve accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts as appropriate for current quantitative and qualitative factors. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts.
Contracts and Accounts Receivable
Contracts and accounts receivable primarily represents the fees earned but not collected, and reimbursable project costs incurred in connection with fee building agreements. We periodically evaluate the collectability of our contracts receivable, and if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. Factors considered in evaluations include, but are not limited to:

•	client type;

•	historical contract performance;

•	historical collection and delinquency trends;

•	client credit worthiness; and

•	general economic conditions.

As of December 31, 2013, 2012 and 2011, no allowance was recorded related to contracts and accounts receivable.
Income Taxes
We account for income taxes in accordance with ASC Topic 740, "Income Taxes". Deferred tax assets and liabilities are recorded based on future tax consequences of both temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
In accordance with the provisions of ASC 740, we periodically assess our deferred tax assets, including the benefit from net operating losses, to determine if a valuation allowance is required. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of the deferred tax assets is dependent upon, among other matters, taxable income in prior years available for carryback, estimates of future income, tax planning strategies and reversal of existing temporary differences. Due to uncertainties inherent in the estimation process, it is possible that actual results may vary from estimates.
We considered the positive and negative evidence in evaluating the realizability of our deferred tax asset at December 31, 2012. Notwithstanding that we incurred net losses on a consolidated basis from inception through December 31, 2012, our sole taxable subsidiary recognized net income (and net taxable income) for the same period, and was projected to continue to generate income in future periods sufficient to utilize its deferred tax assets. We had no deferred tax assets at December 31, 2013.
Stock-Based Compensation
We account for share-based awards in accordance with ASC 718, "Compensation—Stock Compensation", or ASC 718. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We utilized an option-based model to estimate the fair value of the share-based award issued in fiscal 2010. The key assumptions utilized in such option based model are expected dividend yield, expected term, expected volatility, risk free interest rate and expected forfeiture rate. See Note 14, “Stock Based Compensation,” to our financial statements for further information regarding the key assumptions.

Related Party Transactions
See Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a description of our transactions with related parties.
Recently Issued Accounting Standards
In February 2013, the FASB issued Accounting Standards Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). ASU 2013-02 is effective for the Company beginning January 1, 2014. The adoption of ASU 2013-02 is not expected to have a material effect on our consolidated financial statements or disclosures.
In April 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, "Liabilities" ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning January 1, 2014. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments, as of or during the year ended December 31, 2013 or during the years ended December 31, 2012 and 2011. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward-looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our variable rate debt, which consists of our notes payable, is based on cash flow models discounted at market interest rates that considered underlying risks of the debt as of December 31, 2013.

	Expected Maturity
	2014	2015-2017	Total	Estimated Fair Value
Variable rate debt (1)	$167,618	$8,215,720	$8,383,338	$8,383,338
Average interest rate	3.4%	3.4%	3.4%	3.4%

(1)
Contractual maturities of the variable rate debt are in 2014 and 2015; however, the assets securing the loans are expected to be sold in less than a year and consequently repayment will be required at that time. For a more detailed description of our long-term debt, please see note 9 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8.	Financial Statements and Supplementary Data
The information required by this item appears beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Officers and Directors

Our board of directors consists of 11 directors. Of these 11 directors, we believe that six, constituting a majority, are considered “independent,” with independence being determined in accordance with the listing standards established by the New York Stock Exchange. Our board of directors is divided into three classes, Class 1, Class 2 and Class 3. At each annual meeting of our stockholders, one class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The initial terms of the Class 1, Class 2 and Class 3 directors expire upon the election and qualification of successor directors at the annual meetings of our stockholders held during the calendar years 2015, 2016 and 2017, respectively. There will be no cumulative voting in the election of directors. Consequently, at each annual meeting, the successors to the directors whose terms are then expiring will be elected by a plurality of the votes cast at that meeting. Pursuant to an investor rights agreement, each non-management institutional investor will have the right to nominate one member of our board for as long as it owns 4% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares). Each non-management institutional investor will agree to vote all shares of our common stock that it owns in favor of Messrs. Webb, Stelmar or Berchtold (or, if at that time nominated as a director, Messrs. Davis or Redwitz) in any election in which Messrs. Webb, Stelmar or Berchtold (or, as the case may be, Messrs. Davis or Redwitz) is a director, and each of Messrs. Webb, Stelmar, Davis and Redwitz will agree to vote all shares of our common stock that he owns in favor of the non-management institutional investors in any election of directors in which a non-management institutional investor is a director for as long as such non-management institutional investor owns at least 4%.
Set forth below are the names, ages and positions of our directors and officers as of March 27, 2014.

Name	Age	Position with the Company
Mr. H. Lawrence Webb	65	Chief Executive Officer and Chairman of our Board of Directors (Class 3 term will expire in 2017)
Mr. Wayne Stelmar	59	Chief Financial Officer, Secretary and Director (Class 2 term will expire in 2016)
Mr. Joseph D. Davis	63	Chief Investment Officer
Mr. Tom Redwitz	59	Chief Operating Officer
Mr. Kevin Carson	53	President, Northern California
Mr. Andrew J. Jarvis	49	President, Southern California
Mr. David Berman	66	Non-employee Director (Class 1 term will expire in 2015)
Mr. Douglas C. Neff	65	Non-employee Director (Class 1 term will expire in 2015)
Mr. Michael Berchtold	50	Non-employee Director (Class 2 term will expire in 2016)
Ms. Nadine Watt	45	Independent Director (Class 1 term will expire in 2015)
Mr. Sam Bakhshandehpour	38	Independent Director (Class 2 term will expire in 2016)
Mr. Gregory P. Lindstrom	60	Independent Director (Class 2 term will expire in 2016)
Mr. William A. Witte	62	Independent Director (Class 3 term will expire in 2017)
Ms. Cathey S. Lowe	60	Independent Director (Class 3 term will expire in 2017)
Mr. Paul Heeschen	56	Independent Director (Class 3 term will expire in 2017)

Biographical Information
The following is a summary of certain biographical information concerning our directors and officers.
H. Lawrence Webb. Mr. Webb serves as our Chief Executive Officer and Chairman of our board of directors. He was a member of our board of managers since 2010, prior to our conversion into a corporation. Between 1995 and 2008, he was Chief Executive Officer of John Laing Homes. Prior to joining John Laing Homes, he was Division President for Orange, Riverside and San Bernardino Counties for Kaufman & Broad, as well as Orange County President of Greystone Homes. From 2008 to 2009, Mr. Webb served as Co-Chief Restructuring Officer for LandSource. Mr. Webb currently serves on the Policy Advisory Board of Partners In Building, a Houston and Austin, Texas-based homebuilding company. Mr. Webb received his Bachelor of Arts in History from the State University of New York at Cortland and his Master of City and Regional Planning from Harvard University.
Wayne Stelmar. Mr. Stelmar serves as our Chief Financial Officer, Secretary and as a director. He was a member of our board of managers since 2010, prior to our conversion into a corporation. In 1998, when Watt Residential Partners and John Laing Homes merged, he became CFO of John Laing Homes. Prior to joining John Laing Homes, Mr. Stelmar served as CFO of Watt Residential Partners. He joined the Watt Group Inc. in 1988. He has also worked with accounting firms Kenneth Leventhal & Company (later, E&Y Kenneth Leventhal Real Estate Group) and Grant Thornton where he began his career in 1977. Mr. Stelmar is a CPA (inactive) and holds a California real estate broker’s license. Mr. Stelmar received his Bachelor of Science in Accounting from California State University, Northridge.
Joseph D. Davis. Mr. Davis serves as our Chief Investment Officer. He was a member of our board of managers since 2010, prior to our conversion into a corporation. From 1996 to 2007, he served as President of Irvine Community Development Company, where he oversaw the planning, development and marketing of master planned communities owned by The Irvine Company on The Irvine Ranch, Orange County, California. He has held senior management positions at Amfac, Inc., Watt Group Inc., and Chevron Land and Development. Mr. Davis holds California real estate broker’s and contractor’s licenses. Mr. Davis received his Bachelor of Science in Business Administration and his Master of Business Administration from the University of Southern California.
Tom Redwitz. Mr. Redwitz serves as Chief Operating Officer and served as President of our Southern California subsidiary through March 2014. He was a member of our board of managers since 2010, prior to our conversion into a corporation. From 2002 to 2009, Mr. Redwitz served as the President of Laing Luxury Homes, a division of John Laing Homes. Mr. Redwitz is a licensed architect and general contractor. He also served as Division President while at Taylor Woodrow from 1996 to 2002 and worked nearly 10 years as an executive for The Irvine Company. Mr. Redwitz received his Associated Bachelor in Architecture from the University of California, Berkeley.
Kevin Carson. Mr. Carson serves as President of our Northern California subsidiary. Prior to joining us in 2010, Mr. Carson served as President of the Sacramento division of John Laing Homes from 1999 to 2009, where he oversaw the overall operations of that division. Prior to joining John Laing Homes, Mr. Carson held several roles, including Division President of Crosswind Communities, President of the Sacramento division of Ryland Homes, and Vice President of Land Acquisition and Development for Dunmore Homes. Mr. Carson received his Bachelor of Arts in Community and Regional Planning from California State University, Chico and his Master of Arts in Urban Planning from Miami University in Oxford, Ohio.

Andrew J. Jarvis. Mr. Jarvis serves as President of our Southern California subsidiary and through March 2014 served as President of TNHC Land Company LLC, our land holding company. Prior to joining us in 2010, Mr. Jarvis served as Vice President of Development and Hospitality for Emaar Properties from 2007 to 2009, Vice President of Land Acquisition and Development for John Laing Homes, Luxury from 2002 to 2007, and Vice President of Land and Planning for Taylor Woodrow Homes from 1995 to 2002. Mr. Jarvis received his Bachelor of Arts in Architectural Engineering from the University of Colorado, Boulder and his Master of Business Administration in Finance from the University of California, Irvine.
David Berman. Mr. Berman was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Berman is Chairman and Chief Executive Officer of Tricon Capital Group Inc., the company he co-founded in 1988. From 1985 to 1988, Mr. Berman served as Executive Vice President of Lakeview Estates Limited, where he was responsible for land development and single-family homebuilding. Prior to 1985, Mr. Berman served as Vice President for real estate acquisitions and equity lending at First City Development Corporation and as Vice President for real estate lending at what is now Citibank Canada. Mr. Berman received his Bachelor of Science and his Master of Business Administration from the University of the Witwatersrand in Johannesburg, South Africa.
Douglas C. Neff. Mr. Neff was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Neff is a Managing Partner and President of IHP Capital Partners, which positions he has served in since 1992. Mr. Neff also serves as Chairman of IHP Capital Partners’s Investment Committee and has primary responsibility for the company’s operations. From 1985 until the founding of IHP Capital Partners in 1992, Mr. Neff was a Partner of The O’Donnell Group, a regional developer, owner and manager of commercial and industrial real estate. Prior to 1985, Mr. Neff was Treasurer of The Irvine Company and a Vice President in the Real Estate Industries Group at Wells Fargo Bank in San Francisco. Mr. Neff received his Bachelor of Arts in American Studies from Amherst College and his Master of Business Administration from the University of Chicago.
Michael J. Berchtold. Mr. Berchtold was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Berchtold worked for Morgan Stanley from 1987 to 2007 in a variety of investment banking roles in New York, Los Angeles, Tokyo, Singapore and Hong Kong. For more than 15 years, Mr. Berchtold was based in Asia where he served as Morgan Stanley’s Head of Investment Banking for Asia Pacific for seven years and as President of Asia Pacific for four years. Mr. Berchtold has served on the Board of Visitors and Executive Committee of the UCLA Anderson School of Management since 2007 and also serves on the Advisory Board of the UCLA Anderson Center for Global Management. Mr. Berchtold received his Bachelor of Arts in History from the University of California, Los Angeles and his Master of Business Administration from the Anderson School of Management at the University of California, Los Angeles.
Nadine Watt. Ms. Watt was appointed as a member of our board of directors effective upon the completion of our initial public offering. Ms. Watt is President of Watt Companies, where she oversees all commercial investment activities, including acquisitions, development and asset management, for the company’s 6 million square-foot portfolio of properties. She also oversees Watt Companies’ oil and gas operations. Since 2000, Ms. Watt has served in various capacities in the Watt group of companies, including leading a strategic reorganization of Watt Companies in 2011. Ms. Watt is a member of the University of Southern California Marshall School of Business’ Board of Leaders, a board member of the California Science Center, the Brentwood School and 1st Century Bank and the vice chair of the Los Angeles Business Council. Ms. Watt received her Bachelor of Science in Foreign Service from the Georgetown University School of Foreign Service and her Master of Arts from the School of Cinematic Arts at the University of Southern California.
Sam Bakhshandehpour. Mr. Bakhshandehpour was appointed as a member of our board of directors effective upon the completion of our initial public offering. Since 2012, Mr. Bakhshandehpour has served as the President of sbe Entertainment (SLS Hotels), in which capacity he is responsible for top-level management of the Hotel, Restaurant and Nightlife Groups, as well as the company’s International, Residential, Gaming and Corporate initiatives. From 2000 to 2012, Mr. Bakhshandehpour served in various positions at J.P. Morgan Securities, most recently running its Real Estate, Lodging & Gaming Investment Banking practice on the West Coast. While at J.P. Morgan Securities, Mr. Bakhshandehpour focused on mergers & acquisitions and capital raising for gaming companies globally, as well as select real estate investment trusts, lodging, homebuilders and real estate private equity funds on the West Coast. Mr. Bakhshandehpour holds a Bachelor of Science in Business Administration from Georgetown University with a double major in Finance and International Business.
Gregory P. Lindstrom. Mr. Lindstrom was appointed as a member of our board of directors effective upon the completion of our initial public offering. From 2007 to 2011, Mr. Lindstrom served as Executive Vice President, General Counsel and Board Secretary of The Irvine Company, a California real estate development, investment and operating company. In these positions, Mr. Lindstrom was a member of the four-person Office of the Chairman responsible for all administrative functions of the company, including the legal department. From 1978 to 2008, Mr. Lindstrom was a partner at Latham & Watkins LLP, where, at various times, he served as managing partner of the San Francisco and Orange County offices and as a member of the firm’s Executive Committee. Currently, Mr. Lindstrom is a full-time Alternative Dispute Resolution professional specializing in the resolution of complex business disputes. Mr. Lindstrom received his Bachelor of Arts from the University of California Los Angeles and his J.D. from the University of Chicago.
William A. Witte. Mr. Witte was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Witte is the President and Managing Partner of Related California, an urban and multifamily housing development company in California. Prior to joining The Related Companies in 1989, Mr. Witte served as Deputy Mayor for Housing and Neighborhoods for San Francisco under Mayor Art Agnos, where he oversaw all housing, development and redevelopment activities for the City. From 1981 to 1988, Mr. Witte served as Director of Housing and Economic Development for San Francisco under Mayor Dianne Feinstein. He also served as an appointed Commissioner of the San Francisco Housing Authority from 1989 to 1990. Mr. Witte is a member of the Board of Overseers of the Graduate School of Design at the University of Pennsylvania and a member of the National Real Estate Advisory Council of the Enterprise Foundation. Mr. Witte received his Bachelor of Arts in Urban Studies and his Master in City Planning, both from the University of Pennsylvania.
Cathey S. Lowe. Ms. Lowe was appointed as a member of our board of directors effective upon the completion of our initial public offering. Ms. Lowe is a finance professional and, since 2009, is the owner of Cathey Lowe Consulting, LLC, a consulting company that provides financial support to chief executive officers who do not require a full-time chief financial officer or to chief financial officers who lack staffing depth or expertise. Prior to founding Cathey Lowe Consulting, LLC, from 2002 to 2007, Ms. Lowe was the Senior Vice-President of Finance and Corporate Treasurer for the Ryland Group Inc., a national homebuilder and mortgage company headquartered in Calabasas, California, where she was responsible for identifying and developing the appropriate capital structure for the company. Additionally, she was the Investor Relations Officer and represented the Ryland Group on Wall Street with shareholders, analysts, rating agencies, the stock exchange and the financial media. She also managed the Land Committee and its evaluation and approval process of new land opportunities for Ryland’s homebuilding operations. Prior to joining Ryland, Ms. Lowe worked for Atlantic Richfield Company in Dallas and Los Angeles in various finance and accounting functions for more than 20 years. Ms. Lowe is a CPA. She received her Bachelor of Business Administration in Accounting from the University of Houston, her Master of Science in Organizational Behavior from the University of Texas at Dallas and her Master of Business Administration in Finance from the Anderson School of Management at the University of California, Los Angeles.
Paul Heeschen. Mr. Heeschen was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Heeschen serves as a General Partner of Sequoia Enterprises, LP, D.C.H. LP and Redwood Enterprises VII LP. For the past 22 years, he has been a Principal of Heeschen & Associates, a private investment firm. Mr. Heeschen served as an Executive Chairman of Diedrich Coffee Inc. from February 2010 to May 2010 and Director from January 1996 to May 2010. He served as Non-Executive Chairman of Diedrich Coffee, Inc. from February 2001 to January 2010. Mr. Heeschen has been a Director at PCM, Inc. since February 2006. He is a trustee of the Palm Trust. Mr. Heeschen received his Bachelor of Science in Accounting from University of Southern California.
As indicated above, Messrs. Webb, Stelmar and Redwitz served as executives of John Laing Homes for the period indicated above. Certain of our other officers also worked at John Laing Homes. WL Homes LLC (doing business as John Laing Homes) and certain affiliated entities filed with the U.S. Bankruptcy Court for the District of Delaware for bankruptcy protection from creditors in 2009.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Audit Committee
Our audit committee is comprised of three independent directors, Cathey S. Lowe, Sam Bakhshandehpour and William A. Witte. Our board of directors has determined that each of these members is “financially literate” under the rules of the New York Stock Exchange. Ms. Lowe serves as the chairperson of the audit committee and is designated by our board of directors as our audit committee financial expert, as that term is defined in the rules of the SEC.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics applies to our officers, directors and any employees. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote the following:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in our communications with and reports to our stockholders, including reports filed with the SEC, and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.
Any waiver of the Code of Business Conduct and Ethics for our executive officers, directors or any employees may be made only by our nominating and corporate governance committee and will be promptly disclosed as required by law and New York Stock Exchange regulations. Our board of directors has also adopted a Code of Ethics for Senior Executives and Financial Officers.
Copies of our Code of Ethics for Senior Executives and Financial Officers and Code of Business Conduct and Ethics are available on our website located at www.NWHM.com, and can be found under the “Investors," “Corporate Governance” and "Governance Documents" links. We may post amendments to, or waivers of, the provisions of our Code of Ethics for Senior Executives and Financial Officers and Code of Business Conduct and Ethics, if any, on our website. Please note, however, that the information contained on our website is not incorporated by reference in, or considered part of, this annual report on Form 10-K.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires our directors and certain officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Certain officers, directors and greater-than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Because the Company did not have any class of equity security registered under Section 12 of the Exchange Act during the fiscal year ended December 31, 2013, no reports were required to be filed during that fiscal year.

Item 11.	Executive Compensation
Fiscal 2013 Summary Compensation Table
The following table summarizes information regarding the compensation awarded to, earned by or paid to H. Lawrence Webb, our Chief Executive Officer, Wayne Stelmar, our Chief Financial Officer, Joseph Davis, our Chief Investment Officer, and Thomas Redwitz, our Chief Operating Officer. We refer to these individuals in this section as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
H. Lawrence Webb	2013	$350,000	—	—	—	$350,000
Chief Executive Officer
Wayne Stelmar	2013	$350,000	—	—	—	$350,000
Chief Financial Officer
Joseph Davis	2013	$350,000	—	—	—	$350,000
Chief Investment Officer
Thomas Redwitz	2013	$350,000	—	—	—	$350,000
Chief Operating Officer
Narrative to Summary Compensation Table
The framework for the compensation set forth in the 2013 Summary Compensation Table was established pursuant to the senior officer employment agreements that our named executive officers entered into with TNHC LLC in 2010. As discussed below under “—Employment Agreements,” upon the completion of our initial public offering, we entered into amended and restated employment agreements with each of our named executive officers. Our compensation committee was not established until the completion of our initial public offering in February 2014.
Employment Agreements
Effective upon the completion of our initial public offering, we entered into employment agreements with each of Messrs. Webb, Stelmar, Davis and Redwitz. The employment agreements have an initial term expiring on the third anniversary of the effective date of the employment agreement. Each employment agreement provided for automatic one-year extensions after the expiration of the initial term, unless either party provides the other with at least 180 days’ prior written notice of non-renewal. The employment agreements require each named executive officer to dedicate his full business time and attention to the affairs of our company.
The employment agreements provide for, among other things:

•	an annual base salary of $500,000, $450,000, $450,000 and $450,000, respectively, for Messrs. Webb, Stelmar, Davis and Redwitz;

•	eligibility for annual cash performance bonuses based on the satisfaction of performance goals to be established by our compensation committee;

•	subject to the approval of our compensation committee, eligibility for equity-based compensation awards on the same terms and conditions as other senior executive officers; and

•	participation in any employee benefit plans and programs that are maintained from time to time for our other senior executive officers.
The employment agreements contain customary employee non-solicitation provisions that apply during the term of the agreements and for two years after the termination of their employment. The employment agreements also contain standard confidentiality provisions that apply during the term of the agreements and after the termination of their employment.
We may terminate the employment of a named executive officer at any time with or without cause, and the executive may terminate his employment with or without good reason. If we terminate a named executive officer’s employment for cause, or if the named executive officer resigns without good reason, the named executive officer will be entitled to receive any earned but unpaid annual base salary, any earned but unpaid prior-year bonus, reimbursement of expenses incurred prior to the date of termination, accrued vacation and any other paid-time-off and any benefits that have been earned and accrued prior to the date of termination.
If we terminate a named executive officer’s employment without cause or if the named executive officer terminates his employment for good reason or due to disability or death, the named executive officer will be entitled to receive any earned but unpaid annual base salary, any earned but unpaid prior-year bonus, reimbursement of expenses incurred prior to the date of termination, accrued vacation and any other paid-time-off and any benefits that have been earned and accrued prior to the date of termination. In addition we will reimburse the employer-subsidized portion of the premium under our health and dental plans for a period of 24 months, in the case of Mr. Webb, or 12 months, in the case of Messrs. Stelmar, Davis and Redwitz (or until such earlier date on which they obtain substantially similar coverage).
If we terminate a named executive officer’s employment without cause or if the named executive officer terminates his employment for good reason, the named executive officer will also be entitled to receive a lump sum cash payment in an amount equal to one times or, in the case of Mr. Webb, two times the sum of (1) the named executive officer’s annual base salary, plus (2) the highest annual bonus paid to the named executive officer during the previous three calendar years. These severance benefits will be payable only if the named executive officer signs and does not revoke a waiver and release of any claims against us.
Director Compensation
For the fiscal year ended December 31, 2013, members of the board of managers of TNHC LLC received no compensation for services rendered as such members.
Upon completion of our initial public offering, our board of directors established a compensation program for our non-employee directors. Pursuant to this compensation program, we will pay the following fees to each of our non-employee directors:

•	an annual cash retainer of $40,000;

•	$1,000 for each meeting attended in excess of eight meetings per year for our board of directors or any committee;

•
an initial grant of $41,250 of restricted stock units pursuant to our 2014 Long-Term Incentive Plan (or 3,750 restricted stock units), which was made upon the pricing of our initial public offering and will vest one year after the date of grant, subject to continued service. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock;

•	an annual grant of $60,000 in the form of restricted stock units (the number of units will be determined based upon the closing price on the date of grant);

•	an additional annual cash retainer of $13,500 to the chair of our audit committee and an additional cash retainer of $8,500 for the other members of the audit committee;

•	an additional annual cash retainer of $9,000 to the chair of our compensation committee and an additional cash retainer of $6,000 for the other members of such committee; and

•	an additional annual cash retainer of $9,000 to the chair of our nominating and corporate governance committee and an additional cash retainer of $6,000 for the other members of such committee.
We will also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including without limitation travel expenses in connection with their attendance in-person at board and committee meetings. Directors who are employees will not receive any compensation for their services as directors.
Director Stock Ownership Requirement
Each of our non-management directors will be required, within three years of becoming a member of our board, to own shares of our common stock equal to three times the annual cash retainer payable to our non-employee directors.

Compensation Committee Interlocks and Insider Participation
None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

2014 Long-Term Incentive Plan
Prior to the completion of our initial public offering, our board adopted, and our stockholders approved, our 2014 Long-Term Incentive Plan to attract and retain directors, officers, employees and consultants. Our 2014 Long-Term Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards.
Administration of our 2014 Long-Term Incentive Plan and Eligibility
Our 2014 Long-Term Incentive Plan is administered by our compensation committee, which may delegate certain of its authority under our 2014 Long-Term Incentive Plan to our board of directors or, subject to applicable law, to our Chief Executive Officer or such other executive officer as our compensation committee deems appropriate; provided, that our compensation committee may not delegate its authority under our 2014 Long-Term Incentive Plan to our Chief Executive Officer or any other executive officer with regard to the selection for participation in our 2014 Long-Term Incentive Plan of an officer, director or other person subject to Section 16 of the Exchange Act or decisions concerning the timing, price or amount of an award to such an officer, director or other person.
Our compensation committee has the authority to make awards to eligible participants, which includes our officers, directors, employees and consultants, and persons expected to become our officers, directors, employees or consultants. Our compensation committee also has the authority to determine what form the awards will take, the amount and timing of the awards and all other terms and conditions of the awards. Our compensation committee may not amend or replace any previously granted option or stock appreciation right in a manner that is considered a repricing under stock exchange listing rules without stockholder approval.
Share Authorization
The number of shares of our common stock that may be issued under our 2014 Long-Term Incentive Plan is 1,644,875 shares, of which no more than 1,644,875 shares of our common stock in the aggregate may be issued in connection with incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)). The number of shares of our common stock available under our 2014 Long-Term Incentive Plan shall be reduced by the sum of the aggregate number of shares of common stock which become subject to outstanding options, outstanding stock appreciation rights, outstanding stock awards and outstanding performance-related awards. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under our 2014 Long-Term Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under our 2014 Long-Term Incentive Plan.
In the event of any equity restructuring that causes the per share value of shares of our common stock to change, such as a stock dividend, stock split, spinoff, rights offering or recapitalization through an extraordinary dividend, then our compensation committee will appropriately adjust the number and class of securities available under our 2014 Long-Term Incentive Plan and the terms of each outstanding award under our 2014 Long-Term Incentive Plan. In the event of any other change in corporate capitalization, including a merger, consolidation, reorganization or partial or complete liquidation, our compensation committee may make such equitable adjustments as it determines to be appropriate and equitable to prevent dilution or enlargement of rights of participants. The decision of our compensation committee regarding any such adjustment shall be final, binding and conclusive.
Stock Options
Our 2014 Long-Term Incentive Plan authorizes the grant of incentive stock options and options that do not qualify as incentive stock options, except that incentive stock options will be granted only to persons who are our employees or employees of one of our subsidiaries, in accordance with Section 422 of the Code. The exercise price of each option will be determined by our compensation committee, provided that the price cannot be less than 100% of the fair market value of the shares of our common stock on the date on which the option is granted (or 110% of the shares’ fair market value on the grant date in the case of an incentive stock option granted to an individual who is a “ten percent stockholder” under Sections 422 and 424 of the Code). The term of an option cannot exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to a “ten percent stockholder”).
Stock Appreciation Rights
Our 2014 Long-Term Incentive Plan authorizes the grant of stock appreciation rights. A stock appreciation right provides the recipient with the right to receive, upon exercise of the stock appreciation right, shares of our common stock or, if provided in the award agreement, cash, or a combination of the two. The amount that the recipient will receive upon exercise of the stock appreciation right generally will equal the excess of the fair market value of the shares of our common stock on the date of exercise over the shares’ fair market value on the date of grant. Stock appreciation rights will become exercisable in accordance with terms determined by our compensation committee. Stock appreciation rights may be granted in tandem with an option grant or as independent grants. The term of a stock appreciation right cannot exceed, in the case of a tandem stock appreciation right, the expiration, cancellation or other termination of the related option and, in the case of a free-standing stock appreciation right, ten years from the date of grant.
Stock Awards
Our 2014 Long-Term Incentive Plan also provides for the grant of common stock, restricted stock and restricted stock units. Our compensation committee will determine the number of shares of common stock subject to a restricted stock award or restricted stock unit and the restriction period, performance period (if any), the performance measures (if any) and the other terms applicable to a stock award under our 2014 Long-Term Incentive Plan. A restricted stock unit confers on the participant the right to receive one share of common stock or, in lieu thereof, and if provided in the award agreement, the fair market value of such share of common stock in cash. The holders of awards of restricted stock will be entitled to receive dividends, and the holders of awards of restricted stock units may be entitled to receive dividend equivalents.
Performance Awards
Our 2014 Long-Term Incentive Plan also authorizes the grant of performance awards. Performance awards represent the participant’s right to receive an amount of cash, shares of our common stock, or a combination of both, contingent upon the attainment of specified performance measures within a specified period. Our compensation committee will determine the applicable performance period, the performance goals and such other conditions that apply to the performance award.
Change in Control
Subject to the terms of the applicable award agreement, upon a “change in control” (as defined in our 2014 Long-Term Incentive Plan), our compensation committee may, in its discretion, determine whether some or all outstanding options and stock appreciation rights shall become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted stock awards and restricted stock unit awards shall lapse in full or in part and whether the performance measures applicable to some or all outstanding awards shall be deemed to be satisfied. Our compensation committee may further require that shares of stock of the corporation resulting from such a change in control, or a parent corporation thereof, be substituted for some or all of our shares of common stock subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to us by the holder, to be immediately canceled by us, in exchange for a cash payment, shares of capital stock of the corporation resulting from or succeeding us or a combination of both cash and such shares of stock.
Termination; Amendment
Our 2014 Long-Term Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend our 2014 Long-Term Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation. Our compensation committee may amend the terms of any outstanding award under our 2014 Long-Term Incentive Plan at any time. No amendment or termination of our 2014 Long-Term Incentive Plan or any outstanding award may adversely affect any of the rights of an award holder without the holder’s consent.
Initial Awards
Upon completion of our initial public offering, we granted the following awards under our 2014 Long-Term Incentive Plan to the members of our management team, other officers and employees and our non-employee director nominees. In determining the initial awards granted, consideration was given to the form and amount of awards typically granted in connection with initial public offerings and the recommendations of Semler, Brossy Consulting Group, LLC, a compensation consultant that has been retained to assist us in making such determinations. We asked Semler Brossy to review compensation information for public homebuilders, provide compensation data related to executives at public homebuilders and provide us with general advice on compensation matters, including the determination of salaries and bonus, if any, amounts for our executive officers and equity awards for officers and directors and other employees.

•
Each of Messrs. H. Lawrence Webb, our Chief Executive Officer, Wayne Stelmar, our Chief Financial Officer, Joseph Davis, our Chief Investment Officer, and Thomas Redwitz, our Chief Operating Officer, were granted options to purchase 227,273 shares in the case of Mr. Webb and 181,818 shares each in the case of Messrs. Stelmar, Davis and

Redwitz (with a strike price equal to $11.00 per share). These options will vest on the third anniversary of the date of grant subject to continued service, and will expire in 10 years.

•
Our officers (other than Messrs. Webb, Stelmar, Davis and Redwitz) and employees were granted 73,552 restricted stock units and options to purchase 99,955 shares of our common stock (with a strike price equal to $11.00 per share) and cash awards in an aggregate amount of $190,000. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock.

•
As part of the annual retainer, each of our non-employee director nominees were granted restricted stock units, including an initial grant that was made upon completion of our initial public offering, as described above.

Rule 10b5-1 Sales Plan
Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend or terminate a Rule 10b5-1 plan in some circumstances. Our directors and executive officers also may buy or sell additional shares outside a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our policy on insider trading and communications with the public.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of our common stock as of March 12, 2014 by (1) each of our directors, (2) each of our executive officers, (3) all of our directors and executive officers as a group, and (4) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.
To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The number of securities shown represents the number of securities the person “beneficially owns,” as determined by the rules of the SEC. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over that security. A security holder is also deemed to be, as of any date, the beneficial owner of all securities over which such security holder has the right to acquire voting or investment power within 60 days after that date, including through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. Except as noted below, the address for all beneficial owners in the table below is 95 Enterprise, Suite 325, Aliso Viejo, California 92656.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage
Directors and Executive Officers:
H. Lawrence Webb (1)(2)(3)(4)	998,790	6.1%
Wayne Stelmar (1)(3)(5)(6)	721,672	4.4%
Joseph Davis (1)(3)(7)(8)	647,903	3.9%
Thomas Redwitz (1)(3)(9)(10)	518,322	3.2%
All executive officers as a group	2,886,687	17.6%
David Berman (11)(12)	1,916,327	11.7%
Douglas C. Neff (13)(14)	1,916,618	11.7%
Nadine Watt (16)(17)	744,743	4.5%
Michael Berchtold (15)	25,000	*
Sam Bakhshandehpour (15)	2,300	*
Gregory P. Lindstrom (15)	5,000	*
William A. Witte (15)	50,000	*
Cathey S. Lowe (15)	1,000	*
Paul Heeschen (15)	9,000	*

All directors and executive officers as a group (15 persons) (2)(4)(5)(6)(7)(8)(9)(10)(11)(13)(15)(16)	7,557,825	45.9%
More than 5% Stockholders:
TNHC Partners LLC (1)(3)	2,886,687	17.6%
IHP Capital Partners VI, LLC (14)	1,916,618	11.7%
TCN/TNHC LP (11)(12)	1,916,327	11.6%
Wellington Management Company, LLC (18)	1,914,000	11.6%
Citadel Advisors LLC (19)	917,177	5.6%

*	Represents less than 1% of the number of shares of our common stock outstanding.

(1)
As part of our formation transactions, the members of TNHC LLC received an aggregate of 8,636,250 shares of our common stock in connection with the exchange of their membership interest in TNHC LLC. The members of TNHC LLC include an entity owned by our executive management team and our three non-management institutional investors.

(2)	Includes 998,790 shares of our common stock owned by the Hadley-Webb Family Trust (of which Mr. Webb is a trustee).

(3)
The Hadley-Webb Family Trust (of which Mr. Webb is a trustee), the W. and L. Stelmar Trust (of which Mr. Stelmar is a trustee), the Joseph and Terri Davis Family Trust (of which Mr. Davis is a trustee) and the Redwitz Family Trust (of which Mr. Redwitz is a trustee) are the only members of TNHC Partners LLC. Messrs. Webb, Stelmar, Davis and Redwitz may be deemed to share voting power and dispositive power over the shares of our common stock owned by TNHC Partners LLC. Each of Messrs. Webb, Stelmar, Davis and Redwitz disclaims beneficial ownership of the shares of our common stock owned by TNHC Partners LLC except to the extent of any pecuniary interest therein.

(4)
Excludes 227,273 shares of our common stock issuable upon the exercise of options granted to Mr. Webb upon the pricing of our initial public offering pursuant to our 2014 Long-Term Incentive Plan (with a strike price of $11.00 per share).

(5)	Includes 721,672 shares of our common stock owned by the W. and L. Stelmar Trust (of which Mr. Stelmar is a trustee).

(6)
Excludes 181,818 shares of our common stock issuable upon the exercise of options (with a strike price of $11.00 per share) granted to Mr. Stelmar upon the pricing of our initial public offering pursuant to our 2014 Long-Term Incentive Plan.

(7)	Includes 647,903 shares of our common stock owned by the Joseph and Terri Davis Family Trust (of which Mr. Davis is a trustee).

(8)
Excludes 181,818 shares of our common stock issuable upon the exercise of options (with a strike price of $11.00 per share) granted to Mr. Davis upon the pricing of our initial public offering pursuant to our 2014 Long-Term Incentive Plan.

(9)	Includes 518,322 shares of our common stock owned by the Redwitz Family Trust (of which Mr. Redwitz is a trustee).

(10)
Excludes 181,818 shares of our common stock issuable upon the exercise of options (with a strike price of $11.00 per share) granted to Mr. Redwitz upon the pricing of our initial offering pursuant to our 2014 Long-Term Incentive Plan.

(11)
Excludes 3,750 of restricted stock units granted to Mr. Berman upon the pricing of our initial public offering pursuant to our 2014 Long-Term Incentive Plan. Mr. Berman is Chairman and Chief Executive Officer of Tricon Capital Group, Inc., one of our non-management institutional investors.

(12)
TCN/TNHC GP LLC has voting and dispositive power over the shares of our common stock held by TCN/TNHC LP. Mr. Berman disclaims beneficial ownership of the shares of our common stock owned by TCN/TNHC LP except to the extent of any pecuniary interest therein.

(13)
Excludes 3,750 of restricted stock units granted to Mr. Neff upon the pricing of our initial public offering pursuant to our 2014 Long-Term Incentive Plan. Mr. Neff is a Managing Partner and President of IHP Capital Partners, one of our non-management institutional investors.

(14)
Institutional Housing Partners VI L.P. has voting and dispositive power over the shares of our common stock held by IHP Capital Partners VI LLC. Mr. Neff disclaims beneficial ownership of the shares of our common stock owned by IHP Capital Partners VI LLC except to the extent of any pecuniary interest therein.

(15)
Excludes 3,750 of restricted stock units granted to each of Messrs. Berchtold, Bakhshandehpour, Heeschen, Lindstrom and Witte and Ms. Lowe upon the pricing of our initial public offering pursuant to our 2014 Long-Term Incentive Plan.

(16)
Excludes 3,750 of restricted stock units granted to Ms. Watt upon the pricing of our initial public offering pursuant to our 2014 Long-Term Incentive Plan. Ms. Watt is President of Watt Companies, an affiliate of one of our non-management institutional investors.

(17)
Watt Residential LLC has voting and dispositive power over the shares of our common stock held by Watt/TNHC LLC. Ms. Watt disclaims beneficial ownership of the shares of our common stock owned by Watt/TNHC LLC except to the extent of any pecuniary interest therein.

(18)
Based upon information as of February 10, 2014 set forth in a report on Schedule 13G filed with the SEC on February 10, 2014. The address of Wellington Management Company, LLC is 820 Congress Street, Boston, MA 02210.

(19)
Based upon information as of February 7, 2014 set forth in a report on Schedule 13G filed with the SEC on February 7, 2014. The address of Citadel Advisors LLC is c/o Citadel LLC, 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our executive officers, directors and other related parties receive material financial and other benefits, including the following:
Indemnification Agreements
We have entered into an indemnification agreement with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

In accordance with the terms of our formation transactions and the surviving provisions of the operating agreement of TNHC LLC, we are required to indemnify any former member, representative or officer of TNHC LLC or any direct or indirect partner, manager, trustee, shareholder, member , officer, director, agent, attorney, employee and controlling person of any former member of TNHC LLC, against claims that may arise by reason of their services to TNHC LLC, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Registration Rights
We have entered into a registration rights agreement with the former members of TNHC LLC, including the members of our management team, with respect to the shares of our common stock that they received as part of our formation transactions. We refer to these shares collectively as the “registrable shares.” Pursuant to the registration rights agreement, we have granted the members of TNHC LLC and their direct and indirect transferees shelf registration rights requiring us to file a shelf registration statement and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the resale of the registrable shares registered, and, in certain circumstances, the right to “piggy-back” the registrable shares in registration statements we might file in connection with certain future public offerings. Our obligation to cause any registration statements filed pursuant to the registration rights agreement to be declared effective or remain effective is on a reasonable best efforts basis.
Notwithstanding the foregoing, any registration will be subject to cutback provisions, and we will be permitted to suspend the use, from time to time, of the prospectus that is part of the registration statement (and therefore suspend sales under the registration statement) for certain periods, referred to as “blackout periods.”
Joint Ventures
During the years ended December 31, 2013, 2012 and 2011, we incurred construction-related costs on behalf of our unconsolidated joint ventures totaling $5.4 million, $2.2 million and $0.4 million, respectively. As of December 31, 2013 and 2012, $273,394 and $51,160 are reflected as due from affiliates in our consolidated balance sheets, respectively.
We have entered into agreements with our unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to such management agreements, we receive overhead fees based on each project’s revenues. During the years ended December 31, 2013, 2012 and 2011, we earned and received $8.3 million, $2.9 million and $0.8 million, respectively, in overhead fees, which have been recorded as fee building revenue in our consolidated statements of operations.
For the years ended December 31, 2013, 2012 and 2011, we recognized $113,562, $85,172 and $0, respectively, of guaranty fee income in our consolidated statements of operations related to certain loan guaranties provided by us over a 12-month period to an unconsolidated joint venture.
We have a 10% capital interest in the Calabasas Village joint venture. We serve as a limited partner and, through one of our wholly-owned subsidiaries, as the general partner of the joint venture. Calabasas Equity, LP, an affiliate of Tricon, is also a limited partner in this joint venture. The joint venture owns the Calabasas Village project located in Calabasas, California. Under the terms of the joint venture, after the return of a certain preference amount and undistributed capital to the joint venture partners, we are entitled to receive 25% of the distributions from the joint venture until our partner achieves a 20% internal rate of return and then 50% of the distributions from the joint venture until our partner achieves a 25% internal rate of return. Thereafter, we are entitled to receive 60% of the distributions from the joint venture. At the time of Calabasas Equity becoming our partner in the Calabasas Village joint venture, the joint venture executed an unsecured promissory note for the benefit of Watt Communities, LLC, our prior partner in such joint venture and an affiliate of Watt. The principal amount of such note is $986,000 and bears interest at 12% per annum. Pursuant to the terms of such note, the joint venture agreed to pay to Watt Communities its originally contributed capital in the principal amount of such note and Watt Communities agreed to cooperate in assigning its property rights under the joint venture. In accordance with the terms of such note, the joint venture made a payment of $920,000 on November 30, 2013, and the balance of the principal and all accrued interest was paid on January 31, 2014.
We have an indirect capital interest in the TNHC Newport joint venture through our unconsolidated subsidiary, TNHC Meridian Investors. We have a 37% capital interest in TNHC Meridian Investors, and IHP Meridian, an affiliate of IHP, is our partner in TNHC Meridian Investors. Under the terms of the TNHC Meridian Investors joint venture agreement, after the return of certain preference amounts, capital contributions and cost overruns/profit shortfalls to the joint venture partners, we are entitled to receive distributions from the joint venture equal to our percentage capital interest. TNHC Meridian Investors in turn has a 35% capital interest in the TNHC Newport joint venture.
IHP Note
IHP, one of our shareholders and, prior to the completion of our formation transactions, one of TNHC LLC’s members, issued an unsecured promissory note to us on December 13, 2012. The note provided for a commitment of $5,500,000, of which $1,000,000 had been funded as of December 31, 2012 and is included in notes payable to member in our consolidated balance sheets. The note bore interest at 14% per annum and was satisfied in August 2013 and the remaining commitment was closed.
Investor Rights Agreement
Pursuant to an investor rights agreement that we entered into with our non-management institutional investors prior to the completion of our initial public offering, each non-management institutional investor has the right to nominate one member of our board for as long as it owns 4% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares). Each non-management institutional investor has agreed to vote all shares of our common stock that it owns in favor of Messrs. Webb, Stelmar or Berchtold (or, if at that time nominated as a director, Messrs. Davis or Redwitz) in any election in which Messrs. Webb, Stelmar or Berchtold (or, as the case may be, Messrs. Davis or Redwitz) is a director, and each of Messrs. Webb, Stelmar, Davis and Redwitz has agreed to vote all shares of our common stock that he owns in favor of the non-management institutional investors in any election of directors in which a non-management institutional investor is a director for as long as such non-management institutional investor owns at least 4%.
Advisory Services of Berchtold Capital Partners
Berchtold Capital Partners, an entity owned by Mr. Michael Berchtold, one of our non-employee directors, served as an advisor to us, providing us with general advice and guidance in connection with our becoming a public company, as well as assisting us with the selection of the members of our board of directors, the selection of and interacting with our compensation consultant and advising our executives and our board of managers regarding governance and compensation matters. We paid Berchtold Capital Partners $562,500 for these services, including $500,000 upon completion of our initial public offering.

CONFLICTS OF INTEREST
We have entered into amended and restated employment agreements with H. Lawrence Webb, our Chief Executive Officer, Wayne Stelmar, our Chief Financial Officer and Secretary, Joseph Davis, our Chief Investment Officer, and Thomas Redwitz our Chief Operating Officer, pursuant to which they will devote their full business time and attention to our affairs. These employment agreements were not negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with the individuals party to these agreements.
We have adopted Corporate Governance Guidelines which, among other things, require directors to disclose personal or business interests that involve an actual or potential conflict of interest. In addition, our Code of Business Conduct and Ethics requires that any transaction in which any of our directors, officers or employees has an interest must be approved by a vote of a majority of our disinterested directors. We cannot assure you that these policies will be successful in eliminating the influence of conflicts of interest. These policies may be amended from time to time at the discretion of our board of directors, without a vote of our stockholders.

Director Independence
Our board of directors has determined that six of our directors, Messrs. Bakhshandehpour, Lindstrom, Witte, Heeschen and Mmes. Watt and Lowe, constituting a majority, satisfy the listing standards for independence of the New York Stock Exchange and Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services
Ernst & Young LLP was our independent registered public accounting firm for the fiscal year ended December 31, 2013.
Audit and All Other Fees
The fees billed to us by Ernst & Young LLP during the last two fiscal years for the indicated services were as follows:

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$1,092,000	$40,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	16,000	14,000
All Other Fees (4)	—	—
Total Fees	$1,108,000	$54,000

(1)
Audit Fees—These are fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, consents and comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees—These are fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements. This includes employee benefit plan audits, due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards.

(3)
Tax Fees—These are fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning. This includes the preparation of our and our consolidated subsidiaries’ original and amended tax returns, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.

(4)	All Other Fees—These are fees for other permissible work performed by Ernst & Young LLP that does not meet the above category descriptions.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
Under its charter, our audit committee, or the Chairman of the Audit Committee, must pre-approve all engagements of our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:
(1)Financial Statements

(2)	Financial Statement Schedules
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits
The exhibits filed or furnished as part of this annual report on Form 10-K are listed in the Index to Exhibits immediately preceding those exhibits, which Index is incorporated in this Item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The New Home Company Inc.

By:	/s/ H. Lawrence Webb
H. Lawrence Webb
Chief Executive Officer and Chairman
Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Lawrence Webb	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2014
H. Lawrence Webb

/s/ Wayne Stelmar	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 27, 2014
Wayne Stelmar

/s/ Sam Bakhshandehpour	Director	March 27, 2014
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	March 27, 2014
Michael Berchtold

/s/ David Berman	Director	March 27, 2014
David Berman

/s/ Paul Heeschen	Director	March 27, 2014
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	March 27, 2014
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	March 27, 2014
Cathey S. Lowe

/s/ Douglas C. Neff	Director	March 27, 2014
Douglas C. Neff

/s/ Nadine Watt	Director	March 27, 2014
Nadine Watt

/s/ William A. Witte	Director	March 27, 2014
William A. Witte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
The New Home Company LLC

We have audited the accompanying consolidated balance sheets of The New Home Company LLC (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Home Company LLC at December 31, 2013 and 2012, and the consolidated results of its operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
March 27, 2014

THE NEW HOME COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$9,541,361	$6,007,928
Restricted cash	130,215	144,120
Contracts and accounts receivable	7,178,241	6,049,676
Due from affiliates	558,421	51,160
Real estate inventories	45,350,479	39,268,764
Investment in unconsolidated joint ventures	32,269,546	12,424,229
Property and equipment, net of accumulated depreciation	481,506	323,139
Other assets	3,439,527	241,700
Total assets	$98,949,296	$64,510,716

Liabilities and members’ equity
Accounts payable	$8,687,702	$7,955,033
Accrued expenses and other liabilities	6,851,162	3,259,091
Notes payable to member	—	1,000,000
Notes payable	17,883,338	16,721,878
	33,422,202	28,936,002
Commitments and contingencies (Note 12)
Members’ equity	64,355,719	35,574,714
Noncontrolling interest in subsidiary	1,171,375	—
Total equity	65,527,094	35,574,714
Total liabilities and equity	$98,949,296	$64,510,716

See accompanying notes.

THE NEW HOME COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Revenues:
Home sales	$35,662,980	$24,197,956	$25,624,111
Fee building, including overhead fees from unconsolidated joint ventures of $8,250,764, $2,949,365 and $844,411, respectively	47,565,505	28,268,675	16,522,946
Land sales	—	2,940,100	—
	83,228,485	55,406,731	42,147,057
Expenses:
Cost of homes sales	28,979,493	20,779,338	21,774,199
Cost of fee building	42,317,737	26,505,042	16,762,666
Cost of land sales	—	3,261,891	—
Abandoned project costs	874,719	408,642	128,798
Selling and marketing	1,771,771	1,677,058	1,748,430
General and administrative	7,107,518	4,474,949	3,997,617
	81,051,238	57,106,920	44,411,710
Equity in net income (loss) of unconsolidated joint ventures	4,735,224	349,445	(38,916)
Guaranty fee income	113,562	85,172	—
Other expense, net	(30,142)	(15,048)	(14,750)
Income (loss) before taxes	6,995,891	(1,280,620)	(2,318,319)
Provision for taxes	(290,386)	(71,255)	(10,149)
Net income (loss)	6,705,505	(1,351,875)	(2,328,468)
Net loss attributable to noncontrolling interests	500	—	—
Net income (loss) attributable to The New Home Company LLC	$6,706,005	$(1,351,875)	$(2,328,468)
Pro forma income (loss) and earnings (loss) per share (Note 16):
Pro forma net income (loss)	$5,979,672	$(1,280,620)	$(2,318,319)
Pro forma basic	$0.76	$(0.25)	$(0.65)
Pro forma diluted	$0.76	$(0.25)	$(0.65)
Pro forma weighted average common shares outstanding (Note 16):
Basic	7,905,757	5,044,438	3,553,008
Diluted	7,905,757	5,044,438	3,553,008
 See accompanying notes.

THE NEW HOME COMPANY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

	TNHC Partners LLC	Watt/TNHC LLC	IHP Capital Partners VI, LLC	TCN/TNHC LP	Members' Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2010	$6,673,907	$6,515,575	$6,515,575	$—	$19,705,057	$—	$19,705,057
Contributions	1,850,000	1,850,000	1,850,000	8,450,000	14,000,000	—	14,000,000
Reallocation of prior losses	21,107	21,106	21,106	(63,319)	—	—	—
Distributions	(1,000,000)	(1,000,000)	(1,000,000)	(1,000,000)	(4,000,000)	—	(4,000,000)
Amortization of equity based compensation	475,000	—	—	—	475,000	—	475,000
Net loss	(582,117)	(582,117)	(582,117)	(582,117)	(2,328,468)	—	(2,328,468)
Balance at December 31, 2011	7,437,897	6,804,564	6,804,564	6,804,564	27,851,589	—	27,851,589
Contributions	2,150,000	2,150,000	2,150,000	2,150,000	8,600,000	—	8,600,000
Amortization of equity based compensation	475,000	—	—	—	475,000	—	475,000
Net loss	(337,968)	(337,969)	(337,969)	(337,969)	(1,351,875)	—	(1,351,875)
Balance at December 31, 2012	9,724,929	8,616,595	8,616,595	8,616,595	35,574,714	—	35,574,714
Contributions	5,400,000	5,400,000	5,400,000	5,400,000	21,600,000	1,171,875	22,771,875
Amortization of equity based compensation	475,000	—	—	—	475,000	—	475,000
Net income	1,396,407	1,769,866	1,769,866	1,769,866	6,706,005	(500)	6,705,505
Balance at December 31, 2013	$16,996,336	$15,786,461	$15,786,461	$15,786,461	$64,355,719	$1,171,375	$65,527,094

See accompanying notes.

THE NEW HOME COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$6,705,505	$(1,351,875)	$(2,328,468)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of contracts intangible	—	—	420,244
Depreciation	200,343	138,833	144,090
Abandoned project costs	874,719	408,642	128,798
Equity in net (income) loss of unconsolidated joint ventures	(4,735,224)	(349,445)	38,916
Distributions of earnings from unconsolidated joint ventures	6,930,433	451,504	—
Amortization of equity based compensation	475,000	475,000	475,000
Net changes in operating assets and liabilities:
Restricted cash	13,905	(67,033)	226,072
Contracts and accounts receivable	(1,128,565)	(5,990,359)	2,895,795
Due from affiliates	(507,261)	(10,611)	(30,365)
Real estate inventories	(21,753,355)	(1,286,833)	(7,303,526)
Other assets	(3,197,827)	(91,992)	(81,303)
Accounts payable	732,669	7,512,987	(2,766,092)
Accrued expenses and other liabilities	3,592,071	1,174,398	1,285,566
Net cash (used in) provided by operating activities	(11,797,587)	1,013,216	(6,895,273)
Investing activities:
Purchases of property and equipment	(358,710)	(218,764)	(120,207)
Contributions to unconsolidated joint ventures	(22,027,797)	(10,431,175)	(3,225,000)
Distributions of equity from unconsolidated joint ventures	13,901,067	2,759,471	—
Net cash used in investing activities	(8,485,440)	(7,890,468)	(3,345,207)
Financing activities:
Borrowings from notes payable	25,007,720	10,828,173	15,917,765
Repayments of notes payable	(23,846,260)	(12,989,757)	(12,352,739)
Proceeds from issuance of unsecured note to member	1,055,000	1,000,000	—
Cash contributions from members	21,600,000	8,600,000	14,000,000
Cash distribution to members	—	—	(4,000,000)
Net cash provided by financing activities	23,816,460	7,438,416	13,565,026
Net increase in cash and cash equivalents	3,533,433	561,164	3,324,546
Cash and cash equivalents – beginning of year	6,007,928	5,446,764	2,122,218
Cash and cash equivalents – end of year	$9,541,361	$6,007,928	$5,446,764
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Taxes paid	$245,014	$3,380	$18,990
Supplemental disclosures of non-cash transactions
Note payable with land seller	$—	$9,500,000	$—
Note payable with member for equity investment	$2,055,000	$—	$—
Distribution from unconsolidated joint ventures in lieu of cash	$1,083,422	$—	$—
Contribution of real estate to unconsolidated joint ventures	$17,052,218	$—	$—
Contribution of land by noncontrolling interest	$1,171,875	$—	$—

See accompanying notes.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1.    Organization and Summary of Significant Accounting Policies

Organization

The New Home Company LLC (the “Company”), a Delaware limited liability company, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling homes located in California. The company is organized pursuant to an operating agreement (the "Operating Agreement"). The Company was formed in 2009 by a sole member, TNHC Partners LLC (“TNHCP”). The operating agreement was amended and restated on August 18, 2010, and concurrently, Watt/TNHC LLC (“Watt”), and IHP Capital Partners VI, LLC (“IHP”) were admitted.

In accordance with the Operating Agreement as amended through August 18, 2010, each member committed to make capital contributions of up to $10.0 million to the Company. The capital percentages were 33.3% for each member and the economic ownership percentages were 50%, 25% and 25% for TNHCP, Watt, and IHP, respectively. As of December 31, 2010, TNHCP, Watt and IHP had each funded $6.6 million of their $10.0 million capital commitment.

Effective January 1, 2011, the Company admitted TCN/TNHC LP (“Tricon”) as a member of the Company. On January 6, 2011, Tricon made an initial cash contribution of $6.6 million. Tricon also committed to make capital contributions of up to $10.0 million to the Company. As a result of this transaction, capital percentages were adjusted to 25% for each member, and the economic ownership percentages were adjusted to 50%, 16.67%, 16.67% and 16.66% for TNHCP, Watt, IHP and Tricon, respectively. As of December 31, 2012, TNHCP, Watt, IHP, and Tricon had each funded $9.6 million of their $10.0 million capital commitment.

During 2013, the Company amended its Operating Agreement, increasing each member’s capital commitment from $10.0 million to $15.0 million. As a result of this transaction, the economic ownership percentages were adjusted to 45.83%, 18.06%, 18.06%, and 18.05% for TNHCP, Watt, IHP and Tricon, respectively. As of December 31, 2013, TNHCP, Watt, IHP, and Tricon had each fully funded its capital commitment.

Net income and net losses are allocated among the members pursuant to the provisions of the Operating Agreement.

Distributions to the members are made pursuant to the Operating Agreement. There were no distributions for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, $4.0 million in distributions were made resulting from the admission of Tricon in January 2011.

In January 2014, the Company completed its initial public offering ("IPO") in which it issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the Company's initial public offering, with net proceeds received from the underwriters exercise of their option to purchase an additional 1,171,875 shares, the Company repurchased 1,171,875 shares of its common stock issued to Watt in connection with the Company's formation transactions. The Company received proceeds of $75.9 million, net of the underwriting discount, estimated expenses and the repurchase of shares. In preparation for the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed The New Home Company Inc. Upon the close of the IPO, the Company had 16,448,750 common shares outstanding, of which 17.5% was beneficially owned by the executive management team, 11.7% was beneficially owned by each of IHP and Tricon, and 4.5% was owned by Watt.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to the Company.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies. Accordingly, actual results could differ materially from these estimates.

Segment Reporting

ASC 280, "Segment Reporting" (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments. Corporate is a non-operating segment.

Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with an initial maturity date of less than three months. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash of $130,215 and $144,120 as of December 31, 2013 and 2012, respectively, is held in accounts as collateral for a letter of credit and payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the years ended December 31, 2013, 2012 and 2011, the Company reduced its real estate inventory balance by $0.9 million, $0.4 million, $0.1 million, respectively, for projects no longer being pursued. The associated expense is reflected as abandoned project costs in the accompanying consolidated statements of operations.

Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each project. Changes to estimated total development costs subsequent to initial home closings in a project are generally allocated on a relative-sales-value method to remaining homes in the project. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. We review our real estate assets at each project on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

If there are indications of impairment, we perform a detailed budget and cash flow review of our real estate assets to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value.

When estimating undiscounted cash flows of a project, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other projects, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs,

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the years ended December 31, 2013 and 2011, no impairment adjustments relating to homebuilding real estate inventories were recorded. During the year ended December 31, 2012, the Company initiated a change in use and sold certain finished lots not under construction in one of its projects in Northern California. This change in use resulted in an impairment of $0.3 million for the related land held for sale, which is reflected in cost of land sales in the accompanying consolidated statement of operations. The remaining finished lots under construction for the same project were completed and sold to the respective homebuyers, including the model homes, during the year ended December 31, 2012.

Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC 835, "Interest" (“ASC 835”). Homebuilding interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. Interest capitalized to investment in unconsolidated joint ventures is included as a reduction of income from or increase in loss from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, "Property, Plant, and Equipment", revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

Fee Building

The Company enters into fee building agreements to provide services whereby it will build homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, "Revenue Recognition", revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

The Company also enters into fee building and management contracts with third parties and its unconsolidated joint ventures where it provides construction supervision services, as well as sales and marketing services, and does not bear financial risks for any services provided. In accordance with ASC 605, revenues from these services are recognized over a proportional performance method or completed performance method. Under this approach, revenue is earned as services are provided in proportion to total services expected to be provided to the client or on a straight line basis if the pattern of performance cannot be determined while costs are recognized as incurred. Revenue recognition for any portion of the fees earned from these services that are contingent upon a financial threshold or specific event is deferred until the threshold is achieved or the event occurs.

As of and for the years ended December 31, 2013, 2012 and 2011, one customer comprised 75%, 95% and 92%, respectively, of our fee building revenue and 82%, 95% and 42%, respectively, of the related receivables.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, "Consolidation" (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created.

As of December 31, 2013 and 2012, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party investor. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of December 31, 2013, the third-party investor had made contributions of $1.2 million.

Investments in Unconsolidated Joint Ventures

We first analyze our homebuilding and land development joint ventures to determine if they are variable interest entities under the provisions of ASC 810 (as discussed above) when determining whether the entity should be consolidated. If we conclude that our homebuilding and land development joint ventures are not variable interest entities, then, in accordance with the provisions of ASC 810, limited partnerships or similar entities must be further evaluated under the presumption that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Under the provisions of ASC 810, we may be required to consolidate certain investments in which we hold a general partner or managing member interest.

As of December 31, 2013 and 2012, the Company concluded that some of its homebuilding and land development joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

Our current equity investment balance and future capital contributions required represent the maximum exposure for our unconsolidated home and land development joint ventures. Under the joint venture operating agreements, future capital contributions are determined based on the operating budgets and needs of the joint venture, which will likely vary throughout the life of each joint venture based on the circumstances unique to the project. In addition to required contributions, the Company began providing guaranties during the year ended December 31, 2012 for debt held by certain of its unconsolidated joint ventures. As of December 31, 2013 and 2012, our unconsolidated joint ventures had outstanding debt secured by financial guaranties of $39.1 million and $25.0 million, respectively, of which 11.5% and 5.0%, respectively, was guaranteed by us.

Investments in our unconsolidated joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50%.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three years ended December 31, 2013, no impairments related to investment in unconsolidated joint ventures were recorded.

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. All other selling expenses and other marketing costs are expensed in the period incurred.

Warranty Reserves

We offer warranties on our homes that generally cover various defects in workmanship or materials or to cover structural construction defects for one-year periods. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. Due to the Company’s limited history related to homebuilding sales, the Company also considers the historical experience of its peers in determining the amount of its warranty reserve. In addition, the Company receives warranty payments from its clients for certain of its fee building projects where it has the contractual risk of construction. These payments are recorded as warranty reserve accruals. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Acquired Intangible Assets

Upon consummation of a business combination as defined in ASC 805, "Business Combinations", the Company performed an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In its assessment, the Company determined that identifiable intangible assets existed related to fee building contracts. The identified intangible assets were amortized over the shorter of their economic or useful lives.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represents the fees earned but not collected and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. Factors considered in evaluations include, but are not limited to:

•	client type;

•	historical contract performance;

•	historical collection and delinquency trends;

•	client credit worthiness; and

•	general economic conditions.

As of December 31, 2013 and 2012, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the probable term of the lease.

Income Taxes

The Company is a limited liability company, which is treated as a partnership for income tax purposes and is subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company are the obligation of the members. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2013, 2012, and 2011.

The Company has a subsidiary that is treated as a C Corporation. Federal and state income taxes are provided for this entity in accordance with the provisions of ASC 740, "Income Taxes". The provision for, or the benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated financial position or results of operations.

The Company follows certain accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the tax return and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable taxing authority. Tax positions deemed to meet the more-likely-than-not criteria would be recoded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have no examinations in progress and believe that there are no uncertain tax positions that do not meet the more-likely-than-not level of authority.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, "Compensation – Stock Compensation" (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). ASU 2013-02 is effective for the Company beginning

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 1, 2014. The adoption of ASU 2013-02 is not expected to have a material effect on our consolidated financial statements or disclosures.

In April 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, "Liabilities" ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning January 1, 2014. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

2.    Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	December 31,
	2013	2012
Contracts receivable:
Costs incurred on fee building projects	$42,317,737	$26,505,042
Estimated earnings	5,247,768	1,313,156
Revenue related to fee building warranty adjustment	—	450,477
	47,565,505	28,268,675
Less: amounts collected during the period	(40,945,938)	(22,023,895)
Less: non-cash impact of fee building warranty adjustment	—	(450,477)
	$6,619,567	$5,794,303
Contracts receivable:
Billed	$230,642	$2,235,275
Unbilled	6,388,925	3,559,028
	6,619,567	5,794,303
Other receivables:
Escrow receivables	436,862	255,373
Other receivables	121,812	—
	$7,178,241	$6,049,676

Billed contracts receivable represent amounts billed to clients that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of December 31, 2013 and 2012 are expected to be billed and collected within twelve months. Accounts payable at December 31, 2013 and 2012 includes $6.1 million and $5.5 million, respectively, related to costs incurred under the Company’s fee building contracts.

3.    Contracts Intangible

The formation of the Company was accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations." As such, the Company allocated amounts to acquired tangible and intangible assets and liabilities based upon their fair values.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contracts intangible represents the fair value attributable to a fee building contract contributed by TNHCP at formation. It was amortized over the life of the related fee building project and was included in cost of fee building in the accompanying consolidated statements of operations. The activity related to contracts intangible for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
Contracts intangible	$—	$—	$754,744
Beginning accumulated amortization	—	—	(334,500)
Amortization expense	—	—	(420,244)
Ending accumulated amortization	—	—	(754,744)
Contracts intangible, net	$—	$—	$—

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2013	2012
Deposits and pre-acquisition costs	$4,912,563	$11,946,919
Land held and land under development	29,063,591	15,555,113
Homes completed or under construction	10,221,069	10,439,835
Model homes	1,153,256	1,326,897
	$45,350,479	$39,268,764

All of our deposits and pre-acquisition costs are non-refundable, except for $50,000 and $250,000 as of December 31, 2013 and 2012, respectively. As of December 31, 2012, deposits and pre-acquisition costs included $6.9 million incurred in connection with the anticipated formation of an unconsolidated joint venture. Such amount was contributed to the unconsolidated joint venture during the year ended December 31, 2013.

Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirects, permits, materials and labor. Land under development includes costs incurred during site development such as land, development, indirects, and permits. Land is classified as held for future development if no significant development has occurred.

Interest is capitalized on inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related homes are closed. For the years ended December 31, 2013, 2012 and 2011 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2013	2012	2011
Interest incurred	$1,059,875	$639,103	$388,282
Interest expense	—	—	—
Capitalized interest in beginning inventory	493,486	182,628	220,050
Interest capitalized as a cost of inventory	1,059,875	639,103	388,282
Inventory previously capitalized as cost of inventory, included in cost of sales	(549,971)	(328,245)	(425,704)
Capitalized interest in ending inventory	$1,003,390	$493,486	$182,628

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Joint Ventures

As of December 31, 2013 and 2012, the Company had ownership interests in eleven and five unconsolidated joint ventures, respectively, with ownership percentages ranging from 5% to 35%. The combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	December 31,
	2013	2012
Cash and cash equivalents	$15,292,035	$3,355,575
Restricted cash	4,357,945	5,249,000
Real estate inventories	266,316,859	163,595,376
Other assets	1,723,429	1,055,822
Total assets	$287,690,268	$173,255,773
Accounts payable and accrued liabilities	$15,064,068	$7,952,065
Notes payable	68,594,343	36,721,776
Total liabilities	83,658,411	44,673,841
The Company’s equity	32,269,546	12,424,229
Other partners’ equity	171,762,311	116,157,703
Total equity	204,031,857	128,581,932
Total liabilities and equity	$287,690,268	$173,255,773

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues	$183,710,268	$56,018,517	$—
Cost of sales and expenses	148,276,062	47,365,766	766,819
Income (loss) of unconsolidated joint ventures	$35,434,206	$8,652,751	$(766,819)
Income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$4,735,224	$349,445	$(38,916)

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives an overhead fee based on each project’s revenues from its unconsolidated joint ventures. During the years ended December 31, 2013, 2012 and 2011, the Company earned $8.3 million, $2.9 million, and $0.8 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of operations.

6.    Property and Equipment

Property and equipment consists of the following:

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2013	2012
Computer equipment	$520,070	$297,677
Furniture and fixtures	237,245	174,965
Software	137,164	108,119
Leasehold improvements	134,699	89,708
	1,029,178	670,469
Less: accumulated depreciation	(547,672)	(347,330)
	$481,506	$323,139

For the years ended December 31, 2013, 2012, and 2011, the Company incurred depreciation expense of $200,343, $138,833, and $144,090, respectively.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Other Assets

Other assets consist of the following:

	December 31,
	2013	2012
Prepaid rent	$101,809	$92,142
Deferred tax asset	—	39,045
Prepaid offering costs	3,250,000	—
Other	87,718	110,513
	$3,439,527	$241,700

Prepaid offering costs were incurred in connection with our initial public offering, and were reclassified to additional paid in capital in January 2014, offsetting the proceeds from the sale of our common stock. See Note 1.

8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2013	2012
Accrued payroll	$1,007,591	$506,133
Incentive compensation	1,770,230	540,000
Employee benefits	659,978	295,811
Accrued offering costs	1,403,183	—
Income taxes payable	120,315	113,400
Warranty reserve	1,074,298	759,840
Completion reserve	471,870	503,906
Accrued building fees	—	380,153
Deferred fees from unconsolidated joint ventures	111,583	28,391
Other accrued expenses	232,114	131,457
	$6,851,162	$3,259,091

During the years ended December 31, 2013 and 2012, the Company elected to institute a fully discretionary employee incentive compensation plan. The accrual for the years ended December 31, 2013 and 2012 is $1.8 million and $0.5 million, respectively.

Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2013	2012	2011
Beginning warranty liability for homebuilding projects	$464,449	$260,483	$27,100
Warranty provision for homebuilding projects	359,512	214,777	235,165
Warranty payments for homebuilding projects	(13,873)	(10,811)	(1,782)
Ending warranty liability for homebuilding projects	810,088	464,449	260,483

Beginning warranty liability for fee building projects	295,391	830,440	—
Warranty provision for fee building projects	—	—	923,303
Warranty efforts for fee building projects	(31,181)	(84,572)	(92,863)
Adjustment to warranty accrual for fee building projects	—	(450,477)	—
Ending warranty liability for fee building projects	264,210	295,391	830,440
Total ending warranty liability	$1,074,298	$759,840	$1,090,923

As a result of an assessment of historical and anticipated rates of warranty costs related to fee building projects, management reduced the reserve by $450,477 during the year ended December 31, 2012, which has been included in fee building revenue in the accompanying consolidated statements of operations.

9.     Notes Payable

Notes payable consisted of the following:

	December 31,
	2013	2012
Revolving credit facility	$8,215,720	$—
Note payable with land seller	9,500,000	9,500,000
Construction loans	167,618	2,970,452
Acquisition and development loans	—	4,251,426
	$17,883,338	$16,721,878

On September 26, 2013, the Company entered into a revolving credit agreement with a bank to borrow up to $30.0 million on Eligible Properties, as defined within the agreement. Interest is payable monthly and any outstanding principal is due upon maturity, which is September 26, 2015. The Company may repay advances at any time without premium or penalty. Interest is charged at a rate of 1-month LIBOR plus a margin ranging from 3.25% to 4.25% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2013, the interest rate was 3.4%. In connection with the agreement, the Company is required to maintain certain financial covenants, including (i) a minimum unencumbered liquid assets covenant; (ii) a minimum EBITDA to interest ratio (determined as of the end of each fiscal quarter on a rolling four-quarter basis); (iii) a minimum tangible net worth covenant; (iv) a maximum liabilities to tangible net worth ratio; and (v) a maximum land assets to tangible net worth ratio. As of December 31, 2013, the Company was in compliance with all financial covenants.

During the year ended December 31, 2012, the Company entered into a note with a land seller, secured by real estate, which bears interest at 7.0% per annum. The note matures on February 15, 2015 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.

As of December 31, 2013, the Company had one secured construction loan related to model homes. The loan matures on October 2014 and the interest rate was 3.4% per annum as of December 31, 2013.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012, the Company had various construction loans for the construction of its model and production homes and acquisition and development loans to purchase and develop lots. The weighted average interest rate on all outstanding construction, acquisition and development loans as of December 31, 2012 was 3.5%.

Notes payable have stated maturities as follows for the years ending December 31:

2014	$167,618
2015	17,715,720
$17,883,338

10.    Income Taxes

For the years ended December 31, 2013, 2012 and 2011, major components of income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$195,564	$110,300	$6,349
State	55,777	—	3,800
Total current	251,341	110,300	10,149
Deferred:
Federal	—	—	—
State	39,045	(39,045)	—
Total deferred	39,045	(39,045)	—
	$290,386	$71,255	$10,149

The Company has considered the positive and negative evidence in evaluating the realizability of its deferred tax asset. Notwithstanding that the Company has incurred net losses on a consolidated basis from inception through December 31, 2012, its sole taxable subsidiary recognized net income (and net taxable income) for the same periods, and is projected to continue to generate income in future periods sufficient to utilize its deferred tax assets.

At December 31, 2013, 2012 and 2011, the tax effects of temporary differences that give rise to significant portions of deferred taxes were as follows:

	December 31,
	2013	2012	2011
Deferred tax asset:
State tax credit	$—	$39,045	$—
Deferred tax liabilities:
Miscellaneous tax items	—	—	—
	$—	$39,045	$—

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2013, 2012 and 2011, the effective tax rate differed from the federal statutory rate due to the following:

	Year Ended December 31,
	2013	2012	2011
Income (loss) before taxes	$6,995,891	$(1,280,620)	$(2,318,319)
Less: Non-taxable entities income (loss) (a)	6,364,925	(1,571,334)	(2,368,703)
Income before taxes of taxable entities	$630,966	$290,714	$50,384
Federal statutory rate	34%	34%	15%
Income tax expense computed at statutory rate	$(214,528)	$(98,842)	$(7,558)
Changes in taxes resulting from:
State tax expense, net of federal benefits	(36,813)	—	(3,800)
State tax credits and other reconciling items	(39,045)	27,587	1,209
Total provision for income taxes	$(290,386)	$(71,255)	$(10,149)
Effective tax rate	46%	25%	20%

(a)	Non-taxable entities represent income or loss related to consolidated limited liability companies in which the taxable income or loss is reflected on the respective partners’ tax return.
The federal statutory tax rate of the Company’s sole taxable subsidiary increased from 15% in 2011 to 34% for 2013 and 2012 because its income on a separate company basis increased to over $100,000 for the years ended December 31, 2013 and 2012 but was at or under $50,000 for the year ended December 31, 2011, causing it to be taxed in a different tax bracket for that year.

11.    Fair Value Disclosures

ASC 820, "Fair Value Measurements and Disclosures", defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

•	Level 1 – Quoted prices for identical instruments in active markets

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date

•	Level 3 – Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, contracts and accounts receivable, due from affiliates, accounts payable, accrued expenses and other liabilities, and notes payable, including notes payable to member.

The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and notes payable to member is not determinable due to the related party nature of such amounts.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2013 and 2012, as required by ASC 820, the following presents net book values and estimated fair values of notes payable:

	Liabilities at Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3	Book Value
Revolving credit facility	$8,215,720	$—	$—	$8,215,720	$8,215,720
Note payable with land seller	9,500,000	—	—	9,500,000	9,500,000
Construction loans	167,618	—	—	167,618	167,618
	$17,883,338	$—	$—	$17,883,338	$17,883,338

	Liabilities at Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3	Book Value
Note payable with land seller	$9,500,000	$—	$—	$9,500,000	$9,500,000
Acquisition and development loans	4,251,426	—	—	4,251,426	4,251,426
Construction loans	2,970,452	—	—	2,970,452	2,970,452
	$16,721,878	$—	$—	$16,721,878	$16,721,878

Estimated fair values of the outstanding revolving credit facility, note payable with land seller, construction loans and acquisitions and development loans at December 31, 2013 and 2012 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost when acquired and adjusted from impairment to fair value, if deemed necessary. During the year ended December 31, 2013, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis. During the year ended December 31, 2012, the Company recorded a fair value adjustment of $0.3 million resulting from an impairment charge on its real estate inventories, as more fully described in Note 1. The impairment charge was based on level 3 inputs.

12.    Commitments and Contingencies

Lawsuits, claims and proceedings have been or may be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies administering these laws and regulations.

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At December 31, 2013 and 2012, the Company did not have any accruals for asserted or unasserted matters.

As an owner and developer of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of real estate in the vicinity of the Company’s real estate and other environmental conditions of which the Company is unaware with respect to the real estate could result in future environmental liabilities.

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2013 and 2012, the Company had outstanding surety bonds totaling $2.7 million and $0.2

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.2 million, and $0.2 million, respectively. As of December 31, 2013, future minimum lease payments under noncancelable operating lease agreements are as follows:

2014	$575,130
2015	716,240
2016	575,315
2017	477,806
2018	439,323
$2,783,814

13.    Related Party Transactions

During the years ended December 31, 2013, 2012 and 2011, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $5.4 million, $2.2 million, and $0.4 million, respectively. As of December 31, 2013 and 2012, $0.3 million and $0.1 million are included in due from affiliates in the accompanying consolidated balance sheets, respectively.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives an overhead fee based on each project’s revenues. During the years ended December 31, 2013, 2012 and 2011, the Company earned $8.3 million, $2.9 million, and $0.8 million, respectively, in overhead fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2013 and 2012, $0.2 million and $0, respectively, related to overhead fees is included in due from affiliates in the accompanying consolidated balance sheets. During the year ended December 31, 2013, the Company deferred $0.1 million of management fee revenue from its unconsolidated joint ventures based upon its respective ownership interest and proportionate home closings from each unconsolidated joint venture. Deferred management fees from unconsolidated joint ventures are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company has entered into loan guaranties on behalf of certain of its unconsolidated joint ventures in order to secure performance under the loans and maintain certain loan-to-value ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and the partners are apportioned liability under the guaranties according to their respective capital interest. In addition, the agreements provide the Company, to the extent the partner has an unpaid liability under the guaranties, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied, which is expected to occur over a period between April 2014 and July 2016. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. With respect to guaranties regarding specific performance, the Company is not generally subject to financial liability, but is only required to complete the project that is funded by the beneficiary of the guaranty. As of December 31, 2013 and 2012, $39.1 million and $25.0 million, respectively, was outstanding under the loans, of which 11.5% and 5.0%, respectively was guaranteed by the Company. In connection with providing the loan guaranties, the Company received fees from one unconsolidated joint venture and deferred certain advanced payments received in 2012 as unearned income at the point the guaranties were executed and the cash was received. At December 31, 2013 and 2012, the deferred fees from the unconsolidated joint venture related to guaranty fee income were $0 and $28,391, respectively, which are included in accrued expenses and other liabilities (Note 8) in the accompanying consolidated balance sheets. For the years ended December 31, 2013 and 2012, the Company recognized $0.1 million and $0.1 million, respectively, as guaranty fee income in the accompanying consolidated statements of operations, of which $85,172 and $0 were included in due from affiliates in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.

IHP, one of the Company’s members, issued an unsecured promissory note to the Company on December 13, 2012. The note provided for a commitment of $5.5 million, of which $1.0 million had been funded as of December 31, 2012 and is

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

included in notes payable to member in the accompanying consolidated balance sheets. As of December 31, 2013, this note had been satisfied and the remaining commitment was closed.

Berchtold Capital Partners, an entity owned by Mr. Michael Berchtold, one of the Company's non-employee directors, served as an advisor to the Company, providing general advice and guidance in connection with becoming a public company, as well as assisting with the selection of the members of the Company's board of directors, the selection of and interacting with the Company's compensation consultant and advising the executives and board of managers regarding governance and compensation matters. The Company paid Berchtold Capital Partners $562,500 for these services, including $500,000 upon completion of our initial public offering.

14.    Stock Based Compensation

On August 18, 2010, the Company granted equity based units to certain members of management. Recipients of the equity based units have the right to receive certain distributions, if any, from the Company following return of capital to its equity members. The share based units vest if either a four-year service period or contingent performance conditions are satisfied. The four-year service period is utilized to record compensation expense, as it is the shorter of the two vesting conditions. The equity based units have a contractual term of four years.

The fair value for the equity based units was established in fiscal year 2013 based on the key assumptions as of the date of grant using an option based model. As the Company does not have a trading history to measure volatility, the volatility of the Company’s peer group, consisting of public homebuilders, was utilized to measure the fair value of the share based units. The fair value of the equity based units was determined using the following assumptions:

August 18, 2010
Dividend yield	—%
Expected volatility	65.0%
Risk-free interest rate	0.9%
Term	4 years

The Company did not grant any equity based units during the years ended December 31, 2013, 2012 and 2011. No equity based units were canceled or forfeited or expired during the years ended December 31, 2013, 2012 and 2011.

The grant-date fair value of the equity based units granted during the period ended December 31, 2010 was $1.9 million. The Company recognized $0.5 million of compensation expense during each of the three years ended December 31, 2013, and all such compensation expense was included in general and administrative expense in the accompanying consolidated statements of operations. The remaining unrecognized compensation expense related to equity based units was $0.3 million and $0.8 million at December 31, 2013 and 2012, respectively.

15.    Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and fee building. In accordance with ASC 280, "Segment Reporting", in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information relating to reportable segments was as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues
Homebuilding	$35,662,980	$27,138,056	$25,624,111
Fee Building	47,565,505	28,268,675	16,522,946
Total	$83,228,485	$55,406,731	$42,147,057
Gross profit
Homebuilding	$6,683,487	$3,096,827	$3,849,912
Fee building	5,247,768	1,763,633	(239,720)
Total	$11,931,255	$4,860,460	$3,610,192

	December, 31
	2013	2012
Assets
Homebuilding	$91,519,281	$58,265,760
Fee Building	7,430,015	6,244,956
Total	$98,949,296	$64,510,716

16.    Pro Forma Earnings (Loss) per Share

Pro forma basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011 gives effect to the conversion of the Company’s members’ equity into common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later. Pro forma earnings (loss) per share does not consider shares issued in the initial public offering. The number of shares converted is based on the initial public offering price of $11.00 per share.

The pro forma amounts reflect the income tax provision as if the Company was a taxable corporation as of the beginning of the period, filing a consolidated tax return with a consolidated net income (loss) for the periods presented. Accordingly, the historical net income from the Company's sole taxable subsidiary would have been offset by losses from other entities, resulting in the elimination of income tax expense recorded for the years ended December 31, 2012 and 2011. On a pro forma basis, the Company would have been required to set up a valuation allowance against the net tax asset associated with its losses, thereby resulting in no tax benefit for the loss periods presented. Pro forma income tax expense for the year ended December 31, 2013 is recorded at the combined federal and state statutory rate of 40%, after utilization of cumulative net operating loss carry forwards.

In addition, a net deferred income tax asset, which would be fully reserved by a valuation allowance, or a net deferred tax liability, will be recognized as a result of the conversion to a taxable entity in 2014. The pro forma results do not consider the effect, if any, of the expected conversion adjustment because of its nonrecurring nature.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2013	2012	2011
Income (loss) before taxes	$6,995,891	$(1,280,620)	$(2,318,319)
Pro forma income tax provision to reflect the conversion to a C Corporation	(1,016,219)	—	—
Pro forma net income (loss)	$5,979,672	$(1,280,620)	$(2,318,319)
Pro forma weighted-average shares to reflect the conversion of members’ equity	7,905,757	5,044,438	3,553,008
Pro forma weighted-average shares used to compute pro forma basic and diluted net earnings (loss) per share	7,905,757	5,044,438	3,553,008

17.    Subsequent Events

Upon completion of the Company’s initial public offering (discussed in Note 1) on January 30, 2014, the Company granted an aggregate of 107,318 restricted stock units and an aggregate of 872,683 options to purchase shares to officers, members of management, other employees and directors under the 2014 Long-Term Incentive Plan. The number of shares of the Company’s common stock that may be issued under the 2014 Long-Term Incentive Plan is 664,874 shares.

THE NEW HOME COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    Results of Quarterly Operations (Unaudited)

The following table presents our unaudited quarterly financial data. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Total revenues	$18,139,081	$19,114,584	$21,171,278	$24,803,542	$83,228,485
Cost of homes sales and fee building	16,668,440	16,943,129	17,438,654	20,247,007	71,297,230
Gross margin	$1,470,641	$2,171,455	$3,732,624	$4,556,535	$11,931,255
Net income	$187,682	$625,288	$2,103,161	$3,789,374	$6,705,505
Pro forma basic earnings per share (1)	$0.04	$0.09	$0.26	$0.32	$0.76
Pro forma diluted earnings per share (1)	$0.04	$0.09	$0.26	$0.32	$0.76
2012
Total revenues	$6,830,685	$6,998,851	$14,899,542	$26,677,653	$55,406,731
Cost of homes sales, fee building and land sales	6,070,329	6,901,420	13,853,629	23,720,893	50,546,271
Gross margin	$760,356	$97,431	$1,045,913	$2,956,760	$4,860,460
Net income (loss)	$(648,383)	$(1,500,583)	$(668,983)	$1,466,074	$(1,351,875)
Pro forma basic earnings (loss) per share (1)	$(0.15)	$(0.31)	$(0.11)	$0.27	$(0.25)
Pro forma diluted earnings (loss) per share (1)	$(0.15)	$(0.31)	$(0.11)	$0.27	$(0.25)

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations

REPORT OF INDEPENDENT AUDITORS

To the Members
LR8 Investors, LLC

We have audited the accompanying consolidated financial statements of LR8 Investors, LLC, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LR8 Investors, LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 27, 2014

LR8 INVESTORS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Cash	$4,342,142	$1,170,076
Restricted cash	752,032	5,249,000
Real estate inventories	6,375,364	79,190,159
Other assets	613,928	728,297
Total assets	$12,083,466	$86,337,532
Liabilities and members’ capital
Accounts payable	$1,433,663	$4,516,863
Due to affiliates	275,711	431,748
Accrued expenses and other liabilities	2,402,063	1,049,500
Notes payable	3,150,326	31,137,340
	7,261,763	37,135,451
Commitments and contingencies (Note 7)
Members’ capital	4,821,703	49,202,081
Total liabilities and members’ capital	$12,083,466	$86,337,532

See accompanying notes.

LR8 INVESTORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Revenues:
Home sales	$151,912,433	$49,821,399	$—
Design studio option sales	19,704,104	6,197,118	—
	171,616,537	56,018,517	—
Cost of sales:
Homes sales	111,015,455	37,113,105	—
Design studio option sales	13,241,592	4,435,131	—
	124,257,047	41,548,236	—
Gross profit	47,359,490	14,470,281	—
Selling and marketing expenses	2,437,766	1,361,282	10,383
Selling and marketing expenses incurred from affiliates	1,041,592	750,090	—
Guaranty fee to affiliates	113,562	85,172	—
Overhead fees to affiliates	3,791,914	2,468,337	764,936
Net income (loss)	$39,974,656	$9,805,400	$(775,319)

See accompanying notes.

LR8 INVESTORS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

	The New Home Company Southern California LLC	MFCI8 LR, LLC	Total
Balance at December 31, 2010	$1,668,500	$31,701,500	$33,370,000
Contributions	615,000	11,685,000	12,300,000
Net loss	(38,766)	(736,553)	(775,319)
Balance at December 31, 2011	2,244,734	42,649,947	44,894,681
Contributions	1,050,100	19,951,900	21,002,000
Distributions	(1,325,000)	(25,175,000)	(26,500,000)
Net income	490,270	9,315,130	9,805,400
Balance at December 31, 2012	2,460,104	46,741,977	49,202,081
Distributions	(6,930,433)	(77,424,601)	(84,355,034)
Net income	5,678,264	34,296,392	39,974,656
Balance at December 31, 2013	$1,207,935	$3,613,768	$4,821,703

See accompanying notes.

LR8 INVESTORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$39,974,656	$9,805,400	$(775,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense	—	85,172	—
Net changes in operating assets and liabilities:
Real estate inventories	72,814,795	(13,434,325)	(17,185,699)
Other assets	114,369	(677,269)	(136,200)
Accounts payable	(3,083,200)	2,459,905	1,983,935
Due to affiliates	(156,037)	397,680	23,884
Accrued expenses and other liabilities	1,352,563	(1,952,949)	3,002,449
Net cash provided by (used in) operating activities	111,017,146	(3,316,386)	(13,086,950)
Financing activities:
Proceeds from issuance of secured notes	39,702,252	72,620,866	—
Cash collateral on secured notes	4,496,968	(5,249,000)	—
Repayments of secured notes	(67,689,266)	(57,483,526)	—
Members’ capital contributions	—	21,002,000	12,300,000
Members’ capital distributions	(84,355,034)	(26,500,000)	—
Net cash (used in) provided by financing activities	(107,845,080)	4,390,340	12,300,000
Net increase (decrease) in cash	3,172,066	1,073,954	(786,950)
Cash at beginning of year	1,170,076	96,122	883,072
Cash at end of year	$4,342,142	$1,170,076	$96,122

See accompanying notes.

LR8 INVESTORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1.    Organization and Summary of Significant Accounting Policies

LR8 Investors, LLC, a Delaware limited liability company (the “Company”), was formed with an effective date of September 22, 2010. The Company was capitalized through cash contributions by its members, The New Home Company Southern California LLC (“TNHC”) and MFCI8 LR, LLC (“Westbrook”) (collectively referred to herein as the “Members”). On December 22, 2010, the Company, through a wholly owned subsidiary, acquired approximately 51 acres of land located in Irvine, California, for the development and sale of approximately 169 homes in a community known as Lambert Ranch (the “Project”).

Subject to the operating agreement, distributions of net cash flow to the Members shall be in the following order of priority:

1.
To the Members in proportion to their respective percentage interests (Westbrook 95% and TNHC 5%), until each Member has received aggregate distributions necessary to provide each Member with a 15% IRR on its capital contributions;

2.
To the Members in the following proportion: 85% to Westbrook and 15% to TNHC, until each Member has received aggregate distributions necessary to provide each Member with a 20% IRR and a 1.5x multiple on its capital contributions;

3.
 To the Members in the following proportion: 80% to Westbrook and 20% to TNHC, until each Member has received aggregate distributions necessary to provide each Member with a 25% IRR and a 1.65x multiple on its capital contributions; and

4.	To the Members, in the following proportion: 70% to Westbrook and 30% to TNHC.

Subject to the operating agreement, income and loss is allocated to the Members in the same manner as distributions of net cash flow.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Management believes the Company has sufficient cash and access to capital to fund its operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiary. The accounting policies of the subsidiary are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of commitments and contingencies. Actual results could differ materially from those estimates.

Cash

The Company considers all highly-liquid investments that are readily convertible to cash, with original maturity dates of three months or less, to be cash and cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposited with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses related to uninsured cash balances.

Restricted Cash

Restricted cash of $0.8 million and $5.2 million as of December 31, 2013 and 2012, respectively, is held in various accounts and serves as additional collateral for certain notes payable.

LR8 INVESTORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LR8 INVESTORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Real Estate Inventories and Cost of Sales

Real estate inventories are carried at cost. Development costs, including land, land development, direct costs of construction, indirect costs, interest and property taxes incurred during the development period, are capitalized. Capitalization of development costs ends when the assets are substantially complete and ready for sale.

Costs of home sales are allocated based on specific identification, relative fair value before construction or relative sales value, depending on the nature of the costs and/or project. Project specific costs are amortized to cost of sales as homes are closed based upon a method that approximates relative sales value. A provision for warranty costs is included in cost of homes sold at the time the sale of a home is recorded. Selling and marketing costs are expensed in the period incurred.

Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, "Property, Plant and Equipment" (“ASC 360”). ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Impairment of assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of the amounts and timing of revenues, costs and expenses, and other factors. If real estate assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques.

At December 31, 2013 and 2012, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon undiscounted future cash flow of the underlying Project.

Revenue Recognition

In accordance with ASC 360, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in Note 1 under the caption entitled “Real Estate Inventories and Cost of Sales.”

Income Taxes

As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income or loss reported by the Company are the obligation of the Members.

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes" (“ASC 740”). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2013, 2012 and 2011.

LR8 INVESTORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    Real Estate Inventories

Real estate inventories consist of the following:

	December 31,
	2013	2012
Land and land development	$—	$24,456,777
Construction in progress	5,347,470	43,456,152
Model homes	1,027,894	11,277,230
	$6,375,364	$79,190,159

Construction in progress consists primarily of construction costs for homes and common area facilities, which are in various stages of development.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31,
	2013	2012	2011
Interest included in beginning real estate inventories	$1,962,533	$1,340,495	$32,028
Interest incurred and capitalized	1,216,333	1,980,418	1,308,467
Interest amortized to cost of sales	(3,112,480)	(1,358,380)	—
Interest included in ending real estate inventories	$66,386	$1,962,533	$1,340,495
3.    Other Assets

Other assets consist of the following:

	December 31,
	2013	2012
Cash collateral - performance bonds	$588,928	$674,906
Refundable deposits	25,000	25,000
Unamortized loan fees (Note 5)	—	28,391
	$613,928	$728,297
4.    Accrued Expenses and Other Liabilities

Accrued Expenses and other liabilities consist of the following:

	December 31,
	2013	2012
Warranty reserve	$2,190,108	$560,206
Completion reserve	192,291	489,294
Interest payable	19,664	—
	$2,402,063	$1,049,500

We offer warranties on our homes that generally provide for one-year warranties to cover various defects in workmanship or materials or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Due to the Company’s limited history related to homebuilding sales, the Company considers the historical experience of its peers in determining the amount of its warranty reserve. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

LR8 INVESTORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the Company’s warranty liability are as follows:

	Years Ended December 31,
	2013	2012	2011
Beginning warranty liability	$560,206	$—	$—
Warranty provision	1,716,200	560,206	—
Warranty payments	(86,298)	—	—
Ending warranty liability	$2,190,108	$560,206	$—

The completion reserve includes project costs for homes that have closed but for which invoices from vendors have not been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.

5.    Related Party Transactions

During the years ended December 31, 2013, 2012 and 2011, TNHC incurred personnel-related costs on the Company’s behalf totaling $2.3 million, $1.7 million, and $0.4 million, respectively. The Company capitalized $1.2 million, $1.1 million, and $0.4 million of these amounts to real estate inventories, respectively, and charged the remaining $1.0 million, $0.8 million and $0.0 million, respectively, to selling and marketing expense incurred from affiliates in the accompanying consolidated statements of operations. As of December 31, 2013 and 2012, $0.2 million and $0.01 million, respectively, is included in due to affiliates in the accompanying consolidated balance sheets.

Pursuant to the Development Management Agreement as referenced in the Operating Agreement, TNHC shall receive an overhead fee from the Company in an amount equal to 3.0% of the Project revenues. This amount will be paid as follows:

1.	0.75% of the projected gross sales revenue of the Project, paid in equal monthly installments beginning with the commencement of grading work, based upon a 23 month period;

2.	0.75% of the projected gross sales revenue of the Project, paid in equal monthly installments beginning with the commencement of the construction of the model homes, based upon a 28 month period;

3.	0.75% of the gross sales revenue from each home sold, payable upon the close of escrow;

4.	0.75% of the gross sales revenue from each home sold, payable upon each Member having reached a 15% IRR on its capital contributions.

During the years ended December 31, 2013, 2012 and 2011, TNHC earned $3.8 million, $2.5 million, and $0.8 million, respectively, in overhead fees, which have been recorded by the Company as overhead fees to affiliates in the accompanying consolidated statements of operations. At December 31, 2013 and 2012, $0.03 million and $0.4 million, respectively, was due to TNHC for such fees and have been included in due to affiliates in the accompanying consolidated balance sheets.

The Company pays TNHC for certain loan guaranties provided on behalf of the Company. The Company recorded guaranty fee expense of $0.1 million and $0.1 million for the years ended December 31, 2013 and 2012 in the accompanying consolidated statement of operations. No guaranty fee expense was incurred prior to the year ended December 31, 2012. As of December 31, 2013 and 2012, $0 and $0.02 million was included in other assets in the accompanying consolidated balance sheets, representing prepaid guarantee fees. As of December 31, 2013 and 2012, $0.1 million and $0 was due to THNC for guarantee fees, and is included in due to affiliates in the accompanying consolidated balance sheets.

LR8 INVESTORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Notes Payable

The Company had notes payable secured by real estate outstanding as follows:

	December 31,
	2013	2012
Construction note payable; matures April 2014 and bears interest at a rate of applicable LIBOR plus 5.5% (5.69% at December 31, 2013). At December 31, 2013, $0 was available to be drawn under the note.	$3,150,326	$18,260,812
Model note payable; paid in full at December 31, 2013	—	6,773,728
Acquisition and development note payable; paid in full at December 31, 2013	—	6,102,800
	$3,150,326	$31,137,340

The Company’s construction note payable is a revolving credit agreement with an initial principal commitment of $38.0 million. Under the terms of the agreement, the commitment is reduced on specified dates over the term of the loan. As of December 31, 2013 and 2012, the total available commitment was $20.0 million and $38.0 million, respectively.
7.    Commitments and Contingencies

The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies that are probable or reasonably possible.

The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. At December 31, 2013 and 2012, the Company had $5.7 million and $7.8 million in performance bonds outstanding with various cities, governmental entities, and others.

8. Subsequent Events
The Company evaluates subsequent events up until the date the audited financial statements are available for issuance. The accompanying consolidated financial statements were available for issuance on March 27, 2014.

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation of The New Home Company Inc.

3.2*	Bylaws of The New Home Company Inc.

4.1	Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on Jan. 24, 2014))

4.2*
Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz

10.1
Revolving Credit Agreement by and among The New Home Company Northern California LLC and U.S. Bank National Association, dated as of Sept. 26, 2013 (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Amendment No. 6, filed Dec. 17, 2013))

10.2*	Registration Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, and TCN/TNHC LP

10.3†*	The New Home Company Inc. 2014 Long-Term Incentive Plan

10.4†*	The New Home Company Inc. Executive Incentive Compensation Plan

10.5†*	Employment Agreement between The New Home Company Inc. and H. Lawrence Webb

10.6†*	Employment Agreement between The New Home Company Inc. and Wayne Stelmar

10.7†*	Employment Agreement between The New Home Company Inc. and Joseph Davis

10.8†*	Employment Agreement between The New Home Company Inc. and Thomas Redwitz

10.9†*	Form of Indemnification Agreement between The New Home Company Inc. and each of its directors and officers

10.10†*	The New Home Company Inc. 2014 Long-Term Incentive Plan form of Option Award and Stock Option Agreement

10.11†*	The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement

10.12†*	The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors

21.1*	List of subsidiaries of The New Home Company Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 27, 2014

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 27, 2014

32.1*	Chief Executive Officer Section 906 Certification of Periodic Report dated March 27, 2014

32.2*	Chief Financial Officer Section 906 Certification of Periodic Report dated March 27, 2014

†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith