Form 10-Q
period 2014-03-31
New Home Co Inc.
filed 2014-05-08
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______

Commission File Number 001-36283

The New Home Company Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0560089
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
85 Enterprise, Suite 450
Aliso Viejo, California 92656
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (949) 382-7800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐	Accelerated filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of May 7, 2014: 16,448,750

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$69,236,560	$9,541,361
Restricted cash	725,341	130,215
Contracts and accounts receivable	12,677,655	7,178,241
Due from affiliates	788,219	558,421
Real estate inventories	75,496,842	45,350,479
Investment in unconsolidated joint ventures	34,121,749	32,269,546
Property and equipment, net of accumulated depreciation	635,538	481,506
Other assets	2,814,363	3,439,527
Total assets	$196,496,267	$98,949,296

Liabilities and equity
Accounts payable	$15,952,831	$8,687,702
Accrued expenses and other liabilities	2,654,397	6,851,162
Notes payable	34,301,117	17,883,338
Total liabilities	52,908,345	33,422,202
Commitments and contingencies (Note 10)	—	—
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 16,448,750 shares issued and outstanding as of March 31, 2014	164,488	—
Additional paid-in capital	141,023,338	—
Retained earnings	1,229,221	—
Total The New Home Company Inc. stockholders' equity	142,417,047	—
Members’ equity	—	64,355,719
Noncontrolling interest in subsidiary	1,170,875	1,171,375
Total equity	143,587,922	65,527,094
Total liabilities and equity	$196,496,267	$98,949,296
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2014	2013
Revenues:
Home sales	$5,051,320	$4,666,531
Fee building, including management fees from unconsolidated joint ventures of $1,684,574 and $965,462, respectively	20,512,086	13,472,550
	25,563,406	18,139,081
Expenses:
Cost of homes sales	3,982,138	3,729,627
Cost of fee building	19,451,467	12,938,813
Abandoned project costs	86,104	159,587
Selling and marketing	398,188	277,020
General and administrative	2,278,309	1,081,854
	26,196,206	18,186,901
Equity in net income of unconsolidated joint ventures	773,220	271,856
Guaranty fee income	18,927	28,391
Other expense, net	(656)	—
Income before taxes	158,691	252,427
Benefit of (provision for) taxes	1,412,020	(64,745)
Net income	1,570,711	187,682
Net loss attributable to noncontrolling interests	500	—
Net income attributable to The New Home Company Inc.	$1,571,211	$187,682
Earnings per share attributable to The New Home Company Inc. (Note 2):
Basic	$0.11	$0.03
Diluted	$0.11	$0.03
Weighted average number of shares (Note 2):
Basic	13,931,389	5,913,592
Diluted	13,944,323	5,913,592

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Members’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	$—	$—	$—	$64,355,719	$1,171,375	$65,527,094
Net income (loss)	—	—	—	1,229,221	1,229,221	341,990	(500)	1,570,711
Equity-based compensation expense	—	—	361,709	—	361,709	316,667	—	678,376
Conversion of members’ equity into common stock	8,636,250	86,363	64,928,013	—	65,014,376	(65,014,376)	—	—
Issuance of common stock, net of issuance costs	8,984,375	89,844	87,710,178	—	87,800,022	—	—	87,800,022
Repurchase of common stock	(1,171,875)	(11,719)	(11,976,562)	—	(11,988,281)	—	—	(11,988,281)
Balance at March 31, 2014	16,448,750	$164,488	$141,023,338	$1,229,221	$142,417,047	$—	$1,170,875	$143,587,922

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013
Operating activities:
Net income	$1,570,711	$187,682
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(1,442,533)	—
Amortization of equity based compensation	678,376	118,750
Distributions of earnings from unconsolidated joint ventures	1,074,526	333,406
Equity in net income of unconsolidated joint ventures	(773,220)	(271,856)
Depreciation	62,068	40,985
Abandoned project costs	86,104	159,587
Net changes in operating assets and liabilities:
Restricted cash	(595,126)	26,058
Contracts and accounts receivable	(5,499,414)	1,252,024
Due from affiliates	(229,798)	51,160
Real estate inventories	(13,232,467)	(634,559)
Other assets	2,067,697	(750,648)
Accounts payable	7,265,130	(1,725,027)
Accrued expenses and other liabilities	(4,196,765)	(416,786)
Net cash used in operating activities	(13,164,711)	(1,629,224)
Investing activities:
Purchases of property and equipment	(216,100)	(146,798)
Contributions to unconsolidated joint ventures	(2,756,173)	(15,958,558)
Distributions of equity from unconsolidated joint ventures	602,664	4,722,902
Net cash used in investing activities	(2,369,609)	(11,382,454)
Financing activities:
Net proceeds from issuance of common stock	87,800,022	—
Repurchase of common stock	(11,988,281)	—
Cash contributions from members	—	11,600,000
Borrowings from notes payable	2,750,692	3,567,626
Repayments of notes payable	(3,332,914)	(3,050,231)
Net cash provided by financing activities	75,229,519	12,117,395
Net increase (decrease) in cash and cash equivalents	59,695,199	(894,283)
Cash and cash equivalents – beginning of period	9,541,361	6,007,928
Cash and cash equivalents – end of period	$69,236,560	$5,113,645
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Taxes paid	$250,000	$100,000
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$17,000,000	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

The New Home Company Inc. (the “Company”), a Delaware Corporation, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling homes located in California.

Initial Public Offering

The Company completed its initial public offering ("IPO") on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company ("LLC") into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO and as of March 31, 2014, the Company had 16,448,750 common shares outstanding.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying unaudited condensed financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim period are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to the Company.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company reclassified abandoned project costs of $0.2 million from net change in real estate inventories to abandoned project costs on the condensed consolidated statements of cash flows for the three months ended March 31, 2013.
Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Accordingly, actual results could differ materially from these estimates.

Segment Reporting

Accounting Standards Codification ("ASC") 280, "Segment Reporting" (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments. Corporate is a non-operating segment.

Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with an initial maturity date of less than three months. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

conditions in the financial markets. To date, the Company has not experienced a loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash of $0.7 million and $0.1 million as of March 31, 2014 and December 31, 2013, respectively, is held in accounts as collateral for a letter of credit and payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the three months ended March 31, 2014 and 2013, the Company reduced its real estate inventory balance by $0.1 million and $0.2 million respectively, for projects no longer being pursued. The associated expense is reflected as abandoned project costs in the accompanying consolidated statements of income.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three months ended March 31, 2014 and 2013, no impairment adjustments relating to homebuilding real estate inventories were recorded.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated joint ventures in accordance with ASC 835, "Interest" (“ASC 835”). Homebuilding interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. Interest capitalized to investment in unconsolidated joint ventures is included as a reduction of income from or increase in loss from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

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

Fee Building

The Company enters into fee building agreements to provide services whereby it will build homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, "Revenue Recognition" ("ASC 605"), revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

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

As of and for the three months ended March 31, 2014, two customers comprised 92% of our fee building revenue and 97% of the related receivables. For the three months ended March 31, 2013, one customer comprised 89% of our fee building revenue.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC 810, a non-refundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created.

As of March 31, 2014 and December 31, 2013, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of March 31, 2014 and December 31, 2013, the third-party investor had made contributions of $1.2 million.

Investments in Unconsolidated Joint Ventures

We first analyze our homebuilding and land development joint ventures to determine if they are variable interest entities under the provisions of ASC 810 (as discussed above) when determining whether the entity should be consolidated. If we conclude that our homebuilding and land development joint ventures are not variable interest entities, then, in accordance with the provisions of ASC 810, limited partnerships or similar entities must be further evaluated under the presumption that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Under the provisions of ASC 810, we may be required to consolidate certain investments in which we hold a general partner or managing member interest.

As of March 31, 2014 and December 31, 2013, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

Our current equity investment balance and future capital contributions required represent the maximum exposure for our unconsolidated joint ventures. Under the joint venture operating agreements, future capital contributions are determined based on the operating budgets and needs of the joint venture, which will likely vary throughout the life of each joint venture based on the circumstances unique to the project. In addition to required contributions, the Company selectively provides guaranties for debt held by certain of its unconsolidated joint ventures. Such guarantees facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. As of March 31, 2014 and December 31, 2013, our unconsolidated joint ventures had outstanding debt secured by financial guaranties of $57.9 million and $39.1 million, respectively, of which 12.0% and 11.5%, respectively, was guaranteed by the Company. The guarantees will remain in place through the repayment of the notes, which mature at various dates through 2017. Payments under the guarantees are triggered by events of default, as defined in the various credit facilities. As of March 31, 2014, there were no events of default that would

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

require payments under the guarantees.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three months ended March 31, 2014 and 2013, no impairments related to investment in unconsolidated joint ventures were recorded.

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. All other selling and marketing costs are expensed in the period incurred.

Warranty Reserves

We offer warranties on our homes that generally cover various defects in workmanship or materials, or to cover structural construction defects for one-year periods. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. Due to the Company’s limited history related to homebuilding sales, the Company also considers the historical experience of its peers in determining the amount of its warranty reserve. In addition, the Company receives warranty payments from its clients for certain of its fee building projects where it has the contractual risk of construction. These payments are recorded as warranty reserve accruals. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned but not collected and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. Factors considered in evaluations include, but are not limited to:

•	client type;

•	historical contract performance;

•	historical collection and delinquency trends;

•	client credit worthiness; and

•	general economic conditions.

As of March 31, 2014 and December 31, 2013, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the probable term of the lease.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, "Income Taxes" (“ASC 740”). As a result of the

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

conversion from an LLC to a taxable entity in connection with the Company's IPO, the Company recognized a cumulative net deferred tax asset of $1.4 million during the three months ended March 31, 2014 related to the difference between the financial statement basis and tax basis of the assets and liabilities as of January 30, 2014. Subsequent to the conversion, the consolidated provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.
ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances.  Actual results could differ from estimates.

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

Recently Issued Accounting Standards

The Company qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As previously disclosed, the Company has chosen, irrevocably, to “opt out” of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). ASU 2013-02 was effective for the Company beginning January 1, 2014. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial statements or disclosures.

In April 2013, the FASB issued ASU 2013-04, "Liabilities" ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 was effective for the Company beginning January 1, 2014. The adoption of ASU 2013-04 did not have a material effect on the Company's consolidated financial statements or disclosures.

2.    Earnings Per Share
Basic and diluted earnings per share for the quarter ended March 31, 2014 and 2013 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2014	2013
Numerator:
Net income attributable to The New Home Company Inc.	$1,571,211	$187,682

Denominator:
Basic weighted-average shares outstanding	13,931,389	5,913,592
Effect of dilutive shares:
Unvested restricted stock units	12,934	—
Diluted weighted-average shares outstanding	13,944,323	5,913,592

Basic earnings per share attributable to The New Home Company Inc.	$0.11	$0.03
Diluted earnings per share attributable to The New Home Company Inc.	$0.11	$0.03
Antidilutive stock options not included in diluted earnings per share	872,683	—

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2014	2013
Contracts receivable:
Costs incurred on fee building projects	$19,451,467	$42,317,737
Estimated earnings	1,060,619	5,247,768
	20,512,086	47,565,505
Less: amounts collected during the period	(8,130,947)	(40,945,938)
	$12,381,139	$6,619,567

Contracts receivable:
Billed	642,891	230,642
Unbilled	11,738,248	6,388,925
	12,381,139	6,619,567
Other receivables:
Escrow receivables	256,356	436,862
Other receivables	40,160	121,812
	$12,677,655	$7,178,241

Billed contracts receivable represent amounts billed to clients that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of March 31, 2014 and December 31, 2013 are expected to be billed and collected within twelve months. Accounts payable at March 31, 2014 and December 31, 2013 includes $11.5 million and $6.1 million, respectively, related to costs incurred under the Company’s fee building contracts.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	March 31,	December 31,
	2014	2013
Deposits and pre-acquisition costs	$8,993,042	$4,912,563
Land held and land under development	51,562,019	29,063,591
Homes completed or under construction	13,601,179	10,221,069
Model homes	1,340,602	1,153,256
	$75,496,842	$45,350,479

All of our deposits and pre-acquisition costs are non-refundable, except for $150,000 and $50,000 as of March 31, 2014 and December 31, 2013 respectively.
Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirects, permits, materials and labor. Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits.
Interest is capitalized on inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related homes are closed. For the three months ended March 31, 2014 and 2013 interest incurred, capitalized and expensed was as follows:

	Three months ended March 31,
	2014	2013
Interest incurred	$240,517	$273,999
Interest capitalized	(240,517)	(273,999)
Interest expense	$—	$—

Capitalized interest in beginning inventory	$1,003,390	$493,486
Interest capitalized as a cost of inventory	240,517	273,999
Inventory previously capitalized as cost of inventory, included in cost of sales	(5,100)	(73,427)
Capitalized interest in ending inventory	$1,238,807	$694,058

5.    Unconsolidated Joint Ventures

As of March 31, 2014 and December 31, 2013, the Company had ownership interests in eleven unconsolidated joint ventures with ownership percentages ranging from 5% to 35%. The combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$12,760,142	$15,292,035
Restricted cash	11,513,673	4,357,945
Real estate inventories	288,533,399	266,316,859
Other assets	1,556,782	1,723,429
Total assets	$314,363,996	$287,690,268

Accounts payable and accrued liabilities	$15,680,611	$15,064,068
Notes payable	83,914,870	68,594,343
Total liabilities	99,595,481	83,658,411
The Company's equity	34,121,749	32,269,546
Other partners' equity	180,646,766	171,762,311
Total equity	214,768,515	204,031,857
Total liabilities and equity	$314,363,996	$287,690,268

The condensed combined statements of income for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three months ended March 31,
	2014	2013
Revenues	$21,499,838	$30,764,001
Cost of sales	15,819,153	22,537,742
Gross profit	5,680,685	8,226,259
Operating expenses	3,492,768	2,065,265
Net income of unconsolidated joint ventures	$2,187,917	$6,160,994
Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of income	$773,220	$271,856

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues from its unconsolidated joint ventures. For the three months ended March 31, 2014 and 2013, the Company earned $1.7 million and $1.0 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of income.

6.    Other Assets
Other assets consist of the following:

	March 31,	December 31,
	2014	2013
Deferred tax asset	$1,442,533	$—
Prepaid insurance	584,748	2,012
Prepaid director fees	300,000	—
Prepaid income taxes	129,685	—
Prepaid rent	93,112	101,809
Other	264,285	85,706
Prepaid offering costs	—	3,250,000
	$2,814,363	$3,439,527

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the conversion from an LLC to a taxable entity in connection with the Company's IPO, the Company recognized a cumulative net deferred tax asset of $1.4 million during the three months ended March 31, 2014 related to the difference between the financial statement basis and tax basis of the assets and liabilities as of January 30, 2014 (See Note 13).

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Warranty reserve	$1,100,465	$1,074,298
Employee benefits	674,439	659,978
Accrued payroll	494,824	1,007,591
Accrued interest	79,594	86,496
Completion reserve	36,172	471,870
Incentive compensation	—	1,770,230
Accrued professional fees	120,000	1,403,183
Income taxes payable	—	120,315
Deferred fees from unconsolidated joint ventures	—	111,583
Other accrued expenses	148,903	145,618
	$2,654,397	$6,851,162

During 2013, the Company elected to institute a fully discretionary employee incentive compensation plan to various non-executive employees. The accrual at December 31, 2013 was $1.8 million. As of March 31, 2014, there is no accrual for incentive compensation.
Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.
Changes in our warranty accrual are detailed in the table set forth below:

	Three months ended March 31,
	2014	2013
Beginning warranty liability for homebuilding projects	$810,088	$464,449
Warranty provision for homebuilding projects	50,807	47,109
Warranty payments for homebuilding projects	(22,684)	(4,297)
Ending warranty liability for homebuilding projects	838,211	507,261

Beginning warranty liability for fee building projects	264,210	295,391
Warranty efforts for fee building projects	(1,956)	(8,970)
Ending warranty liability for fee building projects	262,254	286,421
Total ending warranty liability	$1,100,465	$793,682

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Notes Payable
Notes payable consisted of the following:

	March 31,	December 31,
	2014	2013
Revolving credit facility	$7,801,117	$8,215,720
Notes payable with land sellers	26,500,000	9,500,000
Construction loans	—	167,618
	$34,301,117	$17,883,338

On September 26, 2013, the Company entered into a revolving credit facility with a bank to borrow up to $30.0 million on Eligible Properties, as defined within the agreement. Interest is payable monthly and any outstanding principal is due upon maturity, which is September 26, 2015. The Company may repay advances at any time without premium or penalty. Interest is charged at a rate of 1-month LIBOR plus a margin ranging from 3.25% to 4.25% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2014, the interest rate was 3.4% and availability under the facility was $22.2 million. In connection with the agreement, the Company is required to maintain certain financial covenants, including (i) a minimum unencumbered liquid assets covenant; (ii) a minimum EBITDA to interest ratio (determined as of the end of each fiscal quarter on a rolling four-quarter basis); (iii) a minimum tangible net worth covenant; (iv) a maximum liabilities to tangible net worth ratio; and (v) a maximum land assets to tangible net worth ratio. As of March 31, 2014, the Company was in compliance with all financial covenants.
In March 2014, the Company acquired real estate with a purchase price of $21.5 million. Concurrent with this transaction it entered into a $17.0 million note with the land seller, secured by real estate, which bears interest at 1.0% per annum. The note matures on June 30, 2014. Interest and principal are payable at maturity. In 2012, the Company entered into a $9.5 million note with a land seller, secured by real estate, which bears interest at 7.0% per annum. The note matures on February 15, 2015 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
As of December 31, 2013, the Company had one secured construction loan related to model homes. This loan was repaid and the remaining commitment was closed during the three months ended March 31, 2014.

9.    Fair Value Disclosures
ASC 820, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, contracts and accounts receivable, due from affiliates, accounts payable, accrued expenses and other liabilities, and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates is not determinable due to the related party nature of such amounts.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents book values and estimated fair values of financial instruments:

	Hierarchy	March 31, 2014		December 31, 2013
		Cost	Fair Value	Cost	Fair Value
Revolving credit facility	Level 3	$7,801,117	$7,801,117	$8,215,720	$8,215,720
Notes payable with land sellers	Level 3	26,500,000	26,500,000	9,500,000	9,500,000
Construction loans	Level 3	—	—	167,618	167,618
		$34,301,117	$34,301,117	$17,883,338	$17,883,338
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three months ended March 31, 2014 and 2013, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

10.    Commitments and Contingencies
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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At March 31, 2014 and December 31, 2013, the Company did not have any accruals for asserted or unasserted matters.
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
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. At March 31, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $4.1 million and $2.7 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

11.    Related Party Transactions
During the three months ended March 31, 2014 and 2013, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.0 million and $0.9 million, respectively. As of March 31, 2014 and December 31, 2013, $0.7 million and $0.3 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2014 and 2013, the Company earned $1.7 million and $1.0 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of income. As of March 31, 2014 and December 31, 2013, $0.1 million and $0.2 million, respectively, related to management fees are included in due from affiliates in the accompanying consolidated balance sheets.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into loan guaranties on behalf of certain of its unconsolidated joint ventures in order to secure performance under the loans and maintain certain loan-to-value ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and the partners are apportioned liability under the guaranties according to their respective capital interest. In addition, the agreements provide the Company, to the extent the partner has an unpaid liability under the guaranties, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied, which is expected to occur over a period between March 2015 and March 2017. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. With respect to guaranties regarding specific performance, the Company is not generally subject to financial liability, but is only required to complete the project with funds provided by the beneficiary of the guaranty. As of March 31, 2014 and December 31, 2013, $57.9 million and $39.1 million, respectively, was outstanding under the loans, of which 12% and 11.5%, respectively was guaranteed by the Company. In connection with providing the loan guaranties, the Company recognized $18,927 and $28,391 during the three months ended March 31, 2014 and 2013, respectively, as guaranty fee income in the accompanying consolidated statements of income. As of March 31, 2014 and December 31, 2013, $0 and $85,172, respectively, were included in due from affiliates related to guaranty fee income.
Berchtold Capital Partners, an entity owned by Mr. Michael Berchtold, one of the Company's non-employee directors, served as an advisor to the Company, providing general advice and guidance in connection with the Company's IPO, as well as assisting with the selection of the members of the Company's board of directors, the selection of and interacting with the Company's compensation consultant and advising the executives and board of managers regarding governance and compensation matters. The Company paid Berchtold Capital Partners $562,500 for these services, including $500,000 upon completion of our IPO. Amounts paid to Berchtold are included included in offering expenses, offset against the proceeds of our IPO.
As of March 31, 2014, the Company had investments in certain unconsolidated joint ventures totaling $15.2 million. Certain members of the Company's board of directors are affiliated with entities that had an investment in these joint ventures. The unconsolidated joint ventures are discussed below under Off-Balance Sheet Arrangements.

12.    Stock-Based Compensation
On August 18, 2010, the Company granted equity based units to certain members of management valued on the date of grant at $1.9 million with a four year vesting period. Recipients of the equity based units have the right to receive certain distributions, if any, from the Company following return of capital to its equity members. The share based units vested upon completion of the IPO, and the remaining unrecognized compensation expense of $316,667 was recognized during the three months ended March 31, 2014, and is included in general and administrative expense in the accompanying consolidated income statement.
The 2014 Long-Term Incentive Plan (“2014 Incentive Plan”), was adopted by our board of directors in January 2014. The 2014 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units and performance awards. The 2014 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2014 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation and provided that the rights of a holder of an outstanding award may not be impaired without the consent of the holder.
The number of shares of our common stock that may be issued under the 2014 Incentive Plan is 1,644,875 shares. To the extent that shares of the Company's common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2014 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of common stock generally shall again be available under the 2014 Incentive Plan.
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time based vesting awards. The Company's stock option and restricted stock awards typically vest over a one to three year period and expire ten years from the date of grant.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s common stock option activity for the three months ended March 31, 2014 is presented below:

	Options Outstanding
		Weighted-Average
	Number of Shares	Exercise Price per share
Options outstanding at December 31, 2013	—	$—
Options granted	872,683	11.00
Options outstanding at March 31, 2014	872,683	$11.00
Options exercisable at March 31, 2014	—	$—
A summary of the Company’s restricted stock units as of and for the three months ended March 31, 2014 is presented below:

	Restricted Stock Units Outstanding
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value per Share
Balance outstanding at December 31, 2013	—	$—
Restricted stock units granted	118,937	11.34
Restricted stock units forfeited	(28)	11.00
Balance outstanding at March 31, 2014	118,909	$11.34
The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of income, was as follows:

	Three months ended March 31,
	2014	2013
Expense related to:
Equity based incentive units	$316,667	$118,750
Stock options	215,047	—
Restricted stock units	146,662	—
	$678,376	$118,750
The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Three months ended
March 31, 2014
Expected term (in years)	4.3
Expected volatility	49.0%
Risk-free interest rate	1.2%
Expected dividends	—
Weighted-average grant date fair value per share	$4.43
Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At March 31, 2014, the amount of unearned stock-based compensation currently estimated to be expensed through 2017 related to unvested common stock options and restricted stock units is $4.9 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.     Income Taxes
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
As discussed in Note 1, during 2013 and for the first 30 calendar days of 2014, the Company was a Delaware LLC which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members.
On January 30, 2014, the Company completed its IPO and reorganized from a Delaware LLC into a Delaware corporation. For the three months ended March 31, 2014, the Company recorded a tax benefit of $1.4 million. The effective tax rate for the three months ended March 31, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit of $1.4 million for cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. The net deferred tax asset primarily relates to differences between the financial statement basis and tax basis for investments in unconsolidated joint ventures, accrued warranties and accrued benefits. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
14.    Segment Information
The Company’s operations are organized into two reportable segments: homebuilding and fee building. In accordance with ASC 280, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.
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

	Three months ended March 31,
	2014	2013
Revenues
Homebuilding	$5,051,320	$4,666,531
Fee building	20,512,086	13,472,550
Total	$25,563,406	$18,139,081

Gross profit
Homebuilding	$1,069,182	$936,904
Fee building	1,060,619	533,737
Total	$2,129,801	$1,470,641

	March 31,	December 31,
	2014	2013
Assets
Homebuilding	$182,561,408	$91,519,281
Fee building	13,934,859	7,430,015
Total	$196,496,267	$98,949,296

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.    Pro Forma Net Income and Earnings per Share
The pro forma amounts reflect the income tax provision as if the Company was a taxable corporation as of the beginning of the period, and assume the Company filed a consolidated tax return with a consolidated net income for the periods presented. Accordingly, the historical net income from the Company's sole taxable subsidiary would have been offset by losses from other entities, resulting in the elimination of income tax expense recorded for the three months ended March 31, 2013.
For the three months ended March 31, 2014, the pro forma tax provision assumes the Company's taxable income would have included pre-tax income earned between January 1, 2014 and January 30, 2014, prior to the conversion to a taxable corporation. In addition, a net deferred income tax asset of $1.4 million was recognized as a result of the conversion to a taxable entity during the three months ended March 31, 2014. However, the pro forma results exclude the effect of the conversion adjustment because of its nonrecurring nature.
Basic and diluted earnings per share and pro forma basic and diluted earnings per share give effect to the conversion of the Company's members' equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. See Note 2.

	Three Months Ended March 31,
	2014	2013
Income before taxes	$158,691	$252,427
Pro forma income tax provision to reflect the conversion to a C Corporation	(56,970)	(1,000)
Pro forma net income	101,721	251,427
Net loss attributable to noncontrolling interests	500	—
Pro forma net income attributable to The New Home Company Inc.	$102,221	$251,427
Pro forma basic earnings per share attributable to The New Home Company Inc.	$0.01	$0.04
Pro forma diluted earnings per share attributable to The New Home Company Inc.	$0.01	$0.04

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this report speak only as of the date of this report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations; and

•	availability of qualified personnel and our ability to retain our key personnel.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to The New Home Company Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

Consolidated Financial Data

	Three months ended March 31,
	2014	2013
Revenues:
Home sales	$5,051,320	$4,666,531
Fee building, including management fees from unconsolidated joint ventures of $1,684,574 and $965,462, respectively	20,512,086	13,472,550
	25,563,406	18,139,081
Expenses:
Cost of homes sales	3,982,138	3,729,627
Cost of fee building	19,451,467	12,938,813
Abandoned project costs	86,104	159,587
Selling and marketing	398,188	277,020
General and administrative	2,278,309	1,081,854
	26,196,206	18,186,901
Equity in net income of unconsolidated joint ventures	773,220	271,856
Guaranty fee income	18,927	28,391
Other expense, net	(656)	—
Income before taxes	158,691	252,427
Benefit of (provision for) taxes	1,412,020	(64,745)
Net income	1,570,711	187,682
Net loss attributable to noncontrolling interests	500	—
Net income attributable to The New Home Company Inc.	$1,571,211	$187,682

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net New Home Orders and Backlog

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Net new home orders	10	17	(7)	(41)%
Cancellation rate	9%	11%	(2)%	(18)%
Average selling communities	3.0	4.0	(1.0)	(25)%
Selling communities at end of period	3	3	—	—%
Backlog (dollar value)	$12,741,000	$13,724,000	$(983,000)	(7)%
Backlog (homes)	15	31	(16)	(52)%
Average sales price of backlog	$849,000	$443,000	$406,000	92%

Net new home orders for the three months ended March 31, 2014 decreased 41% to 10, compared to 17 during the same period in 2013. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended March 31, 2014 was 3.3 per average selling community (1.1 monthly), compared to 4.3 per average selling community (1.4 monthly) during the same period in 2013.

Our cancellation rate of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 9% for the three months ended March 31, 2014 as compared to 11% for the same period in 2013. Our average number of selling communities decreased by 1.0 for the three months ended March 31, 2014 compared to the same period in 2013.

Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to six months, although we may experience cancellations of sales contracts prior to closing. The number of homes in backlog as of March 31, 2014 compared to March 31, 2013 decreased 52% as a result of the higher volume of new home deliveries in 2013 compared to the current year, and a decrease in net new home orders in the three months ended March 31, 2014 compared with the same period in 2013. The dollar value of backlog decreased $983,000, or 7%, as of March 31, 2014 compared to March 31, 2013 primarily due to a decrease in the number of homes in backlog. This decrease was offset by an increase in the average sales price of homes in backlog of $406,000, or 92%, during the three months ended March 31, 2014. The increase was primarily due to a change in product mix, driven by sales in a higher priced community during the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	10	12	(2)	(17)%
Home sales revenue	$5,051,320	$4,666,531	$384,789	8%
Average sales price of homes delivered	$505,000	$389,000	$116,000	30%
New home deliveries decreased by two, or 17%, during the three months ended March 31, 2014 compared to the same period in 2013. The decrease in new home deliveries was primarily attributable to the decrease in net new home orders and the number of homes in backlog during the three months ended March 31, 2014 compared to the same period in 2013.
During the three months ended March 31, 2014, the average sales price of homes delivered increased $116,000, or 30%, from the same period in 2013. This increase is primarily due to an increase in new home deliveries from communities with a higher average sales price.

Homebuilding

	Three Months Ended March 31,
	2014	%	2013	%
Home sales revenue	$5,051,320	100.0%	$4,666,531	100.0%
Cost of home sales	3,982,138	78.8%	3,729,627	79.9%
Homebuilding gross margin	1,069,182	21.2%	936,904	20.1%
Add: interest in cost of home sales	5,100	0.1%	73,427	1.6%
Adjusted homebuilding gross margin(1)	$1,074,282	21.3%	$1,010,331	21.7%
Homebuilding gross margin percentage	21.2%		20.1%
Adjusted homebuilding gross margin percentage(1)	21.3%		21.7%

(1)	Non-GAAP financial measure (as discussed below).
Cost of home sales includes the cost of land, land development, home construction, capitalized interest, indirect costs of construction, estimated warranty costs, real estate taxes and direct costs incurred during development and home construction that benefit the project and is dependent upon the number of new home deliveries and the price at which we can acquire land and raw materials. Cost of home sales increased to $4.0 million from $3.7 million during the three months ended March 31, 2014 when compared to the same period in 2013. The increase in cost of home sales primarily relates to the change in product mix which included larger homes.
Cost of home sales as a percentage of home sales revenue decreased to 78.8% from 79.9% for the three months ended March 31, 2014 when compared to the same period in 2013, respectively, due to a reduction in interest included in cost of home sales, primarily related to a community nearing close-out.

Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin increased to 21.2% for the three months ended March 31, 2014 as compared to 20.1% for the same period in 2013 primarily due to a reduction in interest included in cost of home sales, primarily related to a community nearing close-out.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 21.3% for the three months ended March 31, 2014, compared to 21.7% for the same period in 2013. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Three Months Ended March 31,
	2014	%	2013	%
Fee building revenues	$20,512,086	100.0%	$13,472,550	100.0%
Cost of fee building	19,451,467	94.8%	12,938,813	96.0%
Fee building gross margin	$1,060,619	5.2%	$533,737	4.0%
As of March 31, 2014 and 2013, we had ten and five, respectively, fee building agreements with independent third-party land owners and eleven and six, respectively, construction management agreements with our unconsolidated joint ventures to provide construction management services. Fee building revenue increased to $20.5 million for the three months ended March 31, 2014 compared to $13.5 million for the same period during 2013. The increase in fee building revenue and cost is due to the six new fee building agreements with increased construction activity during the three months ended March 31, 2014 and the increase in management fees from unconsolidated joint ventures.
We collect management fees from our unconsolidated joint ventures over the life of the project, and these fees increase as homes are delivered. Management fees were $1.7 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively, and are included in fee building revenues. The 74% increase in management fees from unconsolidated joint ventures was the primary reason fee building gross margin percentage increased to 5.2% from 4.0% for the three months ended March 31, 2014 and 2013, respectively.
Cost of fee building increased to $19.5 million for the three months ended March 31, 2014 compared to $12.9 million for the same period during 2013. Cost of fee building includes overhead expenses that are attributable to the fee building projects and direct labor, subcontractor costs and other indirect project costs that are reimbursed by the independent third-party land owner. The amount of reimbursable labor, subcontractor and indirect project costs are primarily driven by the pace at which the land owner has us execute its development plan. The amount of overhead expenses included in cost of fee building were $1.8 million and $1.1 million for the three months ending March 31, 2014 and 2013, respectively.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs for specific projects, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the three months ended March 31, 2014, abandoned project costs decreased to $86,104 from $159,587 for the three months ended March 31, 2013, primarily due to the success of our project investigation activity.
Equity in Net Income of Unconsolidated Joint Ventures
As of March 31, 2014 and 2013, we had ownership interests in eleven and six, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $2.2 million and $6.2 million in net income during the three months ended March 31, 2014 and 2013, respectively. Our equity in net income from unconsolidated joint ventures was $0.8 million for the three months ended March 31, 2014, compared to equity in net income of $0.3 million for the same period in 2013. The increase was primarily due to the closing of the final homes in one unconsolidated joint venture and the related allocation of income during the three months ended March 31, 2014.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures—Net New Home Orders, Backlog, Revenues and Deliveries
Net new home orders	68	28	40	143%
Cancellation rate	8%	13%	(5)%	(38)%
Average selling communities	6.8	3.0	3.8	127%
Selling communities at end of period	8	3	5	167%
Backlog (dollar value)	$96,952,000	$82,500,000	$14,452,000	18%
Backlog (homes)	100	59	41	69%
Average sales price of backlog	$970,000	$1,398,000	$(428,000)	(31)%
New homes delivered	30	23	7	30%
Home sales revenue	$21,499,838	$30,764,001	$(9,264,163)	(30)%
Average sales price of homes delivered	$717,000	$1,338,000	$(621,000)	(46)%

Net new home orders from unconsolidated joint ventures increased to 68 from 28, or 143%, for the three months ended and 2013, respectively, primarily due to an increase in the number of average selling communities. The absorption rate for unconsolidated joint ventures for the three months ended March 31, 2014 was 10.0 per average selling community (3.2 monthly), compared to 9.3 per average selling community (3.1 monthly) during the same period in 2013.
The cancellation rate of unconsolidated joint venture projects was approximately 8% for the three months ended March 31, 2014 as compared to 13% for the same period in 2013. The number of homes in backlog from unconsolidated joint ventures as of March 31, 2014 increased by 41 from March 31, 2013 primarily due to the 143% increase in net new home orders, offset partially by an increase in new home deliveries. The dollar value of backlog as of March 31, 2014 compared to March 31, 2013 increased primarily due to the increase in the number of homes in backlog. The average sales price of backlog decreased by $428,000 primarily due to a change in product mix.

New homes delivered from unconsolidated joint ventures increased to 30 from 23, or 30%, for the periods ended March 31, 2014 and 2013, respectively, primarily due to an increase in community count. Home sales revenue from unconsolidated joint ventures decreased to $21.5 million from $30.8 million, or 30%, during the three months ended March 31, 2014 and 2013, respectively, primarily due to the decrease in average sales price of homes delivered. The average sales price of homes delivered decreased during the three months ended March 31, 2014 compared to the same period in 2013 due to the introduction of deliveries in a lower priced community in Santa Clarita, CA.

	Three Months Ended March 31,
	2014	%	2013	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales revenue	$21,499,838	100.0%	$30,764,001	100.0%
Cost of unconsolidated joint ventures home sales	15,819,153	73.6%	22,537,742	73.3%
Unconsolidated joint ventures gross margin	5,680,685	26.4%	8,226,259	26.7%
Add: interest in cost of unconsolidated joint venture home sales	144,875	0.7%	744,580	2.4%
Adjusted unconsolidated joint ventures home sales gross margin (1)	$5,825,560	27.1%	$8,970,839	29.1%
Unconsolidated joint ventures home sales gross margin percentage	26.4%		26.7%
Adjusted unconsolidated joint ventures home sales gross margin percentage (1)	27.1%		29.1%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures home sales gross margin percentage was 27.1% for the three months ended March 31, 2014, compared to 29.1% for the same period in 2013. Adjusted unconsolidated joint ventures home sales gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.
The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures—Lots Owned and Controlled
Lots owned	1,664	743	921	124%
Lots controlled (1)(2)	2,479	2,348	131	6%
Total	4,143	3,091	1,052	34%

(1)	Consists of 2,479 lots and 2,316 lots that are under purchase and sale agreements, as of March 31, 2014 and 2013, respectively.

(2)	547 of the lots controlled as of March 31, 2014 were acquired by our Cannery (Davis) unconsolidated joint venture during April 2014.

Selling, General and Administrative Expense

	Three Months Ended		As a Percentage of
	March 31,		Home Sales Revenue
	2014	2013	2014	2013
Selling and marketing expenses	$398,188	$277,020	7.9%	5.9%
General and administrative expenses (“G&A”)	2,278,309	1,081,854	45.1%	23.2%
Total selling, marketing and G&A	$2,676,497	$1,358,874	53.0%	29.1%
Selling and marketing expense incurred during the three months ended March 31, 2014 increased to 7.9% of home sales revenue compared to 5.9% for the same period in 2013. The increase in selling and marketing expense during the three months ended March 31, 2014 as compared to the same period in 2013 is primarily due to an increase in the number of sales personnel and marketing costs related to three new communities that are scheduled to open in the second quarter of 2014.
During the three months ended March 31, 2014, G&A expenses increased to $2.3 million from $1.1 million for the same period in 2013. The increase was primarily attributable to (i) an increase of $0.4 million in stock-based compensation due to new option and restricted share unit awards granted during the quarter, (ii) an increase of $0.3 million in stock-based compensation related to the remaining share based compensation from equity based units granted to certain members of management in August 2010, (iii) an increase in personnel as a result of the increase in, and level of activity of our projects, and (iv) an increase in outside services, professional fees related to public company requirements, and other costs incurred to support our growth. G&A expenses as a percentage of home sales revenue increased to 45.1% for the three months ended March 31, 2014 from 23.2% for the three months ended March 31, 2013.
Guaranty Fee Income
During the three months ended March 31, 2014 and 2013, we recognized $18,927 and $28,391 respectively in guaranty fee income from one of our unconsolidated joint ventures for certain loan guaranties provided over a 12-month period by us on behalf of the unconsolidated joint venture.
Other Expense, Net
Other expense, net was negligible during both the three months ended March 31, 2014 and 2013.

Benefit of (Provision for) Taxes

During 2013 and for the first 30 calendar days of 2014, we were a Delaware LLC which was treated as a partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by us were the obligation of the members. Federal and state taxes provided during 2013 and the first 30 calendar days of 2014 relate to a subsidiary that is treated as a C Corporation.

On January 30, 2014, the Company completed its IPO and reorganized from a Delaware LLC into a Delaware corporation. For the three months ended March 31, 2014, the Company recorded a tax benefit of $1.4 million. The effective tax rate for the three months ended March 31, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit of $1.4 million for cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. The net deferred tax asset primarily relates to differences between the financial statement basis and tax basis for investments in unconsolidated joint ventures, accrued warranties and accrued benefits. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
Net Income
As a result of the foregoing factors, net income during the three months ended March 31, 2014 was $1,570,711 compared to $187,682 during the same period in 2013.
Interest Incurred
Interest, which was incurred principally to finance land acquisition, land development and home construction, totaled $240,517 and $273,999 for the three months ended March 31, 2014 and 2013, respectively, all of which was capitalized to real estate inventory. The decrease in interest incurred during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a slight decrease in the weighted average interest rate of the outstanding notes payable.
Lots Owned and Controlled

	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	169	170	(1)	(1)%
Northern California	263	207	56	27%
Total	432	377	55	15%
Lots Controlled (1)
Southern California	254	156	98	63%
Northern California	97	106	(9)	(8)%
Fee Building Projects (2)	1,278	189	1,089	576%
Total	1,629	451	1,178	261%
Total Lots Owned and Controlled	2,061	828	1,233	149%

(1)
Includes 312 and 262 lots as of March 31, 2014 and 2013, respectively, that are under purchase contracts and 39 and 0 lots that are under non-binding letters of intent as of March 31, 2014 and 2013, respectively.

(2)	Subject to agreements with property owners.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2014 were land purchases, land development, home construction, investments in unconsolidated joint ventures, operating expenses and the payment of routine liabilities. Our principal source of capital for the three months ended March 31, 2014 was the sale of shares in our IPO.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of income until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to increase our lot supply and community count. We focus on strategically located sites, which are located along key transportation corridors in major job centers in our submarkets. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development will exceed our cash generated by operations. During the three months ended March 31, 2014, we delivered 10 homes and purchased 56 lots. During the three months ended March 31, 2013, we delivered 12 homes and purchased 20 lots.
We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the first quarter of 2014 with $69.2 million of cash and cash equivalents, a $59.7 million increase from December 31, 2013, primarily as a result of $75.8 million in net proceeds from our IPO, partially offset by net real estate inventory expenditures of $13.2 million. We intend to generate cash from the sale of our inventory, net of loan release payments on our notes payable when applicable, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate future income.
At March 31, 2014 and December 31, 2013, we had $11.5 million and $6.1 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is funded on a monthly basis. Similarly, contracts and account receivable as of the same dates included $12.4 million and $6.6 million, respectively, related to the payment of the above payables. The increase in construction activity during the three months ended March 31, 2014 caused the increase in accounts payable and contracts and accounts receivable. As of March 31, 2014, we have not experienced any losses from uncollectable contracts and accounts receivable related to our fee building projects.
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on favorable terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of March 31, 2014, we had $56.5 million of aggregate loan commitments, of which $34.3 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.
The U.S. housing market continues to improve from the cyclical low points reached during the 2008-2009 national recession. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. Many of the markets in which we operate are exhibiting most of these positive characteristics.
Land Acquisition Notes
During 2012, we entered into a note with a land seller, secured by real estate, which bears interest at 7.0% per annum. The note provides for a commitment of $9.5 million all of which had been funded as of March 31, 2014. The note matures on February 15, 2015 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
During the three months ended March 31, 2014, the Company entered into a note with a land seller, secured by real estate, which bears interest at 1.0% per annum. The note provides for a commitment of $17.0 million, all of which had been funded as of March 31, 2014. The note matures on June 30, 2014. Interest and principal are payable at maturity.

Secured Revolving Credit Facility
As of March 31, 2014, we were party to a secured revolving credit facility which has a maximum loan commitment of $30.0 million. Our secured revolving credit facility has a maturity date of September 26, 2015. We may borrow under our secured revolving credit facility in the ordinary course of business to fund our land development and homebuilding activities. Interest on our secured revolving credit facility is paid monthly at a rate of the one-month LIBOR plus a margin ranging from 3.25% to 4.25% depending on our leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2014, the outstanding principal balance was $7.8 million, the interest rate was 3.4% per annum, and we had $22.2 million of availability under this facility.
Covenant Compliance
Under our revolving credit facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenant	Actual at March 31, 2014	Covenant Requirement at March 31, 2014
Unencumbered Liquid Assets	$69,236,560	$3,000,000
Tangible Net Worth	$141,603,972	$91,694,391
Total Liabilities to Tangible Net Worth	0.4 : 1.0	< 1.5 : 1.0
Land Assets to Tangible Net Worth	0.4 : 1.0	< 1.5 : 1.0
EBITDA to Interest Paid	7.9 : 1.0	> 2.0 : 1.0
As of March 31, 2014 and December 31, 2013, we were in compliance with all financial covenants.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	March 31,	December 31,
	2014	2013
Notes payable	$34,301,117	$17,883,338
Equity, exclusive of non-controlling interest	142,417,047	64,355,719
Total capital	$176,718,164	$82,239,057
Ratio of debt-to-capital (1)	19.4%	21.7%

Notes payable	$34,301,117	$17,883,338
Less: cash, cash equivalents and restricted cash	69,961,901	9,671,576
Net debt	—	8,211,762
Equity, exclusive of non-controlling interest	142,417,047	64,355,719
Total capital	$142,417,047	$72,567,481
Ratio of net debt-to-capital (2)	—%	11.3%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of non-controlling interest.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is notes payable less cash to the extent necessary to reduce the debt balance to zero) by total capital, exclusive of non-controlling interest. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our notes payable, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $13.2 million in the 2014 period versus net cash used of $1.6 million in the 2013 period. The change was primarily a result of an increase in cash outflows for real estate inventories of $13.2 million in the 2014 period compared to cash outflows of $0.6 million in the 2013 period. The increase in real estate inventories resulted from the acquisition of 56 lots and increased development activity at the Company’s existing projects.

•
Net cash used in investing activities was $2.4 million in the 2014 period compared to $11.4 million in the 2013 period. During the three months ended March 31, 2013, we formed a joint venture to acquire and develop 79 homes in Newport Beach, CA. This was the primary reason net cash used in investing activities was significantly higher in the 2013 period.

•
Net cash provided by financing activities was $75.2 million in the 2014 period versus $12.1 million in the 2013 period. The change was primarily a result of the receipt of proceeds of our IPO of $75.8 million, net of the underwriting discount and offering expenses, compared to contributions from members of $11.6 million in the 2013 period. In addition, net repayments of notes payable were $0.6 million during the 2014 period versus net borrowings of notes payable of $0.5 million during the 2013 period.

As of March 31, 2014, our unrestricted cash balance was $69.2 million. In January 2014, we completed an IPO of our common stock and received proceeds of $75.8 million, net of the underwriting discount and offering expenses. We intend to use the proceeds for the acquisition of land, including the land described under "Off-Balance Sheet Arrangements and Contractual Obligations" and for development, home construction, investment in joint ventures and other related purposes.
Based on the foregoing, we believe we have sufficient cash and sources of financing for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of March 31, 2014, we had $2.6 million of non-refundable cash deposits and $0.2 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of $211.2 million (net of deposits).

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

As of March 31, 2014, the outstanding principal balance of our secured revolving credit facility was $7.8 million, the interest rate was 3.4% per annum and we had approximately $22.2 million of availability under our secured revolving credit facility. We expect that the obligations secured by our secured revolving credit facility and the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Off-Balance Sheet Arrangements

As of March 31, 2014, we held membership interests in eleven unconsolidated joint ventures. We were a party to four loan-to-value maintenance agreements related to unconsolidated joint ventures as of March 31, 2014. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of March 31, 2014 (in thousands):

			March 31, 2014
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment (2)
Joint Venture Name			Assets	Debt (1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC	2010	Irvine, Orange County	$6,501	$—	$2,018	—%	N/A	$—
Larkspur Land 8 Investors, LLC	2011	Larkspur, Marin County	63,985	26,910	34,548	44%	Yes	—
TNHC-HW San Jose LLC	2012	San Jose, Santa Clara County	56,829	16,474	39,213	30%	Yes	—
TNHC-TCN Santa Clarita LP (3)	2012	Valencia, Los Angeles County	38,533	8,431	28,508	23%	Yes	—
TNHC Newport LLC(3)	2013	Newport Beach, Orange County	62,053	12,099	46,306	21%	Yes	215
Encore McKinley Village LLC	2013	Sacramento, Sacramento County	6,992	—	6,475	—%	N/A	3,967
TNHC San Juan LLC	2013	San Juan Capistrano, Orange County	15,004	—	14,358	—%	N/A	336
TNHC Russell Ranch LLC (3) (4)	2013	Folsom, Sacramento County	33,570	20,000	13,203	60%	No	13,758
TNHC-HW Foster City LLC	2013	Foster City, San Mateo County	4,441	—	4,301	—%	N/A	8,379
Calabasas Village LP(3)	2013	Calabasas, Los Angeles County	19,500	—	19,238	—%	N/A	1,276
TNHC-HW Cannery LLC	2013	Davis, Yolo County	6,956	—	6,601	—%	N/A	7,148

Total Unconsolidated Joint Ventures			$314,364	$83,914	$214,769	28%		$35,079

(1)
Scheduled maturities of the unconsolidated joint venture debt as of March 31, 2014 are as follows: $6.1 million matures in 2014, $20.8 million matures in 2015, $27.5 million matures in 2016 and $29.5 million matures in 2017.

(2)
Future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of March 31, 2014. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.
As of March 31, 2014, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we did not make any loan-to-value maintenance related payments during the quarter ended March 31, 2014.

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

Description of Completed Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 36 months to complete from the initiation of homebuilding activity. The following table presents project information relating to each of our markets as of March 31, 2014 and includes information for all completed projects from our inception and current projects under development where we are building and selling homes for our own account or for our unconsolidated joint ventures, all completed projects from our inception and current projects under development where we are acting as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of March 31, 2014	Lots as of March 31, 2014 (3)	Backlog at March 31, 2014 (4)	Homes delivered for the three months ended March 31, 2014	Sales Range (in 000's)(5)
Company Projects
Southern California
Los Angeles County:
Canyon Oaks, Calabasas	2016	149	—	149	—	—	$665 - $945
Orange County:
Four Quartets, Irvine	2011	13	13	—	—	—	$372 - $554
Stonetree Manor, Irvine	2011	15	15	—	—	—	$635 - $732
Ventura County:
Twenty Oaks, Thousand Oaks	2015	20	—	20	—	—	$1,020 - $1,190
Southern California Total		197	28	169	—	—

Northern California
Contra Costa County:
Woodbury, Lafayette	2015	56	—	56	—	—	$850 - $1,400
El Dorado County:
Blackstone, El Dorado Hills	2015	71	—	71	—	—	$450 - $470
Placer County:
Lincoln Crossing, Lincoln	2011	27	27	—	—	—	$324 - $415
Strada, Roseville	2011	5	5	—	—	—	$180 - $197
Granite Bay, Granite Bay	2012	17	17	—	—	—	$680 - $1,150
Olive Ranch, Granite Bay	2013	12	3	9	8	1	$950 - $1,450
The Grove, Granite Bay	2014	32	—	5	—	—	$960 - $1,050
Sacramento County:
Madeira, Elk Grove	2010	34	34	—	—	—	$273 - $369
Marbella, Folsom	2012	5	5	—	—	—	$340 - $410
The Trails, Folsom	2012	79	78	1	—	7	$340 - $510
The Meadows, Folsom	2013	40	5	35	7	2	$430 - $510

County, Project, City	Year of First Delivery(1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of March 31, 2014	Lots as of March 31, 2014 (3)	Backlog at March 31, 2014 (4)	Homes delivered for the three months ended March 31, 2014	Sales Range (in 000's)(5)
Candela, Sacramento	2015	10	—	10	—	—	$315 - $350
San Mateo County:
Mariner's Island, San Mateo	2015	76	—	76	—	—	$750 - $800
Northern California Total		464	174	263	15	10
Company Projects Total		661	202	432	15	10

Unconsolidated Joint Venture Projects(6)
Southern California
Los Angeles County:
Aqua, Villa Metro, Valencia	2013	95	18	77	28	7	$310 - $360
Terra, Villa Metro, Valencia	2013	99	15	84	16	6	$350 - $410
Sol, Villa Metro, Valencia	2013	99	18	81	17	7	$380 - $430
Cielo, Villa Metro, Valencia	2014	22	—	22	1	—	$440 - $495
Village at Calabasas, Calabasas	2015	87	—	87	—	—	$1.100 - $1,400
Orange County:
The Field, Lambert Ranch, Irvine	2012	66	66	—	—	8	$930 - $1,490
The Hill, Lambert Ranch, Irvine	2012	45	45	—	—	—	$1,240 - $2,220
The Grove, Lambert Ranch, Irvine	2012	58	58	—	—	2	$1,400 - $2,140
Meridian, Newport Beach	2014	79	—	79	18	—	$1,600 - $3,700
Oliva, San Juan Capistrano	2015	40	—	40	—	—	$1,600 - $2,300
Southern California Total		690	220	470	80	30

Northern California
Marin County:
Garden House, Rose Lane, Larkspur	2014	29	—	29	5	—	$1,650 - $2,800
Cottages, Rose Lane, Larkspur(7)	2014	14	—	14	6	—	$850 - $1,000
Terraces, Rose Lane, Larkspur(7)	2014	42	—	42	9	—	$640 - $950
Santa Clara County:
Row Towns, Orchard Park, San Jose	2014	107	—	107	—	—	$690 - $815
Court Towns, Orchard Park, San Jose	2014	60	—	60	—	—	$680 - $770
Condo Flats, Orchard Park, San Jose	2014	72	—	72	—	—	$690 - $775
Sacramento County
Russell Ranch, Folsom (8)	2015	870	—	870	—	—	—
Northern California Total		1,194	—	1,194	20	—
Unconsolidated Joint Venture Projects Total		1,884	220	1,664	100	30

County, Project, City	Year of First Delivery(1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of March 31, 2014	Lots as of March 31, 2014 (3)	Backlog at March 31, 2014 (4)	Homes delivered for the three months ended March 31, 2014	Sales Range (in 000's)(5)

Fee Building Projects
Southern California
Orange County:
Carmel, Irvine	2011	96	96	—	n/a	—	$899 - $1,206
San Marino, Irvine	2012	47	47	—	n/a	—	n/a
Toscana, Irvine	2011	86	86	—	n/a	—	n/a
Mendocino, Irvine	2013	133	126	7	n/a	31	n/a
The Strand, Dana Point	2014	2	2	—	n/a	2	n/a
Mendocino Ext., Irvine	2014	114	—	114	n/a	—	n/a
Strada, Irvine	2014	224	—	224	n/a	—	n/a
Laurel, Irvine	2014	120	—	120	n/a	—	n/a
Jasmine, Irvine	2014	102	—	102	n/a	—	n/a
Jasmine Ext., Irvine	2014	126	—	126	n/a	—	n/a
Corte Bella, Irvine	2014	118	—	118	n/a	—	n/a
Entrata, Irvine	2014	123	—	123	n/a	—	n/a
Terrazza, Irvine	2014	149	—	149	n/a	—	n/a
Vista Scena, Irvine	2014	195	—	195	n/a	—	n/a
San Diego County:
Carlsbad 16, Carlsbad (9)	2013	16	16	—	n/a	—	n/a
Southern California Total		1,651	373	1,278		33

Fee Building Projects Total		1,651	373	1,278		33

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of March 31, 2014, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of March 31, 2014. Of the foregoing lots, there were two completed and unsold homes other than those being used as model homes.

(4)
Backlog consists of homes under sales contracts that had not yet closed as of March 31, 2014, and there can be no assurance that closing of sold homes will occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities related to those projects.

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

Critical Accounting Policies
See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards
See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.	Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that our disclosure controls and procedures were effective as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
For more information regarding how we account for legal proceedings, see Note 10, "Commitments and Contingencies," to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The Company completed its IPO on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company (“LLC”) into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO and as of March 31, 2014, the Company had 16,448,750 common shares outstanding.

There has been no material change in the planned use of such proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and dated February 3, 2014.

Purchases of Equity Securities by the Issuer

Other than as set forth above, the Company did not make any purchases of its common stock during the three months ended March 31, 2014.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of The New Home Company Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 27, 2014))

3.2		Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (filed March 27, 2014))

4.1		Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on Jan. 24, 2014))

4.2
Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K (filed March 27, 2014))

31.1	*	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	**	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	**	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act, as amended

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The New Home Company Inc.

By:	/s/ H. Lawrence Webb
H. Lawrence Webb
Chief Executive Officer and Chairman of
the Board

By:	/s/ Wayne Stelmar
Wayne Stelmar
Chief Financial Officer, Secretary and Director
Date: May 7, 2014