Form 10-Q/A
period 2014-03-31
New Home Co Inc.
filed 2014-06-05
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐	Accelerated filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of May 7, 2014: 16,448,750

EXPLANATORY NOTE

The purpose of this Amendment No. 1 ("Amendment") to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 8, 2014, is to furnish Exhibit 101 to the Form 10-Q, which contains the Company's initial submission of interactive data files. As permitted by Rule 405 of Regulation S-T, Exhibit 101 was required to be furnished by amendment to the Form 10-Q within 30 days after the initial filing thereof.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

31.1	*	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	*	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	*	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	**
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Previously filed or furnished with the Form 10-Q.
** Exhibit furnished with this Amendment. As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

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
Date: June 5, 2014