Form 10-Q
period 2014-09-30
New Home Co Inc.
filed 2014-11-07
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of November 7, 2014: 16,448,750

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$59,944,071	$9,541,361
Restricted cash	1,042,280	130,215
Contracts and accounts receivable	9,626,408	7,178,241
Due from affiliates	507,350	558,421
Real estate inventories	126,174,097	45,350,479
Investment in unconsolidated joint ventures	55,942,515	32,269,546
Property and equipment, net of accumulated depreciation	1,082,552	481,506
Other assets	5,685,999	3,439,527
Total assets	$260,005,272	$98,949,296

Liabilities and equity
Accounts payable	$18,684,739	$8,687,702
Accrued expenses and other liabilities	3,244,665	6,851,162
Notes payable	94,297,509	17,883,338
Total liabilities	116,226,913	33,422,202
Commitments and contingencies (Note 10)	—	—
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 16,448,750 shares issued and outstanding as of September 30, 2014	164,488	—
Additional paid-in capital	142,858,709	—
Retained deficit	(875,089)	—
Total The New Home Company Inc. stockholders' equity	142,148,108	—
Members’ equity	—	64,355,719
Noncontrolling interest in subsidiary	1,630,251	1,171,375
Total equity	143,778,359	65,527,094
Total liabilities and equity	$260,005,272	$98,949,296
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Home sales	$8,196,683	$11,515,947	$22,854,625	$24,735,081
Fee building, including management fees from unconsolidated joint ventures of $2,199,198, $1,902,346 $5,523,998 and $4,373,734, respectively	20,408,030	9,655,331	53,817,385	33,689,862
	28,604,713	21,171,278	76,672,010	58,424,943
Expenses:
Cost of homes sales	6,922,087	9,561,856	18,821,857	20,386,325
Cost of fee building	19,389,081	7,876,798	51,863,827	30,663,898
Abandoned project costs	62,099	166,132	161,887	489,395
Selling and marketing	971,214	528,920	2,187,767	1,272,575
General and administrative	3,148,326	1,858,908	8,028,183	4,122,348
	30,492,807	19,992,614	81,063,521	56,934,541
Equity in net income of unconsolidated joint ventures	50,098	1,037,579	994,826	1,689,659
Guaranty fee income	—	28,391	18,927	85,173
Other income (expense), net	16,835	(7,997)	28,819	(33,790)
(Loss) income before taxes	(1,821,161)	2,236,637	(3,348,939)	3,231,444
Benefit of (provision for) taxes	556,305	(133,476)	2,575,454	(315,313)
Net (loss) income	(1,264,856)	2,103,161	(773,485)	2,916,131
Net loss attributable to noncontrolling interests	205,901	—	240,386	—
Net (loss) income attributable to The New Home Company Inc.	$(1,058,955)	$2,103,161	$(533,099)	$2,916,131

(Loss) earnings per share attributable to The New Home Company Inc.
Basic	$(0.06)	$0.24	$(0.03)	$0.38
Diluted	$(0.06)	$0.24	$(0.03)	$0.38
Weighted average shares outstanding:
Basic	16,448,750	8,636,250	15,696,435	7,667,424
Diluted	16,448,750	8,636,250	15,696,435	7,667,424
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Members’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	$—	$—	$—	$64,355,719	$1,171,375	$65,527,094
Net (loss) income	—	—	—	(875,089)	(875,089)	341,990	(240,386)	(773,485)
Noncontrolling interest contribution	—	—	—	—	—	—	751,262	751,262
Noncontrolling interest distribution	—	—	—	—	—	—	(52,000)	(52,000)
Equity-based compensation expense	—	—	1,490,380	—	1,490,380	316,667	—	1,807,047
Conversion of members’ equity into common stock	8,636,250	86,363	64,928,013	—	65,014,376	(65,014,376)	—	—
Issuance of common stock, net of issuance costs	8,984,375	89,844	87,710,178	—	87,800,022	—	—	87,800,022
Repurchase of common stock	(1,171,875)	(11,719)	(11,976,562)	—	(11,988,281)	—	—	(11,988,281)
Deductible transaction costs from IPO	—	—	694,000	—	694,000	—	—	694,000
Additional contribution of deferred tax assets	—	—	12,700	—	12,700	—	—	12,700
Balance at September 30, 2014	16,448,750	$164,488	$142,858,709	$(875,089)	$142,148,108	$—	$1,630,251	$143,778,359

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013
Operating activities:
Net (loss) income	$(773,485)	$2,916,131
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred taxes	(1,387,098)	—
Amortization of equity based compensation	1,807,047	356,250
Distributions of earnings from unconsolidated joint ventures	784,176	2,370,392
Equity in net income of unconsolidated joint ventures	(994,826)	(1,689,659)
Depreciation	244,616	144,006
Abandoned project costs	161,887	489,395
Net changes in operating assets and liabilities:
Restricted cash	(912,065)	9,600
Contracts and accounts receivable	(2,448,167)	1,574,010
Due from affiliates	51,071	(566,029)
Real estate inventories	(65,124,535)	(17,533,987)
Other assets	(152,674)	(2,614,537)
Accounts payable	9,997,037	(936,240)
Accrued expenses and other liabilities	(3,606,497)	1,588,741
Net cash used in operating activities	(62,353,513)	(13,891,927)
Investing activities:
Purchases of property and equipment	(845,662)	(296,724)
Contributions to unconsolidated joint ventures	(24,645,041)	(17,184,352)
Distributions of equity from unconsolidated joint ventures	3,073,014	8,979,636
Net cash used in investing activities	(22,417,689)	(8,501,440)
Financing activities:
Net proceeds from issuance of common stock	87,800,022	—
Repurchase of common stock	(11,988,281)	—
Cash contributions from members	—	21,600,000
Cash distribution to noncontrolling interest in subsidiary	(52,000)	—
Proceeds from issuance of unsecured notes to members	—	1,055,000
Repayments of unsecured notes to members	—	(2,055,000)
Borrowings from notes payable	90,949,122	13,883,569
Repayments of notes payable	(31,534,951)	(13,630,294)
Net cash provided by financing activities	135,173,912	20,853,275
Net increase (decrease) in cash and cash equivalents	50,402,710	(1,540,092)
Cash and cash equivalents – beginning of period	9,541,361	6,007,928
Cash and cash equivalents – end of period	$59,944,071	$4,467,836
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Taxes paid	$1,470,000	$216,522
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$17,000,000	$—
Contribution of real estate to unconsolidated joint ventures	$1,890,292	$8,290,002
Contribution of real estate from noncontrolling interest in subsidiary	$751,262	$—
Deductible transaction costs from IPO	$694,000	$—
Additional contribution of deferred tax assets	$12,700	$—
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

Initial Public Offering

The Company completed its initial public offering ("IPO") on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company ("LLC") into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO and as of September 30, 2014, the Company had 16,448,750 common shares outstanding.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $1.0 million and $0.1 million as of September 30, 2014 and December 31, 2013, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the three months ended September 30, 2014 and 2013, the Company reduced its real estate inventory balance by $62,099 and $166,132 respectively, for projects no longer being pursued. During the nine months ended September 30, 2014 and 2013, the Company reduced its real estate inventory balance by $161,887 and $489,395 respectively, for projects no longer being pursued. The associated expense is reflected as abandoned project costs in the accompanying consolidated statements of operations.

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

If there are indicators of impairment, we perform a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three and nine months ended September 30, 2014 and 2013, no impairment adjustments relating to homebuilding real estate inventories were recorded.

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

The Company’s fee building revenues have historically been concentrated in a small number of customers. For the three and nine months ended September 30, 2014, one customer comprised 89% and 85% of fee building revenue, respectively. For the three and nine months ended September 30, 2013, one customer comprised 71%, and 81% of fee building revenue, respectively. At September 30, 2014 two customers comprised 95% of contracts and accounts receivables. At December 31, 2013 one customer comprised 82% of contracts and accounts receivables.

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

As of September 30, 2014 and December 31, 2013, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of September 30, 2014 and December 31, 2013, the third-party investor had made contributions of $1.6 million and $1.2 million, net of losses and distributions.

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

As of September 30, 2014 and December 31, 2013, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

As of September 30, 2014, our estimated future capital contributions to unconsolidated joint ventures was $27.3 million. Under the joint venture operating agreements, future capital contributions are determined based on the operating budgets and needs of the joint venture, which will likely vary throughout the life of each joint venture based on the circumstances unique to the project. In addition to required contributions, the Company selectively provides guaranties for debt held by certain of its unconsolidated joint ventures. Such guarantees facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. As of September 30, 2014 and December 31, 2013, our unconsolidated joint ventures had outstanding debt secured by financial guaranties of $104.8 million and $39.1 million, respectively, of which 12.1% and 11.5% respectively, was guaranteed by the Company. The guarantees will remain in place through the repayment of the notes, which mature at various dates through 2017. Payments under the guarantees are triggered by events of default, as defined in the

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

various credit facilities. As of September 30, 2014, there were no events of default that would require payments under the guarantees.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and nine months ended September 30, 2014 and 2013, no impairments related to investment in unconsolidated joint ventures were recorded.

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

As of September 30, 2014 and December 31, 2013, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the probable term of the lease.

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

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company is in the process of evaluating the effects of ASU 2014-09 on its revenue recognition.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which requires

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

2.    Computation of (Loss) Earnings Per Share
Basic and diluted (loss) earnings per share for the nine months ended September 30, 2014 and 2013 and the three months ended September 30, 2013 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.
For the three and nine months ended September 30, 2014, there were no differences between the number of common shares used for the basic and diluted earnings per share computations as the Company incurred a net loss. For the three and nine months ended September 30, 2014, the Company excluded 50,603 and 31,933 shares of restricted stock, respectively, and 872,279 and 779,844 stock options, respectively, from diluted loss per share that would have been included if the Company had been in a net income position because the inclusion of such restricted shares and options would be anti-dilutive.
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to The New Home Company Inc.	$(1,058,955)	$2,103,161	$(533,099)	$2,916,131

Denominator:
Basic weighted-average shares outstanding	16,448,750	8,636,250	15,696,435	7,667,424
Effect of dilutive shares:
Unvested restricted stock units	—	—	—	—
Diluted weighted-average shares outstanding	16,448,750	8,636,250	15,696,435	7,667,424

Basic (loss) earnings per share attributable to The New Home Company Inc.	$(0.06)	$0.24	$(0.03)	$0.38
Diluted (loss) earnings per share attributable to The New Home Company Inc.	$(0.06)	$0.24	$(0.03)	$0.38

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	September 30,	December 31,
	2014	2013
Contracts receivable:
Costs incurred on fee building projects	$51,863,827	$42,317,737
Estimated earnings	1,953,558	5,247,768
	53,817,385	47,565,505
Less: amounts collected during the period	(44,715,471)	(40,945,938)
	$9,101,914	$6,619,567

Contracts receivable:
Billed	$106,576	$230,642
Unbilled	8,995,338	6,388,925
	9,101,914	6,619,567
Other receivables:
Escrow receivables	451,336	436,862
Other receivables	73,158	121,812
	$9,626,408	$7,178,241

Billed contracts receivable represent amounts billed to clients that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of September 30, 2014 and December 31, 2013 are expected to be billed and collected within twelve months. Accounts payable at September 30, 2014 and December 31, 2013 includes $8.6 million and $6.1 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	September 30,	December 31,
	2014	2013
Deposits and pre-acquisition costs	$4,778,223	$4,912,563
Land held and land under development	56,317,048	29,063,591
Homes completed or under construction	47,297,498	10,221,069
Model homes	17,781,328	1,153,256
	$126,174,097	$45,350,479

All of our deposits and pre-acquisition costs are non-refundable, except for $800,000 and $50,000 as of September 30, 2014 and December 31, 2013 respectively.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related homes are closed. For the three and nine months ended September 30, 2014 and 2013 interest incurred, capitalized and expensed was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest incurred	$533,799	$281,048	$1,079,144	$813,694
Interest capitalized	(533,799)	(281,048)	(1,079,144)	(813,694)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$1,494,546	$836,509	$1,003,390	$493,486
Interest capitalized as a cost of inventory	533,799	281,048	1,079,144	813,694
Interest previously capitalized as cost of inventory, included in cost of sales	(64,080)	(157,949)	(118,269)	(347,572)
Capitalized interest in ending inventory	$1,964,265	$959,608	$1,964,265	$959,608

5.    Unconsolidated Joint Ventures

As of September 30, 2014 and December 31, 2013, the Company had ownership interests in twelve and eleven, respectively, unconsolidated joint ventures with ownership percentages ranging from 5% to 35%. The combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$25,333,641	$15,292,035
Restricted cash	10,810,074	4,357,945
Real estate inventories	409,960,041	266,316,859
Other assets	4,487,162	1,723,429
Total assets	$450,590,918	$287,690,268

Accounts payable and accrued liabilities	$34,437,494	$15,064,068
Notes payable	134,180,072	68,594,343
Total liabilities	168,617,566	83,658,411
The Company's equity	55,942,515	32,269,546
Other partners' equity	226,030,837	171,762,311
Total equity	281,973,352	204,031,857
Total liabilities and equity	$450,590,918	$287,690,268

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$35,719,714	$39,382,319	$88,166,393	$105,001,748
Cost of sales	29,326,370	28,482,738	69,489,511	76,741,526
Gross profit	6,393,344	10,899,581	18,676,882	28,260,222
Operating expenses	3,969,653	3,488,563	11,114,149	8,491,620
Net income of unconsolidated joint ventures	$2,423,691	$7,411,018	$7,562,733	$19,768,602
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$50,098	$1,037,579	$994,826	$1,689,659

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues from its unconsolidated joint ventures. For the three and nine months ended September 30, 2014 and 2013, the Company earned $2.2 million, $1.9 million, $5.5 million, and $4.4 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of operations.

6.    Other Assets
Other assets consist of the following:

	September 30,	December 31,
	2014	2013
Deferred tax asset	$1,399,798	$—
Income tax receivable	1,882,356	—
Prepaid income taxes	1,349,685	—
Prepaid loan fees	307,197	—
Prepaid expenses	711,712	101,809
Other assets	35,251	87,718
Offering costs	—	3,250,000
	$5,685,999	$3,439,527

As a result of the conversion from an LLC to a taxable entity in connection with the Company's IPO, the Company recognized a cumulative net deferred tax asset of $1.4 million during the first quarter of 2014 related to the difference between the financial statement basis and tax basis of the assets and liabilities as of January 30, 2014 (See Note 13).

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Warranty reserve	$1,215,815	$1,074,298
Employee benefits	706,550	659,978
Accrued payroll	673,453	1,007,591
Accrued interest	193,333	86,496
Completion reserve	294,828	471,870
Incentive compensation	—	1,770,230
Accrued professional fees	25,000	1,403,183
Income taxes payable	—	120,315
Deferred fees from unconsolidated joint ventures	—	111,583
Other accrued expenses	135,686	145,618
	$3,244,665	$6,851,162

During 2013, the Company elected to institute a fully discretionary employee incentive compensation plan to various non-executive employees. The accrual at December 31, 2013 was $1.8 million. As of September 30, 2014, there is no accrual for incentive compensation.
Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.
Changes in our warranty accrual are detailed in the table set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning warranty liability for homebuilding projects	$916,259	$592,026	$810,088	$464,449
Warranty provision for homebuilding projects	82,218	115,982	229,387	249,226
Warranty payments for homebuilding projects	(31,853)	(3,876)	(72,851)	(9,543)
Ending warranty liability for homebuilding projects	966,624	704,132	966,624	704,132

Beginning warranty liability for fee building projects	257,492	277,372	264,210	295,391
Warranty efforts for fee building projects	(8,301)	(9,371)	(15,019)	(27,390)
Ending warranty liability for fee building projects	249,191	268,001	249,191	268,001
Total ending warranty liability	$1,215,815	$972,133	$1,215,815	$972,133

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Notes Payable
Notes payable consisted of the following:

	September 30,	December 31,
	2014	2013
Senior unsecured revolving credit facility	$81,418,407	$—
Secured revolving credit facility	—	8,215,720
Note payable with land seller	9,500,000	9,500,000
Construction loans	3,379,102	167,618
	$94,297,509	$17,883,338

On June 26, 2014, the Company entered into a senior unsecured revolving credit facility (the "Unsecured Facility") with a bank to borrow up to $125.0 million, limited by borrowing base provisions and financial covenants. Any outstanding principal is due upon maturity, which is June 26, 2017, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee. The Company may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2014, the availability under the facility was $43.6 million and the interest rate was 2.40%. In connection with the agreement, the Company is required to maintain certain financial covenants, including (i) a minimum tangible net worth, as defined; (ii) leverage ratios, as defined; (iii) a minimum liquidity covenant; (iv) a minimum fixed charge coverage ratio based on EBITDA to interest incurred; and (v) from and after January 1, 2015, a speculative unit limitation. As of September 30, 2014, the Company was in compliance with all financial covenants.
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
In May 2014, the Company entered into two construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at September 30, 2014. The total commitment under the construction loans is $9.5 million. As of September 30, 2014, the Company had $6.1 million available to borrow under the construction loans. The loans mature on November 27, 2016. Interest is payable monthly with all unpaid principal and interest due at maturity. As of December 31, 2013, the Company had one construction loan related to model homes, which was repaid during the first quarter of 2014 and the remaining commitment was closed.

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates is not determinable due to the related party nature of such amounts. As of September 30, 2014 and December 31, 2013, the fair value of the Company's notes payable was $94.3 million and $17.9 million, respectively, compared to the carrying value of $94.3 million and $17.9 million, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three and nine months ended September 30, 2014 and 2013, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

10.    Commitments and Contingencies
The Company is a defendant in various lawsuits related to its normal course of business. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies administering these laws and regulations.
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At September 30, 2014 and December 31, 2013, the Company did not have any accruals for asserted or unasserted matters.
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
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. At September 30, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $19.2 million and $2.7 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

11.    Related Party Transactions
During the three and nine months ended September 30, 2014 and the three and nine months ended 2013, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.9 million, $5.6 million, $1.3 million, and $3.4 million, respectively. As of September 30, 2014 and December 31, 2013, $0.2 million and $0.3 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 , the Company earned $2.2 million, $5.5 million, $1.9 million and $4.4 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations. As of September 30, 2014 and December 31, 2013, $0.3 million and $0.2 million, respectively, related to management fees are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into loan guaranties on behalf of certain of its unconsolidated joint ventures in order to secure performance under the loans and maintain certain loan-to-value ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and the partners are apportioned liability under the guaranties according to their respective capital interest. In addition, the agreements provide the Company, to the extent the partner has an unpaid liability under the guaranties, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied, which is expected to occur over a period between March 2015 and March 2017. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. With respect to guaranties regarding specific performance, the Company is not generally subject to financial liability, but is only required to complete the project with funds provided by the beneficiary of the guaranty. As of September 30, 2014 and December 31, 2013, $104.8 million and $39.1 million, respectively, was outstanding under the loans, of which 12.1% and 11.5%, respectively was guaranteed by the Company. In connection with providing the loan guaranties, the Company recognized $0 and $18,927, during the three and nine months ended September 30, 2014, respectively, and $28,391, and $85,173 during the three and nine months ended September 30, 2013, respectively, as guaranty fee income in the accompanying consolidated statements of operations. As of September 30, 2014 and December 31, 2013, $0 and $85,172, respectively, were included in due from affiliates related to guaranty fee income.
Berchtold Capital Partners, an entity owned by Mr. Michael Berchtold, one of the Company's non-employee directors, served as an advisor to the Company, providing general advice and guidance in connection with the Company's IPO, as well as assisting with the selection of the members of the Company's board of directors, the selection of and interacting with the Company's compensation consultant and advising the executives and board of managers regarding governance and compensation matters. The Company paid Berchtold Capital Partners $562,500 for these services, including $500,000 upon completion of our IPO. Amounts paid to Berchtold are included in offering expenses and were offset against the proceeds of our IPO.
As of September 30, 2014, the Company had investments in certain unconsolidated joint ventures totaling $19.2 million. Certain members of the Company's board of directors are affiliated with entities that also had an investment in these joint ventures and are owners of more than 10% of the outstanding common stock of the Company.

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
A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2014 is presented below:

	Options Outstanding
		Weighted-Average
	Number of Shares	Exercise Price per share
Options outstanding at December 31, 2013	—	—
Options granted	872,683	$11.00
Options forfeited	(3,096)	$11.00
Options outstanding at September 30, 2014	869,587	$11.00
Options exercisable at September 30, 2014	—	—

A summary of the Company’s restricted stock units as of and for the nine months ended September 30, 2014 is presented below:

	Restricted Stock Units Outstanding
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value per Share
Balance outstanding at December 31, 2013	—	—
Restricted stock units granted	118,937	$11.34
Restricted stock units forfeited	(4,424)	$11.00
Balance outstanding at September 30, 2014	114,513	$11.36

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expense related to:
Equity based incentive units	$—	$118,750	$316,667	$356,250
Stock options	319,129	—	854,301	—
Restricted stock units	240,300	—	636,079	—
	$559,429	$118,750	$1,807,047	$356,250

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Nine months ended
September 30, 2014
Expected term (in years)	4.3
Expected volatility	49.0%
Risk-free interest rate	1.2%
Expected dividends	—
Weighted-average grant date fair value per share	$4.43
Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At September 30, 2014, the amount of unearned stock-based compensation currently estimated to be expensed through 2017 related to unvested common stock options and restricted stock units is $3.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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
On January 30, 2014, the Company completed its IPO and reorganized from a Delaware LLC into a Delaware corporation. For the three and nine months ended September 30, 2014, the Company recorded a tax benefit of $0.6 million and $2.6 million, respectively. The effective tax rate for the nine months ended September 30, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit of $1.4 million in the first quarter of 2014 for cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. The net deferred tax asset primarily relates to differences between the financial statement basis and tax basis for investments in unconsolidated joint ventures, accrued warranties and accrued benefits. Additionally, the effective tax rate for the nine months ended September 30, 2014 was reduced by the exclusion of pre-conversion earnings from taxable income during the first quarter of 2014, and the tax benefit of production activities, partially offset by state income taxes. The effective tax rate for the three months ended September 30, 2014 differs from the statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Homebuilding	$8,196,683	$11,515,947	$22,854,625	$24,735,081
Fee building	20,408,030	9,655,331	53,817,385	33,689,862
Total	$28,604,713	$21,171,278	$76,672,010	$58,424,943

Gross profit
Homebuilding	$1,274,596	$1,954,091	$4,032,768	$4,348,756
Fee building	1,018,949	1,778,533	1,953,558	3,025,964
Total	$2,293,545	$3,732,624	$5,986,326	$7,374,720

	September 30,	December 31,
	2014	2013
Assets
Homebuilding	$249,281,070	$91,519,281
Fee building	10,724,202	7,430,015
Total	$260,005,272	$98,949,296

15.    Pro Forma Net (Loss) Income and (Loss) Earnings per Share
The pro forma amounts reflect the income tax provision as if the Company was a taxable corporation as of the beginning of the period, and assume the Company filed a consolidated tax return for the periods presented. Accordingly, the historical net income from the Company's sole taxable subsidiary would have been offset by losses from other entities, resulting in the elimination of income tax expense recorded for the three and nine months ended September 30, 2013.
For the three and nine months ended September 30, 2014, the pro forma tax provision assumes the Company's taxable income for the year would have included pre-tax income earned between January 1, 2014 and January 30, 2014, prior to the conversion to a taxable corporation. In addition, a net deferred income tax asset of $1.4 million was recognized as a result of the conversion to a taxable entity during the first quarter of 2014. However, the pro forma results exclude the effect of the conversion adjustment because of its nonrecurring nature.
Basic and diluted earnings per share and pro forma basic and diluted earnings per share give effect to the conversion of the Company's members' equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. See Note 2.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(Loss) income before taxes	$(1,821,161)	$2,236,637	$(3,348,939)	$3,231,444
Pro forma income tax benefit (provision) to reflect the conversion to a C Corporation	655,007	(1,000)	1,231,623	(3,000)
Pro forma net (loss) income	(1,166,154)	2,235,637	(2,117,316)	3,228,444
Net loss attributable to noncontrolling interests	205,901	—	240,386	—
Pro forma net (loss) income attributable to The New Home Company Inc.	$(960,253)	$2,235,637	$(1,876,930)	$3,228,444
Pro forma basic (loss) earnings per share attributable to The New Home Company Inc.	$(0.06)	$0.26	$(0.12)	$0.42
Pro forma diluted (loss) earnings per share attributable to The New Home Company Inc.	$(0.06)	$0.26	$(0.12)	$0.42

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.    Subsequent Events

On October 3, 2014, TNHC-HW Foster City LLC, one of the Company's unconsolidated joint ventures, acquired approximately 404 lots in Foster City, California for $30.0 million. The seller carried back a portion of the purchase price in the form of a $21.0 million promissory note that is secured by the acquired property, bears interest at the rate of 5.0% per annum, and matures in 2015.

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

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to The New Home Company Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

Consolidated Financial Data

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Home sales	$8,196,683	$11,515,947	$22,854,625	$24,735,081
Fee building, including management fees from unconsolidated joint ventures of $2,199,198, $1,902,346 $5,523,998 and $4,373,734, respectively	20,408,030	9,655,331	53,817,385	33,689,862
	28,604,713	21,171,278	76,672,010	58,424,943
Expenses:
Cost of homes sales	6,922,087	9,561,856	18,821,857	20,386,325
Cost of fee building	19,389,081	7,876,798	51,863,827	30,663,898
Abandoned project costs	62,099	166,132	161,887	489,395
Selling and marketing	971,214	528,920	2,187,767	1,272,575
General and administrative	3,148,326	1,858,908	8,028,183	4,122,348
	30,492,807	19,992,614	81,063,521	56,934,541
Equity in net income of unconsolidated joint ventures	50,098	1,037,579	994,826	1,689,659
Guaranty fee income	—	28,391	18,927	85,173
Other income (expense), net	16,835	(7,997)	28,819	(33,790)
(Loss) income before taxes	(1,821,161)	2,236,637	(3,348,939)	3,231,444
Benefit of (provision for) taxes	556,305	(133,476)	2,575,454	(315,313)
Net (loss) income	(1,264,856)	2,103,161	(773,485)	2,916,131
Net loss attributable to noncontrolling interests	205,901	—	240,386	—
Net (loss) income attributable to The New Home Company Inc.	$(1,058,955)	$2,103,161	$(533,099)	$2,916,131

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net New Home Orders and Backlog

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Net new home orders	27	22	5	23%
Cancellation rate	21%	29%	(8)%	(28)%
Average selling communities	4.0	2.8	1.2	43%
Selling communities at end of period	4	3	1	33%
Backlog (dollar value)	$91,061,000	$20,030,000	$71,031,000	355%
Backlog (homes)	42	32	10	31%
Average sales price of backlog	$2,168,000	$626,000	$1,542,000	246%

Net new home orders for the three months ended September 30, 2014 increased 23% to 27, compared to 22 during the same period in 2013. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended September 30, 2014 was 6.8 per average selling community (2.3 monthly), compared to 7.9 per average selling community (2.8 monthly) during the same period in 2013.

Our cancellation rate of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 21% for the three months ended September 30, 2014 as compared to 29% for the same period in 2013. Our average number of selling communities increased by 1.2 for the three months ended September 30, 2014 compared to the same period in 2013.

Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to seven months, although we may experience cancellations of sales contracts prior to closing. The number of homes in backlog as of September 30, 2014 compared to September 30, 2013 increased 31% as a result of increased net new home orders and a decrease of new home deliveries. The dollar value of backlog increased $71,031,000, or 355%, as of September 30, 2014 compared to September 30, 2013 primarily due to the opening of two new communities in Irvine, California with average sales prices of $2.0 million and $2.8 million.

Home Sales Revenue and New Homes Delivered

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	10	25	(15)	(60)%
Home sales revenue	$8,196,683	$11,515,947	$(3,319,264)	(29)%
Average sales price of homes delivered	$820,000	$461,000	$359,000	78%
New home deliveries decreased by 15, or 60%, during the three months ended September 30, 2014 compared to the same period in 2013. The decrease in new home deliveries was primarily due to the closeout of one community in Sacramento, California.
During the three months ended September 30, 2014, home sales revenue decreased by $3.3 million, or 29%, from the same period in 2013 primarily due to a decrease in new home deliveries, offset partially by an increase in the average sales price of homes delivered in the Sacramento, California community noted above.

Homebuilding

	Three Months Ended September 30,
	2014	%	2013	%
Home sales revenue	$8,196,683	100.0%	$11,515,947	100.0%
Cost of home sales	6,922,087	84.4%	9,561,856	83.0%
Homebuilding gross margin	1,274,596	15.6%	1,954,091	17.0%
Add: interest in cost of home sales	64,080	0.8%	157,949	1.4%
Adjusted homebuilding gross margin(1)	$1,338,676	16.4%	$2,112,040	18.4%
Homebuilding gross margin percentage	15.6%		17.0%
Adjusted homebuilding gross margin percentage(1)	16.4%		18.4%

(1)	Non-GAAP financial measure (as discussed below).
Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin decreased to 15.6% for the three months ended September 30, 2014 as compared to 17.0% for the same period in 2013. During the three months ended September 30, 2014, one community in Sacramento, California delivered its final home and another community in Sacramento, California is nearing completion. An increase in incentives related to those communities was the primary reason homebuilding gross margin decreased.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 16.4% for the three months ended September 30, 2014, compared to 18.4% for the same period in 2013. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Three Months Ended September 30,
	2014	%	2013	%
Fee building revenues	$20,408,030	100.0%	$9,655,331	100.0%
Cost of fee building	19,389,081	95.0%	7,876,798	81.6%
Fee building gross margin	$1,018,949	5.0%	$1,778,533	18.4%
As of September 30, 2014 and 2013, we had ten and seven, respectively, fee building agreements with independent third-party land owners and twelve and ten, respectively, construction management agreements with our unconsolidated joint ventures to provide construction management services. Fee building revenue increased to $20.4 million for the three months ended September 30, 2014 compared to $9.7 million for the same period during 2013. The increase in fee building revenue and cost is due to the increase in number of fee building agreements and increased construction activity during the three months ended September 30, 2014 and the increase in management fees from our unconsolidated joint ventures.
We collect management fees from our unconsolidated joint ventures over the life of the project and these fees increase as homes are delivered. Management fees were $2.2 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and are included in fee building revenues.
Cost of fee building increased to $19.4 million for the three months ended September 30, 2014 compared to $7.9 million for the same period during 2013. Cost of fee building includes overhead expenses that are attributable to the fee building projects and direct labor, subcontractor costs and other indirect project costs that are reimbursed by the independent third-party land owner. The amount of reimbursable labor, subcontractor and indirect project costs are primarily driven by the pace at which the land owner has us execute its development plan.
The amount of overhead expenses included in cost of fee building were $2.0 million and $0.8 million for the three months ending September 30, 2014 and 2013, respectively. The increase in revenue from fee building agreements and the related increase in overhead expenses was the primary reason fee building gross margin percentage decreased to 5.0% from 18.4% for the three months ended September 30, 2014 and 2013, respectively.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs for specific projects, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the three months ended September 30, 2014, abandoned project costs decreased to $62,099 from $166,132 for the three months ended September 30, 2013, primarily due to the success of our project investigation activity.
Equity in Net Income of Unconsolidated Joint Ventures
As of September 30, 2014 and 2013, we had ownership interests in twelve and ten, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $2.4 million and $7.4 million in net income during the three months ended September 30, 2014 and 2013, respectively. Our equity in net income from unconsolidated joint ventures was $0.1 million for the three months ended September 30, 2014, compared to $1.0 million for the same period in 2013. The decrease in our equity in net income from unconsolidated joint ventures was primarily due to a decrease in net income produced by the unconsolidated joint ventures, which was due to a change in community mix resulting in (i) a reduction in home sales revenue from the unconsolidated joint ventures actively closing homes, (ii) a reduction in homebuilding gross margin, and (iii) increased operating costs, primarily marketing related during the 2014 period, as the unconsolidated joint ventures prepared to bring new communities to market.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended September 30,
			Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures—Net New Home Orders, Backlog, Revenues and Deliveries
Net new home orders	79	47	32	68%
Cancellation rate	10%	4%	6%	150%
Average selling communities	8.3	2.5	5.8	232%
Selling communities at end of period	10	4	6	150%
Backlog (dollar value)	$189,069,000	$93,529,000	$95,540,000	102%
Backlog (homes)	147	91	56	62%
Average sales price of backlog	$1,286,000	$1,028,000	$258,000	25%
New homes delivered	72	26	46	177%
Home sales revenue	$35,719,714	$39,382,319	$(3,662,605)	(9)%
Average sales price of homes delivered	$496,000	$1,515,000	$(1,019,000)	(67)%

Net new home orders from unconsolidated joint ventures increased to 79 from 47, or 68%, for the three months ended September 30, 2014 and 2013, respectively, primarily due to an increase in the number of average selling communities. The absorption rate for unconsolidated joint ventures for the three months ended September 30, 2014 was 9.5 per average selling community (3.3 monthly), compared to 18.8 per average selling community (5.9 monthly) during the same period in 2013.
The cancellation rate of unconsolidated joint venture projects was approximately 10% for the three months ended September 30, 2014 as compared to 4% for the same period in 2013. The number of homes in backlog from unconsolidated joint ventures as of September 30, 2014 increased by 56 from September 30, 2013 primarily due to the 68% increase in net new home orders, offset partially by an increase in new home deliveries. The dollar value of backlog as of September 30, 2014 compared to September 30, 2013 increased due to the increase in the number of homes in backlog and the average sales price of backlog. The average sales price of backlog increased by $258,000 primarily due to a change in product mix.

New homes delivered from unconsolidated joint ventures increased to 72 from 26, or 177%, for the three months ended September 30, 2014 and 2013, respectively, primarily due to an increase in net new home orders and community count. Home sales revenue from unconsolidated joint ventures decreased to $35.7 million from $39.4 million, or 9%, during the three months ended September 30, 2014 and 2013, respectively, primarily due to the decrease in average sales price of homes delivered. The average sales price of homes delivered decreased during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to deliveries of lower priced homes, including below market rate homes in certain communities.

	Three Months Ended September 30,
	2014	%	2013	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales revenue	$35,719,714	100.0%	$39,382,319	100.0%
Cost of unconsolidated joint ventures home sales	29,326,370	82.1%	28,482,738	72.3%
Unconsolidated joint ventures gross margin	6,393,344	17.9%	10,899,581	27.7%
Add: interest in cost of unconsolidated joint venture home sales	442,609	1.2%	965,338	2.5%
Adjusted unconsolidated joint ventures home sales gross margin (1)	$6,835,953	19.1%	$11,864,919	30.2%
Unconsolidated joint ventures home sales gross margin percentage	17.9%		27.7%
Adjusted unconsolidated joint ventures home sales gross margin percentage (1)	19.1%		30.2%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures home sales gross margin percentage was 19.1% for the three months ended September 30, 2014 compared to 30.2% for the same period in 2013. Adjusted unconsolidated joint ventures home sales gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.
The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	September 30,		Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures—Lots Owned and Controlled
Lots owned	2,431	1,761	670	38%
Lots controlled (1)	1,869	1,279	590	46%
Total	4,300	3,040	1,260	41%

(1)	Consists of lots that are under purchase and sale agreements.

Selling, General and Administrative Expense

	Three Months Ended September 30,		As a Percentage of
			Home Sales Revenue
	2014	2013	2014	2013
Selling and marketing expenses	$971,214	$528,920	11.8%	4.6%
General and administrative expenses (“G&A”)	3,148,326	1,858,908	38.4%	16.1%
Total selling, marketing and G&A	$4,119,540	$2,387,828	50.2%	20.7%
Selling and marketing expenses incurred during the three months ended September 30, 2014 increased to 11.8% of home sales revenue compared to 4.6% for the same period in 2013. The increase in selling and marketing expense during the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to an increase in selling and marketing costs related to three new communities which opened towards the end of the second quarter of 2014. These communities will begin delivering homes in the fourth quarter of 2014.
During the three months ended September 30, 2014, G&A expenses increased to $3.1 million from $1.9 million for the same period in 2013. The increase was primarily attributable to (i) an increase of $0.4 million in stock-based compensation due to new option and restricted share unit awards granted during the first quarter of 2014, (ii) an increase in personnel as a result of the increase in, and level of activity of our projects, and (iii) an increase in outside services, professional fees and board of director costs related to public company requirements, and other costs incurred to support our growth. G&A expenses as a percentage of home sales revenue increased to 38.4% for the three months ended September 30, 2014 from 16.1% for the three months ended September 30, 2013.
Guaranty Fee Income
During the three months ended September 30, 2014 and 2013, we recognized $0 and $28,391 respectively in guaranty fee income from one of our unconsolidated joint ventures for certain loan guaranties provided over a 12-month period by us on behalf of the unconsolidated joint venture, which ended during the first quarter of 2014.
Other Income (Expense), Net
Other income (expense), net, increased slightly during the three months ended September 30, 2014 due to interest earned on our cash balances, compared to the same period in 2013.

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

On January 30, 2014, the Company completed its IPO and reorganized from a Delaware LLC into a Delaware corporation. For the three months ended September 30, 2014, the Company recorded a tax benefit of $0.6 million. The effective tax rate for the three months ended September 30, 2014 differs from the 35% statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes.
Net (Loss) Income
As a result of the foregoing factors, we generated a net loss during the three months ended September 30, 2014 of $1.1 million compared to net income of $2.1 million during the same period in 2013.
Interest Incurred
Interest, which was incurred principally to finance land acquisition, land development and home construction, totaled $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, all of which was capitalized to real estate inventory. Interest incurred during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased slightly as a result of a higher average outstanding notes payable balance, offset partially by a decrease in the weighted average interest rate.
Lots Owned and Controlled

	September 30,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	107	170	(63)	(37)%
Northern California	244	159	85	53%
Total	351	329	22	7%
Lots Controlled (1)
Southern California	622	303	319	105%
Northern California	90	194	(104)	(54)%
Fee Building Projects (2)	1,161	887	274	31%
Total	1,873	1,384	489	35%
Total Lots Owned and Controlled	2,224	1,713	511	30%

(1)	Includes 712 and 497 lots as of September 30, 2014 and 2013, respectively, that are under purchase contracts.

(2)	Subject to agreements with property owners.

Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net New Home Orders

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Net new home orders	60	66	(6)	(9)%
Cancellation rate	13%	16%	(3)%	(19)%
Average selling communities	3.2	4.0	(0.8)	(20)%

Net new home orders for the nine months ended September 30, 2014 decreased 9% to 60, compared to 66 during the same period in 2013. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the nine months ended September 30, 2014 was 18.8 per average selling community (2.1 monthly), compared to 16.5 per average selling community (2.4 monthly) during the same period in 2013.

Our cancellation rate of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 13% for the nine months ended September 30, 2014 as compared to 16% for the same period in 2013. Our average number of selling communities decreased by 0.8 for the nine months ended September 30, 2014 compared to the same period in 2013.

Home Sales Revenue and New Homes Delivered

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	33	59	(26)	(44)%
Home sales revenue	$22,854,625	$24,735,081	$(1,880,456)	(8)%
Average sales price of homes delivered	$693,000	$419,000	$274,000	65%
New home deliveries decreased by 26, or 44%, during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in new home deliveries was primarily due to the closeout of one community in Sacramento, California.
During the nine months ended September 30, 2014, home sales revenue decreased by $1.9 million, or 8%, from the same period in 2013 due to a decrease in the number of new homes delivered, offset partially by an increase in the average sales price of homes delivered. The increase in average sales price of homes delivered was due to a change in product mix.

Homebuilding

	Nine months ended September 30,
	2014	%	2013	%
Home sales revenue	$22,854,625	100.0%	$24,735,081	100.0%
Cost of home sales	18,821,857	82.4%	20,386,325	82.4%
Homebuilding gross margin	4,032,768	17.6%	4,348,756	17.6%
Add: interest in cost of home sales	118,269	0.5%	347,572	1.4%
Adjusted homebuilding gross margin(1)	$4,151,037	18.1%	$4,696,328	19.0%
Homebuilding gross margin percentage	17.6%		17.6%
Adjusted homebuilding gross margin percentage(1)	18.1%		19.0%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin remained consistent at 17.6% for the nine months ended September 30, 2014 as compared to the same period in 2013.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 18.1% for the nine months ended September 30, 2014, compared to 19.0% for the same period in 2013. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Nine months ended September 30,
	2014	%	2013	%
Fee building revenues	$53,817,385	100.0%	$33,689,862	100.0%
Cost of fee building	51,863,827	96.4%	30,663,898	91.0%
Fee building gross margin	$1,953,558	3.6%	$3,025,964	9.0%
As of September 30, 2014 and 2013, we had ten and seven, respectively, fee building agreements with independent third-party land owners and twelve and ten, respectively, construction management agreements with our unconsolidated joint ventures to provide construction management services. Fee building revenue increased to $53.8 million for the nine months ended September 30, 2014 compared to $33.7 million for the same period during 2013. The increase in fee building revenue and cost is due to the increase in number of fee building agreements and construction activity during the nine months ended September 30, 2014 and the increase in management fees from unconsolidated joint ventures.
We collect management fees from our unconsolidated joint ventures over the life of the project and these fees increase as homes are delivered. Management fees were $5.5 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively, and are included in fee building revenues.
Cost of fee building increased to $51.9 million for the nine months ended September 30, 2014 compared to $30.7 million for the same period during 2013. Cost of fee building includes overhead expenses that are attributable to the fee building projects and direct labor, subcontractor costs and other indirect project costs that are reimbursed by the independent third-party land owner. The amount of reimbursable labor, subcontractor and indirect project costs are primarily driven by the pace at which the land owner has us execute its development plan.
The amount of overhead expenses included in cost of fee building were $6.2 million and $3.2 million for the nine months ending September 30, 2014 and 2013, respectively. The increase in revenue from fee building agreements and the related increase in overhead expenses was the primary reason fee building gross margin percentage decreased to 3.6% from 9.0% for the nine months ended September 30, 2014 and 2013, respectively.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs for specific projects, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the nine months ended September 30, 2014, abandoned project costs decreased to $0.2 million from $0.5 million for the nine months ended September 30, 2013, primarily due to the success of our project investigation activity.
Equity in Net Income of Unconsolidated Joint Ventures
As of September 30, 2014 and 2013, we had ownership interests in twelve and ten, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $7.6 million and $19.8 million in net income during the nine months ended September 30, 2014 and 2013, respectively. The net income of our unconsolidated joint ventures decreased due to a change in community mix resulting in (i) a reduction in home sales revenue, (ii) a reduction in homebuilding gross margin, (iii) the income allocation percentages of specific joint ventures, and (iv) increased operating costs during the 2014 period as the unconsolidated joint ventures prepare to bring new communities to market. Our equity in net income from unconsolidated joint ventures was $1.0 million for the nine months ended September 30, 2014, compared to equity in net income of $1.7 million for the same period in 2013.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Nine Months Ended September 30,
			Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures—Net New Home Orders, Revenues and Deliveries
Net new home orders	231	111	120	108%
Cancellation rate	8%	6%	2%	33%
Average selling communities	7.7	6.0	1.7	28%
New homes delivered	146	74	72	97%
Home sales revenue	$88,166,393	$105,001,748	$(16,835,355)	(16)%
Average sales price of homes delivered	$604,000	$1,419,000	$(815,000)	(57)%

Net new home orders from unconsolidated joint ventures increased to 231 from 111, or 108%, for the nine months ended September 30, 2014 and 2013, respectively, primarily due to an increase in the number of average selling communities. The absorption rate for unconsolidated joint ventures for the nine months ended September 30, 2014 was 30.0 per average selling community (3.3 monthly), compared to 18.5 per average selling community (4.3 monthly) during the same period in 2013.
The cancellation rate of unconsolidated joint venture projects was approximately 8% for the nine months ended September 30, 2014 as compared to 6% for the same period in 2013.

New homes delivered from unconsolidated joint ventures increased to 146 from 74, or 97%, for the nine months ended September 30, 2014 and 2013, respectively, primarily due to an increase in community count. Home sales revenue from unconsolidated joint ventures decreased to $88.2 million from $105.0 million, or 16%, during the nine months ended September 30, 2014 and 2013, respectively, primarily due to the decrease in average sales price of homes delivered resulting from a change in community mix.

	Nine months ended September 30,
	2014	%	2013	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales revenue	$88,166,393	100.0%	$105,001,748	100.0%
Cost of unconsolidated joint ventures home sales	69,489,511	78.8%	76,741,526	73.1%
Unconsolidated joint ventures gross margin	18,676,882	21.2%	28,260,222	26.9%
Add: interest in cost of unconsolidated joint venture home sales	1,007,730	1.1%	2,555,686	2.4%
Adjusted unconsolidated joint ventures home sales gross margin (1)	$19,684,612	22.3%	$30,815,908	29.3%
Unconsolidated joint ventures home sales gross margin percentage	21.2%		26.9%
Adjusted unconsolidated joint ventures home sales gross margin percentage (1)	22.3%		29.3%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures home sales gross margin percentage was 22.3% for the nine months ended September 30, 2014, compared to 29.3% for the same period in 2013. Adjusted unconsolidated joint ventures home sales gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.
Selling, General and Administrative Expense

	Nine Months Ended September 30,		As a Percentage of
			Home Sales Revenue
	2014	2013	2014	2013
Selling and marketing expenses	$2,187,767	$1,272,575	9.6%	5.1%
General and administrative expenses (“G&A”)	8,028,183	4,122,348	35.1%	16.7%
Total selling, marketing and G&A	$10,215,950	$5,394,923	44.7%	21.8%
Selling and marketing expenses incurred during the nine months ended September 30, 2014 increased to 9.6% of home sales revenue compared to 5.1% for the same period in 2013. The increase in selling and marketing expense during the nine months ended September 30, 2014 as compared to the same period in 2013 is primarily due to an increase in the number of sales personnel and marketing costs related to three new communities that opened during the second quarter of 2014 that will begin delivering homes in the fourth quarter of 2014.
During the nine months ended September 30, 2014, G&A expenses increased to $8.0 million from $4.1 million for the same period in 2013. The increase was primarily attributable to (i) an increase of $1.5 million in stock-based compensation due to new option and restricted share unit awards granted during the first quarter of 2014, (ii) an increase in personnel as a result of the increase in, and level of activity of our projects, and (iii) an increase in outside services, professional fees and board of director costs related to public company requirements, and other costs incurred to support our growth. G&A expenses as a percentage of home sales revenue increased to 35.1% for the nine months ended September 30, 2014 from 16.7% for the nine months ended September 30, 2013.
Guaranty Fee Income
During the nine months ended September 30, 2014 and 2013, we recognized $18,927 and $85,173, respectively, in guaranty fee income from one of our unconsolidated joint ventures for certain loan guaranties provided over a 12-month period by us on behalf of the unconsolidated joint venture, which ended during the first quarter of 2014.
Other Income (Expense), Net
Other income (expense), net, increased slightly during the nine months ended September 30, 2014 compared to the same period in 2013 due to interest earned on our cash balances.

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

On January 30, 2014, the Company completed its IPO and reorganized from a Delaware LLC into a Delaware corporation. For the nine months ended September 30, 2014, the Company recorded a tax benefit of $2.6 million. The effective tax rate for the nine months ended September 30, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit of $1.4 million for cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. The net deferred tax asset primarily relates to differences between the financial statement basis and tax basis for investments in unconsolidated joint ventures, accrued warranties and accrued benefits. Additionally, the tax benefit was increased by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
Net (Loss) Income
As a result of the foregoing factors, net loss during the nine months ended September 30, 2014 was $0.5 million compared to net income of $2.9 million during the same period in 2013.

Interest Incurred
Interest, which was incurred principally to finance land acquisition, land development and home construction, totaled $1.1 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively, all of which was capitalized to real estate inventory. Interest incurred during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 increased slightly as a result of a higher average outstanding notes payable balance, offset partially by a decrease in the weighted average interest rate.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2014 were land purchases, land development, home construction, investments in unconsolidated joint ventures, operating expenses and the payment of routine liabilities. Our principal source of capital for the nine months ended September 30, 2014 was the sale of shares in our IPO and secondarily, advances from our unsecured credit facility.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we and our unconsolidated joint ventures are actively acquiring and developing lots in our markets to increase our lot supply and community count. We focus on strategically located sites, which are located along key transportation corridors in major job centers in our submarkets. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development will exceed our cash generated by operations. During the nine months ended September 30, 2014, we delivered 33 homes and purchased 77 lots. During the nine months ended September 30, 2013, we delivered 59 homes and purchased 20 lots. During the nine months ended September 30, 2014, our unconsolidated joint ventures delivered 146 homes and purchased 883 lots. During the nine months ended September 30, 2013, our unconsolidated joint ventures delivered 74 homes and purchased 1,076 lots.
We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the third quarter of 2014 with $59.9 million of cash and cash equivalents, a $50.4 million increase from December 31, 2013, primarily as a result of $75.8 million in net proceeds from our IPO and advances from our unsecured credit facility, partially offset by net real estate inventory expenditures of $65.1 million. We intend to generate cash from the sale of our inventory, net of loan release payments on our notes payable when applicable, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate future income.
At September 30, 2014 and December 31, 2013, we had $8.6 million and $6.1 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is funded on a monthly basis. Similarly, contracts and account receivable as of the same dates included $9.1 million and $6.6 million, respectively, related to the payment of the above payables. As of September 30, 2014, we have not experienced any losses from uncollectable contracts and accounts receivable related to our fee building projects.
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on favorable terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of September 30, 2014, we had $144.0 million of aggregate loan commitments, of which $94.3 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

Land Acquisition Notes
During 2012, we entered into a note with a land seller, secured by real estate, which bears interest at 7.0% per annum. The note provides for a commitment of $9.5 million all of which had been funded as of September 30, 2014. The note matures on February 15, 2015 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
In March 2014, we acquired real estate with a purchase price of $21.5 million. Concurrent with this transaction we entered into a $17.0 million note with the land seller, secured by real estate, which bore interest at 1.0% per annum. The note matured on June 30, 2014 and was repaid in full.
Secured Revolving Construction Notes
In May 2014, we entered into two secured revolving construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at September 30, 2014. The total commitment under the construction loans is $9.5 million, with funding and repayment requirements based on the project development and sales cycle. As of September 30, 2014, we had $6.1 million available to borrow under the revolving construction loans. The loans mature on November 27, 2016. Interest is payable monthly, with all unpaid principal and interest due at maturity.
Senior Unsecured Revolving Credit Facility
As of September 30, 2014, we were party to a senior unsecured revolving credit facility ("Credit Facility") which has a maximum commitment of $125.0 million and matures on June 26, 2017. We may borrow under our Credit Facility in the ordinary course of business for general corporate purposes. Interest on the Credit Facility is paid monthly at a rate of the one-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on our leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2014, the outstanding principal balance was $81.4 million, the interest rate was 2.40% per annum, and we had $43.6 million of availability under the Credit Facility.
Covenant Compliance
Under our revolving credit facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenant	Actual at September 30, 2014	Covenant Requirement at September 30, 2014
Unencumbered Liquid Assets	$59,944,071	$5,000,000
EBITDA to Interest Incurred	2.0 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$141,640,758	$106,813,000
Leverage Ratio	30%	< 75%
Adjusted Leverage Ratio	67%	< 125%
As of September 30, 2014 and December 31, 2013, we were in compliance with all financial covenants.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	September 30,	December 31,
	2014	2013
Notes payable	$94,297,509	$17,883,338
Equity, exclusive of non-controlling interest	142,148,108	64,355,719
Total capital	$236,445,617	$82,239,057
Ratio of debt-to-capital (1)	39.9%	21.7%

Notes payable	$94,297,509	$17,883,338
Less: cash, cash equivalents and restricted cash	60,986,351	9,671,576
Net debt	33,311,158	8,211,762
Equity, exclusive of non-controlling interest	142,148,108	64,355,719
Total capital	$175,459,266	$72,567,481
Ratio of net debt-to-capital (2)	19.0%	11.3%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of non-controlling interest.

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

Cash Flows — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $62.4 million in the 2014 period versus $13.9 million in the 2013 period. The change was primarily a result of an increase in cash outflows for real estate inventories to $65.1 million in the 2014 period compared to $17.5 million in the 2013 period. The increase in real estate inventories resulted primarily from the acquisition of 77 lots and increased development activity at the Company’s existing projects.

•
Net cash used in investing activities was $22.4 million in the 2014 period compared to $8.5 million in the 2013 period. During the nine months ended September 30, 2014, our net contributions to unconsolidated joint ventures increased to $21.6 million compared to $8.2 million during the nine months ended September 30, 2013 and was the primary reason net cash used in investing activities increased.

•
Net cash provided by financing activities was $135.2 million in the 2014 period versus $20.9 million in the 2013 period. The change was primarily a result of the receipt of proceeds of our IPO of $75.8 million, net of the underwriting discount and offering expenses, compared to contributions from members of $21.6 million in the 2013 period. In addition, net borrowings of notes payable were $59.4 million during the 2014 period versus $0.7 million during the 2013 period.

As of September 30, 2013, our unrestricted cash balance was $59.9 million. In January 2014, we completed an IPO of our common stock and received proceeds of $75.8 million, net of the underwriting discount and offering expenses. We intend to use the proceeds for the acquisition of land, including the land described under "Off-Balance Sheet Arrangements and Contractual Obligations" and for development, home construction, investment in joint ventures and other related purposes.
Based on the foregoing, we believe we have sufficient cash and sources of financing for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of September 30, 2014, we had $2.1 million of non-refundable cash deposits and $0.8 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of $270.3 million (net of deposits).

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

As of September 30, 2014, the outstanding principal balance of our Credit Facility was $81.4 million, the interest rate was 2.40% per annum and we had approximately $43.6 million of availability. As of September 30, 2014, the outstanding principal balance of our secured revolving construction loans was $3.4 million, the interest rate was 5.25% per annum and we had approximately $6.1 million of availability under the construction loans.

We expect that the obligations under our Credit Facility and other loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Off-Balance Sheet Arrangements

As of September 30, 2014, we held membership interests in twelve unconsolidated joint ventures. We were a party to four loan-to-value maintenance agreements related to unconsolidated joint ventures as of September 30, 2014. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of September 30, 2014 (in thousands):

			September 30, 2014
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment (2)
Joint Venture Name			Assets	Debt (1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC	2010	Irvine, Orange County	$5,478	$—	$2,041	—%	N/A	$—
Larkspur Land 8 Investors, LLC	2011	Larkspur, Marin County	54,942	24,514	26,361	48%	Yes	—
TNHC-HW San Jose LLC	2012	San Jose, Santa Clara County	78,346	29,005	44,473	39%	Yes	683
TNHC-TCN Santa Clarita LP (3)	2012	Valencia, Los Angeles County	40,865	11,701	23,810	33%	Yes	—
TNHC Newport LLC(3)	2013	Newport Beach, Orange County	103,563	46,125	49,723	48%	Yes	4
Encore McKinley Village LLC (4)	2013	Sacramento, Sacramento County	21,798	2,835	17,150	14%	No	3,115
TNHC San Juan LLC	2013	San Juan Capistrano, Orange County	21,328	—	20,611	—%	N/A	2,785
TNHC Russell Ranch LLC (3) (4)	2013	Folsom, Sacramento County	35,615	20,000	15,376	57%	No	15,379
TNHC-HW Foster City LLC	2013	Foster City, San Mateo County	10,889	—	8,833	—%	N/A	1,958
Calabasas Village LP(3)	2013	Calabasas, Los Angeles County	23,458	—	22,748	—%	N/A	503
TNHC-HW Cannery LLC	2013	Davis, Yolo County	43,933	—	40,691	—%	N/A	364
Arantine Hills Holdings LP (3)	2014	Corona, Riverside County	10,376	—	10,156	—%	N/A	2,500

Total Unconsolidated Joint Ventures			$450,591	$134,180	$281,973	32%		$27,291

(1)
Scheduled maturities of the unconsolidated joint venture debt as of September 30, 2014 are as follows: $24.5 million matures in 2015, $70.4 million matures in 2016, $36.4 million matures in 2017 and $2.8 million matures in 2019.

(2)
Future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of September 30, 2014. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.
As of September 30, 2014, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we did not make any loan-to-value maintenance related payments during the three and nine months ended September 30, 2014.

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

Description of Completed Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 36 months to complete from the initiation of homebuilding activity. The following table presents project information relating to each of our markets as of September 30, 2014 and includes information for all completed projects from our inception and current projects under development where we are building and selling homes for our own account or for our unconsolidated joint ventures, all completed projects from our inception and current projects under development where we are acting as a fee builder.

County, Project, City	Year of First Delivery (1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of September 30, 2014	Lots as of September 30, 2014 (3)	Backlog at September 30, 2014 (4)	Homes delivered for the nine months ended September 30, 2014	Sales Range (in 000's)(5)
Company Projects
Southern California
Los Angeles County:
Canyon Oaks, Calabasas	2016	69	—	69	—	—	$1,000 - $1,400
Orange County:
Four Quartets, Irvine	2011	13	13	—	—	—	$372 - $554
Stonetree Manor, Irvine	2011	15	15	—	—	—	$635 - $732
Amelia, Irvine	2014	70	—	9	16	—	$1,800 - $2,000
Trevi, Irvine	2014	37	—	9	19	—	$2,300 - $2,900
Ventura County:
Twenty Oaks, Thousand Oaks	2015	20	—	20	—	—	$1,020 - $1,700
Southern California Total		224	28	107	35	—

Northern California
Contra Costa County:
Woodbury, Lafayette	2015	56	—	56	—	—	$850 - $1,800
El Dorado County:
Blackstone, El Dorado Hills	2015	72	—	72	—	—	$450 - $470
Placer County:
Lincoln Crossing, Lincoln	2011	27	27	—	—	—	$324 - $415
Strada, Roseville	2011	5	5	—	—	—	$180 - $197
Granite Bay, Granite Bay	2012	17	17	—	—	—	$680 - $1,150
Olive Ranch, Granite Bay	2013	12	12	—	—	10	$874 - $1,040
The Grove, Granite Bay	2014	32	—	8	4	—	$960 - $1,110
Sacramento County:
Madeira, Elk Grove	2010	34	34	—	—	—	$273 - $369

County, Project, City	Year of First Delivery (1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of September 30, 2014	Lots as of September 30, 2014 (3)	Backlog at September 30, 2014 (4)	Homes delivered for the nine months ended September 30, 2014	Sales Range (in 000's)(5)
Marbella, Folsom	2012	5	5	—	—	—	$340 - $410
The Trails, Folsom	2012	79	79	—	—	8	$335 - $510
The Meadows, Folsom	2013	40	18	22	3	15	$430 - $510
Candela, Sacramento	2015	10	—	10	—	—	$315 - $350
San Mateo County:
Mariner's Island, San Mateo	2016	76	—	76	—	—	$750 - $1,200
Northern California Total		465	197	244	7	33
Company Projects Total		689	225	351	42	33

Unconsolidated Joint Venture Projects(6)
Southern California
Los Angeles County:
Aqua, Villa Metro, Valencia	2013	95	48	47	23	37	$310 - $370
Terra, Villa Metro, Valencia	2013	99	34	65	19	25	$350 - $410
Sol, Villa Metro, Valencia	2013	99	46	53	11	35	$380 - $440
Cielo, Villa Metro, Valencia	2014	22	5	17	11	5	$440 - $495
Village at Calabasas, Calabasas	2015	87	—	87	—	—	$1.100 - $1,400
Orange County:
The Field, Lambert Ranch, Irvine	2012	66	66	—	—	8	$930 - $1,490
The Hill, Lambert Ranch, Irvine	2012	45	45	—	—	—	$1,240 - $2,220
The Grove, Lambert Ranch, Irvine	2012	58	58	—	—	2	$1,400 - $2,140
Meridian, Newport Beach	2014	79	—	79	34	—	$1,600 - $3,700
Oliva, San Juan Capistrano	2015	40	—	40	—	—	$1,600 - $2,300
Southern California Total		690	302	388	98	112

Northern California
Marin County:
Garden House, Rose Lane, Larkspur	2014	29	8	21	12	8	$1,650 - $2,800
Cottages, Rose Lane, Larkspur(7)	2014	14	14	—	—	14	$1,005 - $1,367
Terraces, Rose Lane, Larkspur(7)	2014	42	12	30	28	12	$640 - $1,040
Santa Clara County:
Row Towns, Orchard Park, San Jose	2014	107	—	107	3	—	$690 - $815
Court Towns, Orchard Park, San Jose	2014	60	—	60	2	—	$680 - $770
Condo Flats, Orchard Park, San Jose	2014	72	—	72	4	—	$690 - $775
Sacramento County:
McKinley Village	2015	336	—	336	—	—	$430 - $760
Russell Ranch, Folsom (8)	2016	870	—	870	—	—	—
Yolo County:
Cannery Park (8)	2014	547	—	547	—	—	—
Northern California Total		2,077	34	2,043	49	34
Unconsolidated Joint Venture Projects Total		2,767	336	2,431	147	146

County, Project, City	Year of First Delivery (1)	Total Number of Homes to Be Built at Completion(2)	Cumulative homes Delivered as of September 30, 2014	Lots as of September 30, 2014 (3)	Backlog at September 30, 2014 (4)	Homes delivered for the nine months ended September 30, 2014	Sales Range (in 000's)(5)
Fee Building Projects
Southern California
Orange County:
Carmel, Irvine	2011	96	96	—	n/a	—	$899 - $1,206
San Marino, Irvine	2012	47	47	—	n/a	—	n/a
Toscana, Irvine	2011	86	86	—	n/a	—	n/a
Mendocino, Irvine	2013	133	126	7	n/a	31	n/a
The Strand, Dana Point	2014	2	2	—	n/a	2	n/a
Mendocino Ext., Irvine	2014	114	66	48	n/a	66	n/a
Strada, Irvine	2014	224	3	221	n/a	3	n/a
Laurel, Irvine	2014	120	3	117	n/a	3	n/a
Jasmine, Irvine	2014	102	32	70	n/a	32	n/a
Jasmine Ext., Irvine	2014	126	—	126	n/a	—	n/a
Corte Bella, Irvine	2014	118	3	115	n/a	3	n/a
Entrata, Irvine	2014	123	5	118	n/a	5	n/a
Terrazza, Irvine	2014	149	2	147	n/a	2	n/a
Vista Scena, Irvine	2014	195	3	192	n/a	3	n/a
San Diego County:
Carlsbad 16, Carlsbad (9)	2013	16	16	—	n/a	—	n/a
Southern California Total		1,651	490	1,161		150

Fee Building Projects Total		1,651	490	1,161		150

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of September 30, 2014, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of September 30, 2014. Of the foregoing lots, there were five completed and unsold homes other than those being used as model homes.

(4)
Backlog consists of homes under sales contracts that had not yet closed as of September 30, 2014, and there can be no assurance that closing of sold homes will occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities related to those projects.

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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three and nine months ended September 30, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.	Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management determined that as of September 30, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The Company completed its IPO on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company (“LLC”) into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO and as of September 30, 2014, the Company had 16,448,750 common shares outstanding.

There has been no material change in the planned use of such proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and dated February 3, 2014.

Purchases of Equity Securities by the Issuer

Other than as set forth above, the Company did not make any purchases of its common stock during the nine months ended September 30, 2014.

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

10.1	* †	Agreement of Limited Partnership of Arantine Hills Holdings LP

31.1	*	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	**	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	**	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	***
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

† Confidential treatment has been requested for portions of this exhibit. These portions were omitted from this Quarterly Report and filed separately to the Securities and Exchange Commission.

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
Date: November 7, 2014