Form 10-K
period 2014-12-31
New Home Co Inc.
filed 2015-03-06
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014, based on the closing price of $14.13 as reported by the New York Stock Exchange was $126,949,219.
16,522,517 shares of common stock were issued and outstanding as of March 6, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions from the registrant's Definitive Proxy Statement related to its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this annual report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this report speak only as of the date of this report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations; and

•	availability of qualified personnel and our ability to retain our key personnel.

•	additional factors discussed in Item 1, "Business;" Item 1A, "Risk Factors;" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART 1

Item 1.	Business
As used in this annual report on Form 10-K, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” (1) for periods prior to the completion of our formation transactions, refer to The New Home Company LLC and its subsidiaries and affiliates, which we sometimes refer to as “TNHC LLC,” and (2) following the completion of our formation transactions, refer to The New Home Company Inc. and its subsidiaries. On January 30, 2014, The New Home Company LLC was converted into a Delaware corporation and renamed The New Home Company Inc., which we refer to as our formation transaction.
Our Company
We are a new generation homebuilder focused on the design, construction and sale of innovative and consumer-driven homes in major metropolitan areas within select growth markets in California, including coastal Southern California, the San Francisco Bay area and metro Sacramento. We also seek to create unique communities via our significant land development expertise.
Our Company was founded in August 2009, towards the end of an unprecedented downturn in the U.S. homebuilding industry, by our founders, who are also our four most senior executives. Our founders, Larry Webb, Wayne Stelmar, Joseph Davis and Tom Redwitz, have extensive and complementary construction, design, marketing, development and entitlement expertise as well as strong relationships with key land sellers within each of our local markets and have worked together for over 25 years. We believe our founders' diverse and complementary skill sets and extensive careers provide an important competitive advantage for our company. Since our formation, we have grown from our four founders to over 240 employees as of March 2015.
As a "new generation" homebuilder, we are focused on taking advantage of opportunities in select growth markets in California. Our growth strategy is focused on specific markets with high demand, favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2014, we and our unconsolidated joint ventures had 22 and 54 communities, respectively, containing 929 and 3,892 lots, respectively, including controlled lots. In addition, we had 10 communities containing 1,105 lots under our fee building arrangements as of December 31, 2014.
Since our formation, we have delivered 1,256 homes (including 465 through our unconsolidated joint venture communities and 546 from our fee building communities). Our management team has long-standing relationships with leading masterplan community developers in each of our core markets and, through these relationships, we are generally invited to participate in new lot offerings. Our product offering (including homes that we are building for our unconsolidated joint ventures) ranges in price from approximately $300,000 to $4.1 million, with home sizes ranging from approximately 800 to 5,400 square feet. Customer-focused community creation and product development, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each community and homebuyer.
As of December 31, 2014, we owned 390 lots and controlled 539 lots that are under land option or purchase contracts, including 195 under non-binding letters of intent. Our unconsolidated joint ventures owned 3,657 lots and controlled 235 lots that are under land option or purchase contracts as of December 31, 2014. Additionally, we controlled 1,105 lots through our fee building contracts as of December 31, 2014. The lots described above represent approximately two to three years of supply to support our current growth plan. Our land acquisition strategy has focused on the development of entitled parcels that we can complete within approximately 24 to 48 months from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned and controlled lots sufficient for construction of homes over a two to three-year period. We continually evaluate new communities and have an attractive pipeline of land acquisition opportunities that we intend to pursue through direct acquisition and joint venture arrangements.
The Company completed its initial public offering ("IPO") on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company ("LLC") into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriter's exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO and as of December 31, 2014, the Company had 16,448,750 common shares outstanding.
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
Our Competitive Strengths
We believe the following strengths provide us with a significant competitive advantage in implementing our business strategy:
Experienced and Proven Leadership Supported by a Talented Senior Management Team
Our founders have worked together for various periods of up to 26 years and have successful track records of managing and growing homebuilding companies. Their combined real estate industry experience includes land acquisition, entitlement, master-planned community creation, land development, home construction, financing, marketing and sales of single-family detached and attached homes in communities in a variety of markets. Prior to forming our company in 2009, Messrs. Webb and Stelmar worked together for 11 years at John Laing Homes, from its formation in 1998, ultimately serving as its Chief Executive Officer and Chief Financial Officer, respectively. In 2001, Messrs. Webb and Stelmar led the leveraged buyout of John Laing Homes for $190 million (representing a purchase price of approximately 1.0x book value), resulting in GMAC/RFC becoming the majority owner, and successfully orchestrated the timely sale of John Laing Homes in 2006 for $1.05 billion (representing a sale price of approximately 3.4x book value). Mr. Redwitz joined John Laing Homes in 2002 as President of its Laing Luxury Division, having served previously as President of Taylor Woodrow’s Southern California division from 1999 to 2002. In addition, Mr. Davis brings over 40 years of land development and entitlement experience and served for eleven years as President of Irvine Community Development Corporation, a subsidiary of The Irvine Company and developer of the Irvine Ranch, a 125,000 lot master-planned community containing approximately 40 villages located in Orange County, California.
We believe that our founders’ extensive experience, relationships, local market knowledge and reputation provide us with a competitive advantage in being able to acquire land, create masterplans, obtain entitlements, build quality homes and complete projects on budget and on schedule. Our executives are supported by a talented senior management team that was assembled at a time of dislocation in the homebuilding industry and hand-picked to build deep organizational strength designed to ensure execution of management’s business plan.
Significant Land Positions in Our Markets to Support Growth Plan
We believe that we have strong land positions strategically located within our core markets, many of which were acquired during the downturn and are controlled at favorable prices. The prior experience of our founders in the creation of thoughtful land plans and consumer-driven architecture provides us the ability to create unique communities, and enhance the value of our homes. Our Southern California assets are well located along key transportation corridors in major job centers in our submarkets. In the San Francisco Bay area, our assets are located within and around the Silicon Valley, a major employment center. In Sacramento, our assets are located in infill or existing master-planned communities, located near major employment centers, with a concentration of larger technology and medical companies and strong school districts.
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
History of Operational Discipline
Our management team possesses extensive and valuable expertise, including the growth and operation of a much larger homebuilder controlled by a large public company. The perspective gained from this experience has helped shape the strict discipline and hands-on management approach that we believe has been a key component of our initial success. With financial accountability at the project level, our strict operating discipline is a key part of our strategy to increase returns while effectively managing risk. However, like other growing companies, we face challenges in expanding our operations while trying to manage risk and maintaining our disciplined and hands-on approach.

We also have strong relationships with several institutional joint venture partners. As of December 31, 2014, we had 12 unconsolidated joint ventures with total assets of $521.6 million. We believe these relationships help maximize our return on equity and provide us the ability to participate in certain unique opportunities. Our 12 unconsolidated joint ventures consisted of eight homebuilding joint ventures and four land development joint ventures.
Absence of Legacy Issues Allows Us to Focus on the Growth of Our Business
Our absence of legacy issues enables us to focus on the growth of our business, as opposed to diverting attention and resources to manage troubled assets or other legacy issues. The majority of our land inventory was accumulated following the close of our IPO in January of 2014. We do not have any existing distressed assets or liabilities to manage, unlike many competitors that were affected by the unprecedented downturn in the real estate markets that resulted from the recession during 2008 and 2009. All of our real estate assets were acquired and are located in markets that we targeted after the downturn commenced.
Our Business Strategy
Our business strategy is focused on creating lasting neighborhoods through exceptional design, craftsmanship and homeowner experiences by people doing the best work of their lives. Our operations are focused on major metropolitan areas located in coastal Southern California, the San Francisco Bay area and metro Sacramento. Our business strategy is driven by the following:
Disciplined Acquisition of Attractive Land Positions
We believe that we have strong land positions strategically located within our core markets, many of which were acquired or that we acquired control over during the downturn in the market. We believe our professional reputation and long-standing relationships with key land sellers, including master plan community developers, brokers and other builders, as well as our institutional investors and joint venture partners, enable us to acquire well-positioned land parcels in our existing markets as well as new target markets. The strength of these relationships often provides us with a first look at acquisition opportunities and allows us to negotiate terms based on our reputation for delivering on our promises.
In addition, we plan to continue to leverage the strength of our land planning and land development expertise in each local market to position us to add value to our land, capture incremental profit opportunities and provide a steady supply of lots to support the significant planned growth of our homebuilding business. The experience and extensive relationships of our land acquisition professionals helps us to achieve entitlements in a timely manner in order to reduce market risk. We only seek to acquire land where we believe our development and entitlement skills can help us earn a risk-adjusted return that is accretive to our overall return on land or that is in excess of existing market opportunities. Furthermore, we have stringent underwriting return criteria that measure entitlement, development, market and financing risks for each proposed acquisition. These risks are quantified and a numeric risk value is determined, which is used to set our minimum required internal rate of return for the proposed acquisition.
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
Deliver a Diverse, Consumer-Driven Product Offering and a Superior Home Experience
We consider ourselves a local market, consumer-driven homebuilder with expertise across a wide variety of product types and customer segments, including the entry-level, move-up, move-down and luxury-focused customer segments. In addition to understanding the key economic drivers of demand in our markets, we focus on understanding the pool of potential buyers, the product types sought by those buyers and the proper price point for the product types in each market. We perform extensive consumer research that helps us create land plans and design homes that meet the needs and desires of our specific targeted buyers. Our homes are competitively priced, but are not designed to be the lowest cost option in the market. Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to the buyer’s lifestyle needs and enhancing communication, knowledge and satisfaction. Our selling process focuses on the homes’ features, benefits, quality and design. Our customers’ experience is measured by an independent survey company, beginning with the sales process. This customer feedback continues to be measured well after the buyer closes on the sale and is ultimately used to improve and differentiate the quality of our home products, selling experience and service for our customers.

A key element of our strategy is to allow all buyers to personalize their homes regardless of the price point. Unlike many homebuilders with centralized locations where buyers must travel to select options and upgrades, each of our communities has an on-site design center with dedicated designers who are knowledgeable about the attributes of the homes offered in the community. The specific options and upgrades, both structural and finishes, available for the community are selected by our buyers as they navigate the buying process. In many cases, options and upgrades selected by our buyers can form a substantial part of the total purchase price of a home and are typically priced with profit margins well in excess of the profit margins on the base home purchase before the options and upgrades. We also believe that the active participation of buyers in selecting options and upgrades results in buyers becoming more personally invested in their homes, which leads to fewer cancellations.
We spend an extensive amount of time studying and designing our products through the selection of architects, consultants and homeowner focus groups for all levels and price points in our target markets. We believe our diversified product strategy enables us to better serve a wide range of buyers, adapt quickly to changing market conditions and improve performance and returns while strategically reducing portfolio risk. We believe these steps improve the selling process, lead to a more satisfied homeowner, increase the number of buyers referred to our communities, and enhance our operating results.
Increase Active Community Count in Our Markets
Our belief that homebuilding is a local market business supports our strategy to pursue significant opportunities to expand our business in our existing markets. We continually review the allocation of capital among our markets, based on both aggregate demographic information and our own operating results. We use the results of these reviews to focus our investments on those markets where we believe we can increase our profitability and return on capital. Additionally, we engage in limited speculative building and proceed with community development in phases where we believe it is economically feasible to do so with the goal of optimizing community design and increasing profits. While our primary growth strategy will focus on increasing our market position in our existing markets, we are considering expansion opportunities through organic growth or acquisitions.
Vigilant Focus on Cost Structure
Cost control throughout our business permeates our corporate culture. Our management team maintains its focus on controlling costs and implementing measures designed to ensure that our organization is efficient. We competitively bid each phase of development while maintaining strong relationships with our trade partners. We manage production schedules closely and, while respecting our valued relationships, require accountability from our vendors and trade partners.
Description of Completed Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 48 months to complete from the initiation of homebuilding activity. Our land projects usually take approximately 24 to 48 months to complete from the acquisition of land. The following table presents project information relating to each of our markets as of December 31, 2014 and includes information for all completed projects from our inception and current projects under development where we are building and selling homes or lots for our own account or for our unconsolidated joint ventures, and all completed projects from our inception and current projects under development where we are acting as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of December 31, 2014	Lots as of December 31, 2014 (3)	Backlog at December 31, 2014 (4)	Homes or Lots delivered for the year ended December 31, 2014	Sales Range (in 000's)(5)
Company Projects
Southern California
Los Angeles County:
Canyon Oaks, Calabasas	2017	69	—	69	—	—	$1,000 - $1,400
Orange County:
Four Quartets, Irvine	2011	13	13	—	—	—	$370 - $550
Stonetree Manor, Irvine	2011	15	15	—	—	—	$640 - $730
Amelia, Irvine	2014	70	6	16	15	6	$1,800 - $2,450
Trevi, Irvine	2014	37	5	15	18	5	$2,400 - $3,480
Ventura County:
Twenty Oaks, Thousand Oaks	2015	20	—	20	—	—	$1,200 - $1,500
Southern California Total		224	39	120	33	11

Northern California
Alameda County:
Mission Blvd, Freemont	2016	33	—	33	—	—	$800 - $900
Contra Costa County:
Woodbury, Lafayette	2015	56	—	56	—	—	$850 - $1,800
El Dorado County:
Blackstone, El Dorado Hills	2015	72	—	72	—	—	$450 - $470
Placer County:
Lincoln Crossing, Lincoln	2011	27	27	—	—	—	$290 - $420
Strada, Roseville	2011	5	5	—	—	—	$180 - $200
Granite Bay, Granite Bay	2012	17	17	—	—	—	$670 - $1,140
Olive Ranch, Granite Bay	2013	12	12	—	—	10	$1,010 - $1,760
The Grove, Granite Bay	2014	32	2	8	5	2	$990 - $1,420
Sacramento County:
Madeira, Elk Grove	2010	34	34	—	—	—	$290 - $400
Marbella, Folsom	2012	5	5	—	—	—	$290 - $330
The Trails, Folsom	2012	79	79	—	—	8	$340 - $500
The Meadows, Folsom	2013	40	25	15	3	22	$420 - $560
Candela, Sacramento	2015	10	—	10	—	—	$340 - $370
San Mateo County:
Tidelands, San Mateo	2016	76	—	76	—	—	$750 - $1,200
Northern California Total		498	206	270	8	42
Company Projects Total		722	245	390	41	53

Unconsolidated Homebuilding Joint Venture Projects(6)
Southern California
Los Angeles County:
Aqua, Villa Metro, Valencia	2013	95	72	23	3	61	$300 - $400
Terra, Villa Metro, Valencia	2013	99	55	44	1	46	$340 - $480
Sol, Villa Metro, Valencia	2013	99	60	39	2	49	$370 - $480
Cielo, Villa Metro, Valencia	2014	22	8	14	10	8	$430 - $500
Village at Calabasas, Calabasas	2015	87	—	87	—	—	$1.100 - $1,400
Orange County:
The Field, Lambert Ranch, Irvine	2012	66	66	—	—	8	$930 - $1,490

County, Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of December 31, 2014	Lots as of December 31, 2014 (3)	Backlog at December 31, 2014 (4)	Homes or Lots delivered for the year ended December 31, 2014	Sales Range (in 000's)(5)
The Hill, Lambert Ranch, Irvine	2012	45	45	—	—	—	$1,240 - $2,220
The Grove, Lambert Ranch, Irvine	2012	58	58	—	—	2	$1,400 - $2,140
Meridian, Newport Beach	2014	79	21	58	17	21	$1,600 - $3,700
Oliva, San Juan Capistrano	2015	40	—	40	—	—	$1,900 - $2,700
Southern California Total		690	385	305	33	195

Northern California
Marin County:
Garden House, Rose Lane, Larkspur	2014	29	17	12	11	17	$1,650 - $3,020
Cottages, Rose Lane, Larkspur(7)	2014	14	14	—	—	14	$1,040 - $1,410
Terraces, Rose Lane, Larkspur(7)	2014	42	27	15	15	27	$640 - $1,200
Santa Clara County:
Row Towns, Orchard Park, San Jose	2014	107	9	98	8	9	$660 - $880
Court Towns, Orchard Park, San Jose	2014	60	9	51	3	9	$680 - $780
Condo Flats, Orchard Park, San Jose	2014	72	4	68	5	4	$690 - $780
Sacramento County:
McKinley Village	2015	336	—	336	—	—	$450 - $780
Northern California Total		660	80	580	42	80
Unconsolidated Homebuilding Joint Venture Projects Total		1,350	465	885	75	275

Unconsolidated Land Joint Venture Projects(6)
Southern California
Riverside County:
Bedford Ranch, Corona (8)	2016	1,435	—	1,200	—	—	—
Southern California Total		1,435	—	1,200	—	—

Northern California
Sacramento County:
Russell Ranch, Folsom (8)	2016	870	—	870	—	—	—
San Mateo County:
Foster Square, Foster (8)	2014	421	266	155	155	266	—
Yolo County:
Cannery Park (8)(10)	2015	547	—	547	265	—	—
Northern California Total		1,838	266	1,572	420	266
Unconsolidated Land Joint Venture Projects Total		3,273	266	2,772	420	266

County, Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of December 31, 2014	Lots as of December 31, 2014 (3)	Backlog at December 31, 2014 (4)	Homes or Lots delivered for the year ended December 31, 2014	Sales Range (in 000's)(5)
Fee Building Projects
Southern California
Orange County:
Carmel, Irvine	2011	96	96	—	n/a	—	$900 - $1,210
San Marino, Irvine	2012	47	47	—	n/a	—	n/a
Toscana, Irvine	2011	86	86	—	n/a	—	n/a
Mendocino, Irvine	2013	133	126	7	n/a	31	n/a
The Strand, Dana Point	2014	2	2	—	n/a	2	n/a
Mendocino Ext., Irvine	2014	114	77	37	n/a	77	n/a
Strada, Irvine	2014	224	9	215	n/a	9	n/a
Laurel, Irvine	2014	120	17	103	n/a	17	n/a
Jasmine, Irvine	2014	102	32	70	n/a	32	n/a
Jasmine Ext., Irvine	2015	126	—	126	n/a	—	n/a
Corte Bella, Irvine	2014	118	3	115	n/a	3	n/a
Entrata, Irvine	2014	123	14	109	n/a	14	n/a
Terrazza, Irvine	2014	149	10	139	n/a	10	n/a
Vista Scena, Irvine	2014	195	11	184	n/a	11	n/a
San Diego County:
Carlsbad 16, Carlsbad (9)	2013	16	16	—	n/a	—	n/a
Southern California Total		1,651	546	1,105		206

Fee Building Projects Total		1,651	546	1,105		206

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes or lots to be built at completion is subject to change, and there can be no assurance that we will build these homes or develop these lots.

(3)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of December 31, 2014, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of December 31, 2014. Of the foregoing lots, there were 17 completed and unsold homes other than those being used as model homes.

(4)
Backlog consists of homes or lots under sales contracts that had not closed as of December 31, 2014. There can be no assurance that delivery of sold homes or lots will occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities related to those projects.

(5)
Sales range reflects actual total price for homes already sold in the respective project and, where sales have not yet commenced for a project, anticipated sales prices for homes to be sold. The actual prices at which our homes are sold in the future may differ. Sales price range is not included for fee building projects where we are not responsible for sales activities.

(6)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures.

(7)	Cottages and Terraces have below-market homes as required by the Housing Authority of the County of Marin. The sales price range for these homes is excluded from the table.

(8)	This project is anticipated to be a lot sale program, in which we may buy lots from the unconsolidated joint venture or sell lots to merchant builders. As such, a sales range is not presented.

(9)
Planning related tasks for this community were completed during the year ended December 31, 2013 and the contract was terminated by the land owner. No homes were constructed. We had no remaining obligations under this contract as of December 31, 2013.

(10)	Cannery backlog includes lots sold to the Company.

Owned and Controlled Lots

As of December 31, 2014, we owned or controlled, pursuant to option contracts, purchase contracts or non-binding letters of intent, an aggregate of 929 lots. The following table presents certain information with respect to our, our unconsolidated joint ventures, and our fee building projects owned and controlled lots(1) as of December 31, 2014.

	Lots Owned	Lots Controlled(1)	Lots Owned and Controlled(1)
Company
Southern California	120	339	459
Northern California	270	200	470
Company Total	390	539	929

Unconsolidated Joint Ventures (2)
Homebuilding
Southern California	305	—	305
Northern California	580	—	580
Homebuilding Total	885	—	885

Land Development
Southern California	1,200	235	1,435
Northern California	1,572	—	1,572
Land Development Total	2,772	235	3,007

Unconsolidated Joint Ventures Total	3,657	235	3,892

Fee Building
Southern California	—	1,105	1,105
Fee Building Total	—	1,105	1,105

(1)
Includes lots that we and our unconsolidated joint ventures control under purchase and sale agreements or under executed non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures.

Acquisition Process
As of December 31, 2014, we and our unconsolidated joint ventures had 22 and 54 communities, respectively, containing 929 and 3,892 lots, including controlled lots. In addition, we had 10 communities containing 1,105 lots under our fee building arrangements as of December 31, 2014. We believe our current inventory of owned and controlled lots, including lots under land option or purchase contracts, will be adequate to supply our and our unconsolidated joint ventures’ projected deliveries through 2017.
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
Homebuilding, Marketing and Sales Process
The homes that we and our unconsolidated joint ventures are building range in price from approximately $300,000 to $4.1 million, with home sizes ranging from approximately 800 to 5,400 square feet. For the years ended December 31, 2014, 2013 and 2012, the average sales price of homes delivered from our projects was approximately $1.1 million, $435,000 and $457,000, respectively. The average sales price of homes delivered from our unconsolidated joint venture projects was $816,000, $1.2 million and $1.3 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
We typically develop communities in phases based upon projected sales. We seek to control the timing of construction of subsequent phases in the same community based on demand as evidenced by sales of homes in prior phases and the number of qualified potential homebuyers that exist on our priority buyer list. Our construction process is driven by sales contracts that generally precede the start of the construction of homes. The determination that a potential home buyer is qualified to obtain the financing necessary to complete the purchase is an integral part of our process. Once qualified, our on-site design centers, with designers dedicated to a specific community, work with the buyer to tailor the home to meet the buyer’s needs. This practice is designed to enhance the buyers’ design center experience and results in increased option sales.

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
We primarily sell our homes through our own sales representatives. Our in-house sales force works from sales offices located in model homes close to, or in each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables and tours of model homes. Sales personnel are licensed by the applicable real estate bodies in their respective markets and generally have had prior experience selling new homes in the local market.
As of December 31, 2014, we owned 33 model homes (23 of which were owned by our unconsolidated joint ventures). Generally, we build model homes at each project and have them professionally decorated to display design features and options available for purchase in the design center. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers. Structural changes in design from the model homes, other than those predetermined, are not generally permitted, but homebuyers may select various other optional construction and design amenities. Our on-site design centers are an integral part of our sales process. Specific options are selected for each community based upon the price of the home and anticipated buyer preferences. Options include structural (room configurations or pre-determined additional square footage), electrical, plumbing and finish options (flooring, cabinets, fixtures). In certain communities, we also offer turn-key landscape options. Each design center is managed by our own designers dedicated to the specific community. We believe this approach enables us to create a strong relationship with our buyers that result in fewer cancellations and increased revenue.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers through a preferred mortgage provider. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. For our projects, the cancellation rate, excluding our unconsolidated joint ventures, of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was 13%, 20% and 16% during the years ended December 31, 2014, 2013 and 2012, respectively. For our unconsolidated joint venture projects, the cancellation rate was 9%, 7% and 5% during the years ended December 31, 2014, 2013 and 2012, respectively. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates.
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
We maintain a quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, delivery and post-delivery periods. These employees are also responsible for providing after-sales customer service. Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home during construction and prior to delivery and using a third party, Eliant, to survey our homebuyers in order to improve our standards of quality and customer satisfaction.
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
Joint Ventures
Our joint venture strategy has been instrumental in allowing us to leverage our entity-level capital and establish a homebuilding and land development platform focused on high-growth, land-constrained markets in Southern and Northern California. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures. We also earn management and other fees from such joint ventures.
We serve as the administrative member, manager or managing member of each of our eight homebuilding and four land development joint ventures. We do not, however, exercise control over the joint ventures, as the joint venture agreements generally provide our respective partners with the right to consent to certain actions. Under the joint venture agreements, certain major decisions must be approved by the applicable joint venture’s executive committee, which is comprised of both our representatives and representatives of our joint venture partners. In addition, some of our joint venture agreements grant both partners a buy-sell right pursuant to which, subject to certain exceptions, either partner may initiate procedures requiring the other partner to choose between selling its interest to the other partner or buying the other partner’s interest. Additional information on our unconsolidated joint ventures is set forth below.

Entity Name (Project Name)	Location	Percent- age of Capital Contri- buted by Us	Our equity balance as of December 31, 2014 (1)(in 000's)				Opening/Planned Opening(3)	Total Number of Homes/Lots	Cumulative homes or lots delivered as of December 31, 2014	Backlog as of December 31, 2014(4)	Lots Owned as of December 31, 2014	Lots Controlled as of December 31, 2014
				Total Unconsolidated Joint Venture (in 000's)
				Assets	Debt (2)	Equity (1)
LR8 Investors, LLC (Lambert Ranch)	Irvine, California	5%	$612	$4,517	$—	$2,041	2012	169	169	—	—	—
Larkspur Land 8 Investors, LLC (Rose Lane)	Larkspur, California	10%	2,297	38,559	11,341	22,968	2013	85	58	26	27	—
TNHC-HW San Jose, LLC (Orchard Park)	San Jose, California	15%	7,116	77,959	25,513	47,438	2014	239	22	16	217	—
TNHC-TCN Santa Clarita LP (Villa Metro)	Santa Clarita, California	10%	1,920	29,477	6,795	19,200	2013	315	195	16	120	—
TNHC Newport LLC (Meridian)	Newport Beach, California	12%	7,368	92,276	21,999	60,734	2014	79	21	17	58	—
Encore McKinley Village, LLC (McKinley Village)	Sacramento, California	10%	2,271	25,736	2,346	22,638	2015	336	—	—	336	—
TNHC San Juan LLC (Oliva)	San Juan Capistrano, California	20%	9,948	25,085	—	24,024	2015	40	—	—	40	—
TNHC Russell Ranch LLC (Russell Ranch)(5)	Folsom, California	35%	5,972	37,538	20,000	17,066	2015	870	—	—	870	—
TNHC-HW Foster City LLC (Foster Square)(5)	Foster City, California	35%	1,307	23,010	—	2,812	2014	421	266	155	155	—
Calabasas Village LP (Avanti)	Calabasas, California	10%	2,697	28,752	—	26,968	2015	87	—	—	87	—
TNHC-HW Cannery LLC (Cannery Park)(5)(6)	Davis, California	35%	16,601	50,249	—	47,264	2014	547	—	265	547	—
Arantine Hills Holdings LP (Bedford Ranch)(5)	Corona, California	5%	2,455	88,452	—	87,862	2016	1,435	—	—	1,200	235
Total Unconsolidated Joint Ventures			$60,564	$521,610	$87,994	$381,015		4,623	731	495	3,657	235

(1)	Amounts reflect capital contributions, distributions and cumulative net income or loss.

(2)
Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2014 are as follows: $11.3 million matures in 2015, $40.3 million matures in 2016, $34.0 million matures in 2017, $0 matures in 2018 and $2.3 million matures in 2019.

(3)	Represents planned year in which model homes will be open for sales at the communities, except for land development joint ventures where it represents expected commencement date of lot sales.

(4)
Backlog consists of homes or lots under sales contracts that had not yet closed as of December 31, 2014, and there can be no assurance that delivery of sold homes or lots will occur. Backlog has not been reduced to reflect our historical cancellation rate.

(5)	Land development joint ventures.

(6)	Cannery backlog includes lots sold to the Company.
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
Segments

For financial information about our segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the Consolidated Financial Statements.
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

Employees
As of December 31, 2014, we had 234 employees, 118 of whom were executive, management and administrative personnel located in our offices and 116 were located at our projects. Although none of our employees are covered by collective bargaining agreements, certain of the third party trade partners engaged by us primarily as general contractors are represented by labor unions or are subject to collective bargaining arrangements. We believe that relations with our employees and trade partners are very good. See Item 1A - Risk Factors - "Our business and results of operations depend on the availability and skill of trade partners."
Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. However, in the future we may become involved in various legal proceedings arising in the ordinary course of business or otherwise.
Our Offices
Our principal executive offices are located at 85 Enterprise, Suite 450, Aliso Viejo, California 92656. Our main telephone number is (949) 382-7800. Our internet website is www.NWHM.com. We will make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission. Copies of these reports, and any amendment to them, are available free of charge upon request. The information contained in, or that can be accessed through our website is not incorporated by reference and is not a part of this annual report on Form 10-K.
Executive Officers of the Registrant
The following individuals are our executive officers as of March 6, 2015:

Name	Age	Position
Mr. H. Lawrence Webb	66	Chief Executive Officer and Chairman of our Board of Directors (Class 3 term will expire in 2017)
Mr. Wayne Stelmar	60	Chief Financial Officer, Secretary and Director (Class 2 term will expire in 2016)
Mr. Joseph D. Davis	64	Chief Investment Officer
Mr. Tom Redwitz	60	Chief Operating Officer

Item 1A.	Risk Factors
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
Our business strategy is focused on the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in coastal Southern California, the San Francisco Bay area and metro Sacramento and the potential entry into other markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, the state of California recently experienced severe budget shortfalls and has raised taxes and increased fees to offset the deficit. If these conditions in California persist or worsen, our business, prospects, liquidity, financial condition and results of operations could materially suffer. If the current, relatively weak buyer demand for new homes in California continues or worsens, home prices could stagnate or continue to decline, which would have a material adverse effect on us.
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

Changes in tax laws can increase the after tax cost of owning a home, and further tax law changes could adversely affect demand for the homes we build.

Under current tax law certain significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, tax liability. However, the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, resulted in higher income tax rates and limits the amount of mortgage interest individuals can deduct in computing their income tax liability. The limit on deductibility of mortgage interest can increase the after-tax cost of owning a home for some individuals.
Any additional increases in personal income tax rates and/or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations.
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
As discussed under “Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources—Seasonality” we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. We expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the homebuilding industry returns to a more normal operating environment, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in 2015 and beyond, if at all.
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
We own interests in projects through 13 joint ventures, 12 of which are unconsolidated. As of December 31, 2014, we had investments in our unconsolidated joint ventures of $60.6 million. We may enter into additional joint ventures in the future, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

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
The cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders), excluding our unconsolidated joint ventures, was approximately 13%, 20% and 16%, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively. Our cancellation rate for our unconsolidated joint venture projects was 9%, 7% and 5% for the years ended December 31, 2014, 2013 and 2012, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, other changes in homebuyers' financial condition, changes in homeowner preferences, and adverse changes in economic conditions. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than with respect to certain design-related deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.
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
Although we achieved profitable operations in 2014 and 2013, we generated net losses of $1.4 million in 2012 and $2.3 million in 2011. We may not be able to sustain or increase profitability on an annual basis going forward. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. As a result, the price of our shares of common stock may decline, and you may lose a portion or all of your investment.

Our operating performance is subject to risks associated with the real estate industry.
Real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for operations, as well as the value of our real estate assets. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•	adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•	adverse changes in buyer preferences;

•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•	reductions in the level of demand for and increases in the supply of land suitable for development;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms or at all;

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
We began operations in the third quarter of 2009, and we sold our first home in 2010. Through December 31, 2014, we have delivered 1,256 homes (including 465 and 546 through our unconsolidated joint venture and fee building projects, respectively), and, subsequent to our IPO, have begun to significantly expand our operations. Our business plan requires us to continue to expand our operations. This expansion has placed, and is expected to continue to place, a significant demand on our management, operational and financial resources. In order to manage our continued growth, we may be required to raise additional capital, improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage a growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate, and we may be unable to obtain the necessary capital, to support our anticipated growth. If we are unable to manage our growth effectively, our financial position and results of operations may be adversely affected.
Risks Related to Our Indebtedness
We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is both recourse and non-recourse to us, and we anticipate that future indebtedness will be likewise. As of December 31, 2014, we had approximately $144.0 million in loan commitments, of which $113.8 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service costs. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our board of directors may change our target debt levels at any time without the approval of our stockholders.
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
As of December 31, 2014, we had approximately $144.0 million in loan commitments, of which $113.8 million was outstanding. As part of our financing strategy, we may incur a significant amount of additional debt. Our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of a favorable return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
Our company was founded in August 2009, and through the year ended December 31, 2012, we incurred losses. In association with our initial public offering, TNHC LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed The New Home Company Inc. Given our limited operating history, you have limited historical information upon which to evaluate our prospects, including our ability to acquire desirable land parcels, develop such land and market our homes. In addition, we cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies as described in this annual report on Form 10-K and in other public statements and filings made with the Securities and Exchange Commission. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness. You should not rely upon the past performance of our management team, as past performance may not be indicative of our future results.
We depend on key personnel.
Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, H. Lawrence Webb, our Chief Executive Officer, Wayne Stelmar, our Chief Financial Officer, Joseph Davis, our Chief Investment Officer, and Thomas Redwitz, our Chief Operating Officer, each of whom would be difficult to replace. Although we have entered into employment agreements with Messrs. Webb, Stelmar, Davis and Redwitz, there is no guarantee that these executives will remain employed with us and we have not adopted a succession plan. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave depends on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. Although we are currently considering our coverages, we have not obtained key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.
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

Failure by our directors, executives or employees to comply with applicable codes of conduct could materially and adversely affect us and the market price of our stock.

We have adopted a Code of Business Conduct and Ethics and a Code of Ethics for senior executives and financial officers. Our adoption of these codes and other standards of conduct is not a representation or warranty that all persons subject to those codes or standards are or will be in complete compliance. The failure of a director, executive or employee to comply with applicable codes or standards of conduct may result in termination of the relationship and/or adverse publicity, either of which could materially and adversely affect us and the market price of our stock.

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
Prior to our initial public offering in January 2014, there was no market for our equity. Although our common stock is listed on the New York Stock Exchange under the symbol "NWHM," an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

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
In connection with our initial public offering, we, our officers and directors, TNHC Partners LLC and our non-management institutional investors and others agreed that for a period of 180 days from January 30, 2014, we and they will not, without the prior written consent of Citigroup Global Markets Inc., dispose of or hedge any shares or any securities convertible into or exchangeable for our common stock, subject to certain exceptions. The restrictions under the lock-up agreements expired, therefore, shares of our common stock are available for resale into the market, subject to applicable law, which could reduce the market price for our common stock.
We entered into a registration rights agreement with the members of TNHC LLC, including the members of our management team and the institutional investors in TNHC LLC, with respect to the shares of our common stock that they received as part of our formation transactions. We refer to these shares collectively as the “registrable shares.” Pursuant to the registration rights agreement, we have granted the members of TNHC LLC and their direct and indirect transferees shelf registration rights requiring us to file a shelf registration statement and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the registrable shares registered for resale, and, in certain circumstances, the right to “piggy-back” the registrable shares in registration statements we might file in connection with any future public offering.
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
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 15,800 square feet and expires in December 2018. In addition, we lease divisional offices in Northern and Southern California, including approximately 6,800 square feet through April 2017 in Roseville, approximately 6,100 square feet through May 2018 in Walnut Creek, and approximately 1,400 square feet through July 2015 in Agoura Hills. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 - Business.

Item 3.	Legal Proceedings
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “NWHM” and began trading on January 31, 2014. The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated, as reported by the NYSE.

	2014
Quarter Ended	High	Low
June 30	$15.21	$11.50
September 30	$14.98	$12.50
December 31	$15.96	$12.80

The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference.

The above graph is based upon common stock and index prices calculated as of the end of each period. The Company’s common stock closing price on December 31, 2014 was $14.48 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of March 6, 2015, we had 8 holders of record of our common stock. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future.”

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
Our historical consolidated balance sheet information as of December 31, 2014, 2013, 2012 and 2011, and consolidated statement of operations information for the years ended December 31, 2014, 2013, 2012 and 2011 and for the period from August 18, 2010 (inception) through December 31, 2010 and the period from January 1, 2010 through August 17, 2010 have been derived from the historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm.

	As of December 31,
	2014	2013	2012	2011
Consolidated Balance Sheet Data
Cash, cash equivalents and restricted cash	$44,340,090	$9,671,576	$6,152,048	$5,523,851
Receivables	15,826,350	7,736,662	6,100,836	59,317
Real estate inventories	163,564,181	45,350,479	39,268,764	28,890,573
Investment in unconsolidated joint ventures	60,564,033	32,269,546	12,424,229	4,854,584
Other assets	7,663,452	3,921,033	564,839	433,465
Total assets	$291,958,106	$98,949,296	$64,510,716	$39,761,790
Notes payable to member	$—	$—	$1,000,000	$—
Notes payable	113,751,334	17,883,338	16,721,878	9,383,462
Accounts payable and accrued expenses	27,781,087	15,538,864	11,214,124	2,526,739
Total liabilities	141,532,421	33,422,202	28,936,002	11,910,201
Stockholders’ equity	148,083,678	—	—	—
Members’ equity	—	64,355,719	35,574,714	27,851,589
Noncontrolling interest in subsidiary	2,342,007	1,171,375	—	—
Total equity	150,425,685	65,527,094	35,574,714	27,851,589
Total liabilities and equity	$291,958,106	$98,949,296	$64,510,716	$39,761,790

	TNHC Inc.	TNHC LLC				Predecessor
	Year Ended December 31,	Year Ended December 31,			Period From August 18, 2010 (Inception) Through December 31,	Period From January 1, 2010 Through August 17,
	2014	2013	2012	2011	2010	2010
Consolidated Statement of Operations Data:
Home sales(1)	$56,094,345	$35,662,980	$24,197,956	$25,624,111	$5,319,408	$538,598
Cost of home sales(1)	47,660,396	28,979,493	20,779,338	21,774,199	4,423,236	399,995
Homebuilding gross profit	8,433,949	6,683,487	3,418,618	3,849,912	896,172	138,603
Fee building	93,562,485	47,565,505	28,268,675	16,522,946	11,494,347	12,941,110
Cost of fee building	89,055,951	42,317,737	26,505,042	16,762,666	11,331,286	12,764,497
Fee building gross profit (loss)	4,506,534	5,247,768	1,763,633	(239,720)	163,061	176,613
Land sales gross margin	—	—	(321,791)	—	—	—
Abandoned project costs	753,994	874,719	408,642	128,798	—	—
Selling and marketing	3,166,142	1,771,771	1,677,058	1,748,430	453,799	134,002
General and administrative	12,419,563	7,107,518	4,474,949	3,997,617	848,114	328,295
	(3,399,216)	2,177,247	(1,700,189)	(2,264,653)	(242,680)	(147,081)
Equity in net income (loss) of unconsolidated joint ventures	8,443,136	4,735,224	349,445	(38,916)	—	—
Guaranty fee income	18,927	113,562	85,172	—	—	—
Other expense, net	(59,354)	(30,142)	(15,048)	(14,750)	(10,596)	(6,048)
Income (loss) before taxes	5,003,493	6,995,891	(1,280,620)	(2,318,319)	(253,276)	(153,129)
Provision for taxes	(246,422)	(290,386)	(71,255)	(10,149)	—	—
Net income (loss)	4,757,071	6,705,505	(1,351,875)	(2,328,468)	(253,276)	(153,129)
Net loss attributable to noncontrolling interests	29,472	500	—	—	—	—
Net income (loss) attributable to The New Home Company	$4,786,543	$6,706,005	$(1,351,875)	$(2,328,468)	$(253,276)	$(153,129)
Earnings (loss) per share attributable to The New Home Company
Basic	$0.30	$0.85	$(0.27)	$(0.66)	$(0.11)	$(0.18)
Diluted	$0.30	$0.85	$(0.27)	$(0.66)	$(0.11)	$(0.18)

Operating Data - Company Projects
Net new home orders	79	72	72	45	15	4
New homes delivered	53	82	53	49	8	—
Average sales price of homes delivered	$1,058,000	$435,000	$457,000	$523,000	$665,000	$—
Cancellation rate	13%	20%	16%	25%	10%	—%
Average selling communities	3.4	3.0	4.0	4.0	3.0	1.0
Selling communities at end of period	4	3	3	4	3	1
Backlog at end of period, number of homes	41	15	26	7	11	4
Backlog at end of period, aggregate sales value	$86,711,000	$11,867,000	$10,593,000	$5,074,000	$3,982,000	$1,177,000
Average sales price of backlog	$2,115,000	$791,000	$407,000	$725,000	$362,000	$294,000

						Predecessor
	Year Ended December 31,				Period From August 18, 2010 (Inception) Through December 31,	Period From January 1, 2010 Through August 17,
	2014	2013	2012	2011	2010	2010
Operating and Financial Data – Unconsolidated Joint Ventures(2)
Net income (loss)	$41,174,059	$35,434,206	$8,652,751	$(766,819)	$—	$—
The Company's equity in net income (loss) of unconsolidated joint ventures	$8,443,136	$4,735,224	$349,445	$(38,916)	$—	$—
Management fees earned by the Company(3)	$9,582,442	$8,250,764	$2,949,365	$844,411	$—	$—

Homebuilding
Home sales	$224,497,517	$183,038,268	$56,018,517	$—	$—	$—
Homebuilding gross profit	$50,195,612	$49,728,254	$14,470,281	$—	$—	$—
Net new home orders	288	156	96	—	—	—
New homes delivered	275	148	42	—	—	—
Average sales price of homes delivered	$816,000	$1,237,000	$1,334,000	$—	$—	$—
Cancellation rate	9%	7%	5%	—	—	—
Average selling communities	8.5	3.6	3.0	—	—	—
Selling communities at end of period	8	6	3	—	—	—
Backlog at end of period, number of homes	75	62	54	—	—	—
Backlog at end of period, aggregate home sales value	$114,988,000	$42,570,000	$72,921,000	$—	$—	$—
Average home sales price of backlog	$1,533,000	$687,000	$1,350,000	$—	$—	$—

Land
Land sales	$46,887,847	$—	$—	$—	$—	$—
Land gross profit	$11,922,364	$—	$—	$—	$—	$—
Net new lot orders	686	—	—	—	—	—
New lots delivered	266	—	—	—	—	—
Backlog at end of period, number of lots	420	—	—	—	—	—
Backlog at end of period, aggregate land sales value	$89,103,300	$—	$—	$—	$—	$—

	As of December 31,
	2014	2013	2012	2011
Balance Sheet Data – Unconsolidated Joint Ventures
Total assets, primarily real estate inventories	$521,610,365	$287,690,268	$173,255,773	$92,622,144
Total liabilities, primarily accounts payable and notes payable	$140,595,715	$83,658,411	$44,673,841	$21,610,963
The Company’s equity	60,564,033	32,269,546	12,424,229	4,854,584
Other partners’ equity	320,450,617	171,762,311	116,157,703	66,156,597
Total equity	381,014,650	204,031,857	128,581,932	71,011,181
Total liabilities and equity	$521,610,365	$287,690,268	$173,255,773	$92,622,144
						Predecessor
	Year Ended December 31,				Period From August 18, 2010 (Inception) Through December 31,	Period From January 1, 2010 Through August 17,
	2014	2013	2012	2011	2010	2010
Operating Data – Fee Building Projects
Homes started	550	215	114	88	—	49
Homes delivered	206	194	50	47	37	12
Homes under construction at end of period	470	126	105	41	—	37

(1)
During the years ended December 31, 2011 and 2010, the Company entered into a fee building services agreement that allowed us to independently operate a design center and directly market upgrade options to the landowners’ homebuyers. We recognized revenue for these option upgrades in accordance with ASC 360-20, "Property, Plant and Equipment, Real Estate Sales", as more fully described in the notes to the consolidated financial statements. During the years ended December 31, 2011 and 2010, we recognized revenue for these option upgrades of $3.2 million and $2.8 million, which is included above in home sales. The cost of these option upgrades, included above in cost of home sales, was $2.5 million and $2.2 million during the years ended December 31, 2011 and 2010, respectively. These revenues and costs were for the delivery of option upgrades on 47 and 49 homes, respectively, which are included in the operating data for fee building services.

(2)
“Operating and Financial Data – Unconsolidated Joint Ventures” reflects the data for the ventures and not our share thereof. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures. A description of such share of distributions in excess of our capital interest for each of our joint ventures is described under “Business—Joint Ventures.” Such financial data is not included in our financial data for GAAP purposes, but is recognized in our results of operations as a component of equity in net income (loss) of unconsolidated joint ventures. We have interests in several unconsolidated joint ventures and this information has been included to provide additional information about the operations and financial condition of our unconsolidated joint ventures. This data is included for informational purposes only.

(3)
We have entered into agreements with our unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the agreements, we receive a management fee based on each project’s revenues. During the years ended December 31, 2014, 2013, 2012 and 2011, we earned $9.6 million, $8.3 million, $2.9 million and $0.8 million, respectively, in management fees, which have been recorded as fee building revenue.

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

Consolidated Financial Data

	Year Ended December 31,
	2014	2013	2012
Revenues:
Home sales	$56,094,345	$35,662,980	$24,197,956
Fee building, including management fees from unconsolidated joint ventures of $9,582,442, $8,250,764 and $2,949,365, respectively	93,562,485	47,565,505	28,268,675
Land sales	—	—	2,940,100
	149,656,830	83,228,485	55,406,731
Expenses:
Cost of homes sales	47,660,396	28,979,493	20,779,338
Cost of fee building	89,055,951	42,317,737	26,505,042
Cost of land sales	—	—	3,261,891
Abandoned project costs	753,994	874,719	408,642
Selling and marketing	3,166,142	1,771,771	1,677,058
General and administrative	12,419,563	7,107,518	4,474,949
	153,056,046	81,051,238	57,106,920
Equity in net income of unconsolidated joint ventures	8,443,136	4,735,224	349,445
Guaranty fee income	18,927	113,562	85,172
Other expense, net	(59,354)	(30,142)	(15,048)
Income (loss) before taxes	5,003,493	6,995,891	(1,280,620)
Provision for taxes	(246,422)	(290,386)	(71,255)
Net income (loss)	4,757,071	6,705,505	(1,351,875)
Net loss attributable to noncontrolling interests	29,472	500	—
Net income (loss) attributable to The New Home Company Inc.	$4,786,543	$6,706,005	$(1,351,875)

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net New Home Orders and Backlog

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Net new home orders	79	72	7	10%
Cancellation rate	13%	20%	(7)%	(35)%
Average selling communities	3.4	3.0	0.4	13%
Selling communities at end of period	4	3	1	33%
Backlog (dollar value)	$86,711,000	$11,867,000	$74,844,000	631%
Backlog (homes)	41	15	26	173%
Average sales price of backlog	$2,115,000	$791,000	$1,324,000	167%

Net new home orders for the year ended December 31, 2014 increased 10% to 79, compared to 72 during the same period in 2013. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2014 was 23.2 per average selling community (1.9 monthly), compared to 24.0 per average selling community (2.0 monthly) during the same period in 2013.

Our cancellation rate of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 13% for the year ended December 31, 2014 as compared to 20% for the same period in 2013. Our average number of selling communities increased by 0.4 for the year ended December 31, 2014 compared to the same period in 2013.

Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to seven months, although we may experience cancellations of sales contracts prior to delivery. The number of homes in backlog as of December 31, 2014 compared to December 31, 2013 increased 173% as a result of increased net new home orders and a decrease of new home deliveries. The dollar value of backlog increased $74.8 million, or 631%, as of December 31, 2014 compared to December 31, 2013 primarily due to the opening of two new communities in Irvine, California with average sales prices of $2.0 million and $2.8 million.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	53	82	(29)	(35)%
Home sales revenue	$56,094,345	$35,662,980	$20,431,365	57%
Average sales price of homes delivered	$1,058,000	$435,000	$623,000	143%
New home deliveries decreased by 29, or 35%, during the year ended December 31, 2014 compared to the same period in 2013. The decrease in new home deliveries was primarily due to the closeout of one community in Sacramento, California, coupled with the mid-year opening of three new communities.
During the year ended December 31, 2014, home sales revenue increased by $20.4 million, or 57%, from the same period in 2013 due to an increase in the average sales price of homes delivered, offset partially by a decrease in the number of new homes delivered. The increase in average sales price of homes delivered was primarily due to the opening of two new communities in Irvine, California as noted above.

Homebuilding

	Year Ended December 31,
	2014	%	2013	%
Home sales revenue	$56,094,345	100.0%	$35,662,980	100.0%
Cost of home sales	47,660,396	85.0%	28,979,493	81.3%
Homebuilding gross margin	8,433,949	15.0%	6,683,487	18.7%
Add: interest in cost of home sales	532,286	1.0%	549,971	1.5%
Adjusted homebuilding gross margin(1)	$8,966,235	16.0%	$7,233,458	20.2%
Homebuilding gross margin percentage	15.0%		18.7%
Adjusted homebuilding gross margin percentage(1)	16.0%		20.2%

(1)	Non-GAAP financial measure (as discussed below).
Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin decreased to 15.0% for the year ended December 31, 2014 as compared to 18.7% for the same period in 2013. During the fourth quarter of 2014, we delivered 11 homes at two communities in Irvine, California. These deliveries generated $27.5 million of home sales revenue and occurred on finished lots purchased from a masterplan community developer. Under the terms of our purchase agreement, we acquire finished lots in these communities under a favorable option structure in exchange for payment of a profit participation and a higher cost of land to the developer. The profit participation and higher cost of land in these two communities were the primary reason homebuilding gross margin percentage decreased.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 16.0% for the year ended December 31, 2014, compared to 20.2% for the same period in 2013. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Year Ended December 31,
	2014	%	2013	%
Fee building revenues	$93,562,485	100.0%	$47,565,505	100.0%
Cost of fee building	89,055,951	95.2%	42,317,737	89.0%
Fee building gross margin	$4,506,534	4.8%	$5,247,768	11.0%
Fee building revenues include (i) billings to independent third-party land owners for general contracting services, and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect costs that are reimbursable by the land owner, and (ii) G&A expenses that are attributable to fee building activities.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered. Fee building revenues increased to $93.6 million for the year ended December 31, 2014 compared to $47.6 million for the same period during 2013, primarily due to the increase in construction activity in the fee building communities. Included in fee building revenues were (i) $84.0 million and $39.3 million of billings to land owners for the years ended December 31, 2014 and 2013, respectively, and (ii) $9.6 million and $8.3 million of management fees from our unconsolidated joint ventures for the years ended December 31, 2014 and 2013, respectively.
The Company’s fee building revenues have historically been concentrated in a small number of customers. For the years ended December 31, 2014, 2013 and 2012, one customer comprised 87%, 75% and 95% of fee building revenue, respectively. As of December 31, 2014 and 2013, one customer comprised 98% and 82% of contracts and accounts receivables, respectively.

Cost of fee building increased to $89.1 million for the year ended December 31, 2014 compared to $42.3 million for the same period during 2013. The amount of G&A expenses included in cost of fee building were $9.3 million and $5.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in billings to land owners and the related increase in G&A expenses were the primary reasons fee building gross margin percentage decreased to 4.8% from 11.0% for the years ended December 31, 2014 and 2013, respectively.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs for specific projects, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the year ended December 31, 2014, abandoned project costs decreased slightly to $0.8 million from $0.9 million during the year ended December 31, 2013.
Equity in Net Income of Unconsolidated Joint Ventures
As of December 31, 2014 and 2013, we had ownership interests in 12 and 11, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $41.2 million and $35.4 million in net income during the years ended December 31, 2014 and 2013, respectively. The net income of our unconsolidated joint ventures increased primarily due to land sales revenue recognized by one joint venture during the fourth quarter of 2014. Our equity in net income from unconsolidated joint ventures was $8.4 million for the year ended December 31, 2014, compared to equity in net income of $4.7 million for the same period in 2013.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
			Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures - Homebuilding
Net New Home Orders, Revenues and Deliveries
Net new home orders	288	156	132	85%
Cancellation rate	9%	7%	2%	29%
Average selling communities	8.5	3.6	4.9	136%
Selling communities at end of period	8	6	2	33%
Backlog (dollar value)	$114,988,000	$42,570,000	$72,418,000	170%
Backlog (homes)	75	62	13	21%
Average sales price of backlog	$1,533,000	$687,000	$846,000	123%
New homes delivered	275	148	127	86%
Home sales revenue	$224,497,517	$183,038,268	$41,459,249	23%
Average sales price of homes delivered	$816,000	$1,237,000	$(421,000)	(34)%

Net new home orders from unconsolidated joint ventures increased to 288 from 156, or 85%, for the years ended December 31, 2014 and 2013, respectively, primarily due to an increase in the number of average selling communities. The absorption rate for unconsolidated joint ventures for the year ended December 31, 2014 was 33.9 per average selling community (2.8 monthly), compared to 43.3 per average selling community (3.6 monthly) during the same period in 2013.
The cancellation rate of unconsolidated joint venture projects was approximately 9% for the year ended December 31, 2014 as compared to 7% for the same period in 2013. The number of homes in backlog from unconsolidated joint ventures as of December 31, 2014 increased by 13 from December 31, 2013 primarily due to the 85% increase in net new home orders, offset partially by an increase in new home deliveries. The dollar value of backlog as of December 31, 2014 compared to December 31, 2013 increased due to the increase in the number of homes in backlog and the average sales price of backlog. The average sales price of backlog increased by $846,000 primarily due to a change in product mix.

New homes delivered from unconsolidated joint ventures increased to 275 from 148, or 86%, for the years ended December 31, 2014 and 2013, respectively, primarily due to an increase in community count. Home sales revenue from unconsolidated joint ventures increased to $224.5 million from $183.0 million, or 23%, during the years ended December 31, 2014 and 2013, respectively, primarily due to the increase in new homes delivered, offset partially by the decrease in average sales price of homes delivered resulting from a change in community mix.

	Year Ended December 31,
	2014	%	2013	%
Unconsolidated Joint Ventures - Homebuilding
Unconsolidated joint ventures home sales revenue	$224,497,517	100.0%	$183,038,268	100.0%
Cost of unconsolidated joint ventures home sales	174,301,905	77.6%	133,310,014	72.8%
Unconsolidated joint ventures homebuilding gross margin	50,195,612	22.4%	49,728,254	27.2%
Add: interest in cost of unconsolidated joint venture home sales	2,885,249	1.2%	3,256,806	1.8%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$53,080,861	23.6%	$52,985,060	29.0%
Unconsolidated joint ventures homebuilding gross margin percentage	22.4%		27.2%
Adjusted unconsolidated joint ventures homebuilding gross margin percentage (1)	23.6%		29.0%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage was 23.6% for the year ended December 31, 2014, compared to 29.0% for the same period in 2013. Adjusted unconsolidated joint ventures homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures homebuilding gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
			Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures - Land
Net New Lot Orders, Revenues and Deliveries
Net new lot orders	686	—	686	—%
Backlog (dollar value)(1)	$89,103,300	$—	$89,103,300	—%
Backlog (lots)(1)	420	—	420	—%
New lots delivered	266	—	266	—%
Land sales revenue	$46,887,847	$—	$46,887,847	—%

(1)	Amounts include $33.9 million of backlog dollar value and 145 lots related to purchase contracts between an unconsolidated joint venture and the Company.

During the year ended December 31, 2014, our Foster City and Cannery Park joint ventures began selling lots and the Foster City joint venture also began delivering lots. No such activity occurred during the year ended December 31, 2013.

	Year Ended December 31,
	2014	%	2013	%
Unconsolidated Joint Ventures - Land
Unconsolidated joint ventures land sales revenue	$46,887,847	100.0%	$—	—%
Cost of unconsolidated joint ventures land sales	34,965,483	74.6%	—	—%
Unconsolidated joint ventures land gross margin	11,922,364	25.4%	—	—%
Add: interest in cost of unconsolidated joint venture land sales	172,976	0.4%	—	—%
Adjusted unconsolidated joint ventures land gross margin (1)	$12,095,340	25.8%	$—	—%
Unconsolidated joint ventures land gross margin percentage	25.4%		—%
Adjusted unconsolidated joint ventures land gross margin percentage (1)	25.8%		—%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of land sales, adjusted unconsolidated joint ventures land gross margin percentage was 25.8% for the year ended December 31, 2014, compared to none for the same period in 2013. Adjusted unconsolidated joint ventures land gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture land sales back to unconsolidated joint ventures land gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture land operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture land gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture land gross margin, the nearest GAAP equivalent.
The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	December 31,		Increase (Decrease)
	2014	2013	Amount	%
Unconsolidated Joint Ventures - Lots Owned and Controlled
Homebuilding
Lots owned	885	824	61	7%
Lots controlled (1)	—	328	(328)	(100)%
Homebuilding Total	885	1,152	(267)	(23)%
Land Development
Lots owned	2,772	870	1,902	219%
Lots controlled (1)	235	951	(716)	(75)%
Land Development Total	3,007	1,821	1,186	65%
Total	3,892	2,973	919	31%

(1)	Consists of lots that are under purchase and sale agreements.

Selling, General and Administrative Expenses

	Year Ended December 31,		As a Percentage of
			Home Sales Revenue
	2014	2013	2014	2013
Selling and marketing expenses	$3,166,142	$1,771,771	5.6%	5.0%
General and administrative expenses (“G&A”)	12,419,563	7,107,518	22.1%	19.9%
Total selling, marketing and G&A	$15,585,705	$8,879,289	27.7%	24.9%

Selling and marketing expenses incurred during the year ended December 31, 2014 increased to 5.6% of home sales revenue compared to 5.0% for the same period in 2013. The increase in selling and marketing expense during the year ended December 31, 2014 as compared to the same period in 2013 is primarily due to an increase in the number of sales personnel and marketing costs related to three new communities that opened during the second quarter of 2014 that began delivering homes in the fourth quarter of 2014.
During the year ended December 31, 2014, G&A expenses increased to $12.4 million from $7.1 million for the same period in 2013. The increase was primarily attributable to (i) an increase of $1.8 million in stock-based compensation due to new option and restricted share unit awards granted during the first quarter of 2014, (ii) an increase in personnel as a result of the increase in, and level of activity of our projects, and (iii) an increase in outside services, professional fees and board of director costs related to public company requirements, and other costs incurred to support our growth. G&A expenses as a percentage of home sales revenue increased to 22.1% for the year ended December 31, 2014 from 19.9% for the year ended December 31, 2013.
Guaranty Fee Income
During the years ended December 31, 2014 and 2013, we recognized $18,927 and $113,562, respectively, in guaranty fee income from one of our unconsolidated joint ventures for certain loan guaranties provided over a 12-month period by us on behalf of the unconsolidated joint venture, which ended during the first quarter of 2014.
Other Expense, Net
Other expense, net, increased slightly during the year ended December 31, 2014 compared to the same period in 2013 due primarily to an increase in state franchise tax fees, offset partially by interest earned on our cash balances.

Provision for Taxes

During 2013 and for the first 30 calendar days of 2014, we were a Delaware LLC, which was treated as a partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by us were the obligation of the members. Federal and state taxes provided during 2013 and the first 30 calendar days of 2014 relate to a subsidiary that is treated as a C Corporation.

On January 30, 2014, the Company completed its IPO and reorganized from a Delaware LLC into a Delaware corporation. For the year ended December 31, 2014, the Company recorded a tax provision of $0.2 million. The effective tax rate for the year ended December 31, 2014 differs from the 35% statutory tax rate due to (i) the recognition of a tax benefit of $1.5 million for cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity, (ii) the recognition of a domestic production activities deduction, (iii) tax credits related to delivering energy efficient homes, and (iv) state income taxes. The net deferred tax asset primarily relates to differences between the financial statement basis and tax basis for investments in unconsolidated joint ventures, accrued warranties and accrued benefits. Additionally, the tax provision was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014.
Net Income
As a result of the foregoing factors, net income during the year ended December 31, 2014 was $4.8 million compared to net income of $6.7 million during the same period in 2013.
Interest Incurred
Interest, which was incurred principally to finance land acquisition, land development and home construction, totaled $1.9 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively, all of which was capitalized to real estate inventory. Interest incurred during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased as a result of a higher average outstanding notes payable balance, offset partially by a decrease in the weighted average interest rate.

Lots Owned and Controlled

	December 31,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	120	169	(49)	(29)%
Northern California	270	217	53	24%
Total	390	386	4	1%
Lots Controlled (1)
Southern California	339	254	85	33%
Northern California	200	153	47	31%
Fee Building Projects (2)	1,105	1,311	(206)	(16)%
Total	1,644	1,718	(74)	(4)%
Total Lots Owned and Controlled	2,034	2,104	(70)	(3)%

(1)
Includes lots that we control under purchase and sale agreements or under executed non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net New Home Orders and Backlog

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	72	72	—	—%
Cancellation rate	20%	16%	4%	25%
Average selling communities	3.0	4.0	(1.0)	(25)%
Selling communities at end of period	3	3	—	—%
Backlog (dollar value)	$11,867,000	$10,593,000	$1,274,000	12%
Backlog (homes)	15	26	(11)	(42)%
Average sales price of backlog	$791,000	$407,000	$384,000	94%
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
Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to six months, although we may experience cancellations of sales contracts prior to delivery. The number of homes in backlog as of December 31, 2013 compared to December 31, 2012 decreased 42% as a result of a 55% increase in new home deliveries and no change in net new home orders. The dollar value of backlog increased $1.3 million, or 12%, as of December 31, 2013 compared to December 31, 2012 primarily due to an increase in average sales price of the homes in backlog. The average sales price of backlog increased by $384,000, or 94%, during the year ended December 31, 2013 primarily due to a change in product mix, driven by the introduction of sales in a higher priced community during the same period. The increase in the dollar amount of backlog generally results in an increase in operating revenues in subsequent periods.

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
Cost of fee building increased to $42.3 million for the year ended December 31, 2013 compared to $26.5 million for the same period during 2012. Cost of fee building includes overhead expenses that are attributable to the fee building projects and direct labor, subcontractor costs and other indirect project costs that are reimbursed by the independent third-party land owner. The amount of reimbursable labor, subcontractor and indirect project costs are primarily driven by the pace at which the land owner has us execute its development plan. The amount of overhead expenses included in cost of fee building were $5.4 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively.
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
Equity in Net Income (Loss) of Unconsolidated Joint Ventures
As of December 31, 2013 and 2012, we had ownership interests in eleven and five, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $35.4 million and $8.7 million in net income during the years ended December 31, 2013 and 2012, respectively. Our equity in net income from unconsolidated joint ventures was $4.7 million for the year ended December 31, 2013, compared to equity in net income of $0.3 million for the same period in 2012. The change was primarily due to the 148 and 42 new home deliveries during the years ended December 31, 2013 and 2012, respectively, partially offset by losses from unconsolidated joint ventures that are not yet delivering homes.
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

New homes delivered from unconsolidated joint ventures increased to 148 from 42, or 252%, for the periods ended December 31, 2013 and 2012, respectively, primarily due to an increase in community count and the 2012 period only having deliveries in the last three months of the year compared to a full year of activity in 2013. The increase in new home deliveries also lead to a significant increase in home sales revenue from unconsolidated joint ventures to $183.0 million from $56.0 million, or 227%, during the years ended December 31, 2013 and 2012, respectively. The average sales price of homes delivered saw a slight decrease during the year ended December 31, 2013 compared to the same period in 2012 due to the introduction of deliveries in a lower priced community in Santa Clarita, CA.

	Year Ended December 31,
	2013	%	2012	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales	$183,038,268	100.0%	$56,018,517	100.0%
Cost of unconsolidated joint ventures home sales	133,310,014	72.8%	41,548,236	74.2%
Unconsolidated joint ventures homebuilding gross margin	49,728,254	27.2%	14,470,281	25.8%
Add: interest in cost of unconsolidated joint venture home sales	3,256,806	1.8%	1,358,380	2.4%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$52,985,060	29.0%	$15,828,661	28.2%
Unconsolidated joint ventures homebuilding gross margin percentage	27.2%		25.8%
Adjusted unconsolidated joint ventures homebuilding gross margin percentage (1)	29.0%		28.2%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage was 29.0% for the year ended December 31, 2013, compared to 28.2% for the same period in 2012. Adjusted unconsolidated joint ventures homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures homebuilding gross margin, investors are able to assess the performance of our unconsolidated joint venture business excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

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

Selling, General and Administrative Expenses

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

Provision For Taxes
We were a limited liability company during the years ended December 31, 2013 and 2012 which is treated as a partnership for income tax purposes and is subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by us are the obligation of the members. We have a subsidiary that is treated as a C Corporation, and Federal and state income taxes are provided for this entity.
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

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2014 were land purchases, land development, home construction, investments in unconsolidated joint ventures, operating expenses and the payment of routine liabilities. Our principal source of capital for the year ended December 31, 2014 was the sale of common stock in our IPO and secondarily, advances from our unsecured credit facility.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we and our unconsolidated joint ventures are actively acquiring and developing lots to increase our lot supply and community count. As we continue to expand our business, we expect cash outlays for land purchases and land development to exceed our cash generated by operations. During the year ended December 31, 2014, we delivered 53 homes and purchased 136 lots. During the year ended December 31, 2013, we delivered 82 homes and purchased 101 lots. During the year ended December 31, 2014, our unconsolidated joint ventures delivered 275 homes, 266 lots, and purchased 2,504 lots. During the year ended December 31, 2013, our unconsolidated joint ventures delivered 148 homes, no lots, and purchased 1,076 lots.
We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended 2014 with $44.1 million of cash and cash equivalents, a $34.5 million increase from December 31, 2013, primarily as a result of $75.8 million in net proceeds from our IPO and net advances from our notes payable of $95.9 million, partially offset by real estate inventory expenditures of $119.6 million and net contributions to unconsolidated joint ventures of $24.0 million. We intend to generate cash from the sale of our inventory, net of loan release payments on our notes payable when applicable, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate future income.
As of December 31, 2014 and 2013, we had $11.9 million and $6.1 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and account receivable as of the same dates included $13.2 million and $6.6 million, respectively, related to the payment of the above payables. As of December 31, 2014, we have not experienced any losses from uncollectable contracts and accounts receivable related to our fee building projects.
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on favorable terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2014, we had $144.0 million of aggregate loan commitments, of which $113.8 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.
Land Acquisition Notes
During 2012, we entered into a note with a land seller, secured by real estate, which bears interest at 7.0% per annum. The note provides for a commitment of $9.5 million all of which had been funded as of December 31, 2014. During February 2015, we made a principal reduction payment of $2.5 million and extended the maturity date of the note. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) February 15, 2016 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
In March 2014, we acquired real estate with a purchase price of $21.5 million. Concurrent with this transaction we entered into a $17.0 million note with the land seller, secured by real estate, which bore interest at 1.0% per annum. The note matured on June 30, 2014 and was repaid in full.
Secured Revolving Construction Notes
In May 2014, we entered into two secured revolving construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at December 31, 2014. The total commitment under the construction loans is $9.5 million, with funding and repayment requirements based on the project development and sales cycle. As of December 31, 2014, we had $5.7 million available to borrow under the revolving construction loans. The loans mature on November 27, 2016. Interest is payable monthly, with all unpaid principal and interest due at maturity.

Senior Unsecured Revolving Credit Facility
As of December 31, 2014, we were party to a senior unsecured revolving credit facility ("Credit Facility") which has a maximum commitment of $125.0 million and matures on June 26, 2017. We may borrow under our Credit Facility in the ordinary course of business for general corporate purposes. Interest on the Credit Facility is paid monthly at a rate of the one-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on our leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2014, the outstanding principal balance was $100.5 million, the interest rate was 2.41% per annum, and we had $24.5 million of availability under the Credit Facility.
Covenant Compliance
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenant	Actual at December 31, 2014	Covenant Requirement at December 31, 2014
Unencumbered Liquid Assets	$44,057,589	$5,000,000
EBITDA to Interest Incurred	3.9 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$145,421,255	$108,420,451
Leverage Ratio	34%	< 75%
Adjusted Leverage Ratio	48%	< 125%
As of December 31, 2014 and 2013, we were in compliance with all financial covenants.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	December 31,
	2014	2013
Notes payable	$113,751,334	$17,883,338
Equity, exclusive of noncontrolling interest	148,083,678	64,355,719
Total capital	$261,835,012	$82,239,057
Ratio of debt-to-capital (1)	43.4%	21.7%

Notes payable	$113,751,334	$17,883,338
Less: cash, cash equivalents and restricted cash	44,340,090	9,671,576
Net debt	69,411,244	8,211,762
Equity, exclusive of noncontrolling interest	148,083,678	64,355,719
Total capital	$217,494,922	$72,567,481
Ratio of net debt-to-capital (2)	31.9%	11.3%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of noncontrolling interest.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is notes payable less cash to the extent necessary to reduce the debt balance to zero) by total capital, exclusive of noncontrolling interest. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our notes payable, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows — Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
For the year ended December 31, 2014 as compared to the year ended December 31, 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $112.2 million in the 2014 period versus $11.8 million in the 2013 period. The change was primarily a result of an increase in cash outflows for real estate inventories to $119.6 million in the 2014 period compared to $21.8 million in the 2013 period. The increase in real estate inventories resulted primarily from the acquisition of 136 lots and increased development activity at the Company’s existing projects.

•
Net cash used in investing activities was $24.9 million in the 2014 period compared to $8.5 million in the 2013 period. During the year ended December 31, 2014, our net contributions to unconsolidated joint ventures increased to $24.0 million compared to $8.1 million during the year ended December 31, 2013 and was the primary reason net cash used in investing activities increased.

•
Net cash provided by financing activities was $171.6 million in the 2014 period versus $23.8 million in the 2013 period. The change was primarily a result of the receipt of proceeds of our IPO of $75.8 million, net of the underwriting discount and offering expenses, compared to contributions from members of $21.6 million in the 2013 period. In addition, net borrowings of notes payable were $95.9 million during the 2014 period versus $2.2 million during the 2013 period.

As of December 31, 2014, our unrestricted cash balance was $44.1 million. In January 2014, we completed an IPO of our common stock and received proceeds of $75.8 million, net of the underwriting discount and offering expenses. We intend to use the proceeds for the acquisition of land, including the land described under "Off-Balance Sheet Arrangements and Contractual Obligations" and for development, home construction, investment in joint ventures and other related purposes.
Based on the foregoing, we believe we have sufficient cash and sources of financing for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2014, we had $6.1 million of non-refundable cash deposits and no refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of $196.0 million (net of deposits).

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

As of December 31, 2014, the outstanding principal balance of our Credit Facility was $100.5 million, the interest rate was 2.41% per annum and we had approximately $24.5 million of availability. As of December 31, 2014, the outstanding principal balance of our secured revolving construction loans was $3.8 million, the interest rate was 5.25% per annum and we had approximately $5.7 million of availability under the construction loans.

We expect that the obligations under our Credit Facility and other loan agreements will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Off-Balance Sheet Arrangements

As of December 31, 2014, we held membership interests in 12 unconsolidated joint ventures, eight of which related to homebuilding activities and four related to land development as noted below. We were a party to four loan-to-value maintenance agreements related to unconsolidated joint ventures as of December 31, 2014. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2014 (in thousands):

			December 31, 2014
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(2)
Joint Venture (Project) Name			Assets	Debt(1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC (Lambert Ranch)	2010	Irvine, Orange County	$4,517	$—	$2,041	—%	N/A	$—
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, Marin County	38,559	11,341	22,968	33%	Yes	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, Santa Clara County	77,959	25,513	47,438	35%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro) (3)	2012	Valencia, Los Angeles County	29,477	6,795	19,200	26%	Yes	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, Orange County	92,276	21,999	60,734	27%	Yes	—
Encore McKinley Village LLC (McKinley Village) (4)	2013	Sacramento, Sacramento County	25,736	2,346	22,638	9%	No	3,380
TNHC San Juan LLC (Oliva)	2013	San Juan Capistrano, Orange County	25,085	—	24,024	—%	N/A	1,242
TNHC Russell Ranch LLC (Russell Ranch) (3)(4)(5)	2013	Folsom, Sacramento County	37,538	20,000	17,066	54%	No	13,166
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, San Mateo County	23,010	—	2,812	—%	N/A	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, Los Angeles County	28,752	—	26,968	—%	N/A	220
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, Yolo County	50,249	—	47,264	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch)(3)(5)	2014	Corona, Riverside County	88,452	—	87,862	—%	N/A	2,500

Total Unconsolidated Joint Ventures			$521,610	$87,994	$381,015	19%		$20,508

(1)
Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2014 are as follows: $11.3 million matures in 2015, $40.3 million matures in 2016, $34.0 million matures in 2017, $0 matures in 2018 and $2.3 million matures in 2019.

(2)
Future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2014. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint ventures.
As of December 31, 2014, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we did not make any loan-to-value maintenance related payments during the year ended December 31, 2014.

Contractual Obligations Table

The following table summarized our future estimated cash payments under existing contractual obligations as of December 31, 2014, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under purchase and land option contracts with non-refundable deposits and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt principal payments (1)	$113,751,334	$888,929	$112,862,405	$—	$—
Long-term interest payments	7,233,051	3,294,419	3,938,632	—	—
Operating leases	2,803,021	781,861	2,021,160	—	—
Purchase obligations (2)(3)	215,506,306	215,506,306	—	—	—
Total	$339,293,712	$220,471,515	$118,822,197	$—	$—

(1)
Long-term debt represents our senior unsecured revolving credit facility, two construction loans, and a note payable with a land seller. Contractual maturity for the construction loans is in the 1-3 Years category; however, the loans are secured by real estate and are paid down in conjunction with home closings. During the first quarter of 2015, the maturity of the land seller note payable was extended to 2016 in conjunction with a principal reduction payment of $2.5 million. For a more detailed description of our long-term debt, please see Note 8 of the notes to our consolidated financial statements.

(2)
Includes $196.0 million (net of deposits) of the remaining purchase price for all land option and land purchase contracts and $19.5 million of subcontractor labor and material commitments as of December 31, 2014 for which we are responsible if the subcontractor completes the work as specified in their respective commitments, excluding purchase obligations made on behalf of the owner(s) of fee build projects for which we do not have risk of loss.

(3)
During the first quarter of 2015, we entered into four new option contracts with one land seller for the acquisition of 195 lots in four communities within Orange County, CA with a total purchase price of $251.8 million. This amount is not reflected above.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to seven months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Critical Accounting Policies
See Note 1 to the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Recently Issued Accounting Standards
See Note 1 to the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our variable rate debt, which consists of our unsecured revolving credit facility and two secured construction loans, is based on quoted market prices for the same or similar instruments as of December 31, 2014.

	Expected Maturity Date
	2015	2016 - 2019	Thereafter	Total	Estimate Fair Value
Liabilities:
Variable rate debt (1)	—	104,251,334	—	104,251,334	104,251,334
Weighted Average Interest Rate	—%	2.6%	—%	2.6%	—%
Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8.	Financial Statements and Supplementary Data
The information required by this item appears beginning on page 66.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A.	Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-K (the “Evaluation Date”). Based on such evaluation, management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management determined that as of December 31, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal year then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of our independent registered public accounting firm due to the exemption provided by the JOBS Act for emerging growth companies.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our 2015 Proxy Statement under the captions "Board of Directors," "Executive Officers," "Section 16(A) Beneficial Ownership Reporting Compliance," and "Corporate Governance."

Item 11.	Executive Compensation
The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the captions "Executive Compensation," and "Corporate Governance - Compensation Committee Interlocks and Insider Participation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the captions "Ownership of The New Home Company Stock" and "Equity Compensation Plan Information."

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the caption "Certain Relationships and Related Party Transactions."

Item 14.	Principal Accounting Fees and Services
The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the caption "Audit Committee Matters."

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits
The exhibits filed or furnished as part of this annual report on Form 10-K are listed in the Index to Exhibits immediately preceding those exhibits, which Index is incorporated in this Item by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
The New Home Company Inc.

We have audited the accompanying consolidated balance sheets of The New Home Company Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Home Company Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
March 6, 2015

THE NEW HOME COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$44,057,589	$9,541,361
Restricted cash	282,501	130,215
Contracts and accounts receivable	13,163,927	7,178,241
Due from affiliates	2,662,423	558,421
Real estate inventories	163,564,181	45,350,479
Investment in unconsolidated joint ventures	60,564,033	32,269,546
Property and equipment, net of accumulated depreciation	983,984	481,506
Other assets	6,679,468	3,439,527
Total assets	$291,958,106	$98,949,296

Liabilities and equity
Accounts payable	$16,580,629	$8,687,702
Accrued expenses and other liabilities	11,200,458	6,851,162
Notes payable	113,751,334	17,883,338
Total liabilities	141,532,421	33,422,202
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 16,448,750 shares issued and outstanding as of December 31, 2014	164,488	—
Additional paid-in capital	143,474,637	—
Retained earnings	4,444,553	—
Total The New Home Company Inc. stockholders' equity	148,083,678	—
Members’ equity	—	64,355,719
Noncontrolling interest in subsidiary	2,342,007	1,171,375
Total equity	150,425,685	65,527,094
Total liabilities and equity	$291,958,106	$98,949,296
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Revenues:
Home sales	$56,094,345	$35,662,980	$24,197,956
Fee building, including management fees from unconsolidated joint ventures of $9,582,442, $8,250,764 and $2,949,365, respectively	93,562,485	47,565,505	28,268,675
Land sales	—	—	2,940,100
	149,656,830	83,228,485	55,406,731
Expenses:
Cost of homes sales	47,660,396	28,979,493	20,779,338
Cost of fee building	89,055,951	42,317,737	26,505,042
Cost of land sales	—	—	3,261,891
Abandoned project costs	753,994	874,719	408,642
Selling and marketing	3,166,142	1,771,771	1,677,058
General and administrative	12,419,563	7,107,518	4,474,949
	153,056,046	81,051,238	57,106,920
Equity in net income of unconsolidated joint ventures	8,443,136	4,735,224	349,445
Guaranty fee income	18,927	113,562	85,172
Other expense, net	(59,354)	(30,142)	(15,048)
Income (loss) before taxes	5,003,493	6,995,891	(1,280,620)
Provision for taxes	(246,422)	(290,386)	(71,255)
Net income (loss)	4,757,071	6,705,505	(1,351,875)
Net loss attributable to noncontrolling interests	29,472	500	—
Net income (loss) attributable to The New Home Company Inc.	$4,786,543	$6,706,005	$(1,351,875)

Earnings (loss) per share attributable to The New Home Company Inc.
Basic	$0.30	$0.85	$(0.27)
Diluted	$0.30	$0.85	$(0.27)
Weighted average shares outstanding:
Basic	15,927,917	7,905,757	5,044,438
Diluted	15,969,199	7,905,757	5,044,438
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity					Members’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	—	$—	$—	$—	$—	$27,851,589	$—	$27,851,589
Net loss	—	—	—	—	—	(1,351,875)	—	(1,351,875)
Contributions from members	—	—	—	—	—	8,600,000	—	8,600,000
Equity-based compensation expense	—	—	—	—	—	475,000	—	475,000
Balance at December 31, 2012	—	—	—	—	—	35,574,714	—	35,574,714
Net income (loss)	—	—	—	—	—	6,706,005	(500)	6,705,505
Contributions from members	—	—	—	—	—	21,600,000	—	21,600,000
Noncontrolling interest contribution	—	—	—	—	—	—	1,171,875	1,171,875
Equity-based compensation expense	—	—	—	—	—	475,000	—	475,000
Balance at December 31, 2013	—	—	—	—	—	64,355,719	1,171,375	65,527,094
Net income (loss)	—	—	—	4,444,553	4,444,553	341,990	(29,472)	4,757,071
Noncontrolling interest contribution	—	—	—	—	—	—	1,252,104	1,252,104
Noncontrolling interest distribution	—	—	—	—	—	—	(52,000)	(52,000)
Equity-based compensation expense	—	—	2,005,463	—	2,005,463	316,667	—	2,322,130
Conversion of members’ equity into common stock	8,636,250	86,363	64,928,013	—	65,014,376	(65,014,376)	—	—
Issuance of common stock, net of issuance costs	8,984,375	89,844	87,710,178	—	87,800,022	—	—	87,800,022
Repurchase of common stock	(1,171,875)	(11,719)	(11,976,562)	—	(11,988,281)	—	—	(11,988,281)
Deductible transaction costs and additional contribution of deferred tax assets from IPO	—	—	807,545	—	807,545	—	—	807,545
Balance at December 31, 2014	16,448,750	$164,488	$143,474,637	$4,444,553	$148,083,678	$—	$2,342,007	$150,425,685

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$4,757,071	$6,705,505	$(1,351,875)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred taxes	(5,818,619)	—	—
Amortization of equity based compensation	2,322,130	475,000	475,000
Distributions of earnings from unconsolidated joint ventures	6,039,606	6,930,433	451,504
Equity in net income of unconsolidated joint ventures	(8,443,136)	(4,735,224)	(349,445)
Depreciation	380,785	200,343	138,833
Abandoned project costs	753,994	874,719	408,642
Net changes in operating assets and liabilities:
Restricted cash	(152,286)	13,905	(67,033)
Contracts and accounts receivable	(5,985,686)	(1,128,565)	(5,990,359)
Due from affiliates	(2,104,002)	(507,261)	(10,611)
Real estate inventories	(119,605,884)	(21,753,355)	(1,286,833)
Other assets	3,386,223	(3,197,827)	(91,992)
Accounts payable	7,892,927	732,669	7,512,987
Accrued expenses and other liabilities	4,349,296	3,592,071	1,174,398
Net cash (used in) provided by operating activities	(112,227,581)	(11,797,587)	1,013,216
Investing activities:
Purchases of property and equipment	(883,263)	(358,710)	(218,764)
Contributions to unconsolidated joint ventures	(34,609,757)	(22,027,797)	(10,431,175)
Distributions of equity from unconsolidated joint ventures	10,609,092	13,901,067	2,759,471
Net cash used in investing activities	(24,883,928)	(8,485,440)	(7,890,468)
Financing activities:
Net proceeds from issuance of common stock	87,800,022	—	—
Repurchase of common stock	(11,988,281)	—	—
Cash contributions from members	—	21,600,000	8,600,000
Cash distribution to noncontrolling interest in subsidiary	(52,000)	—	—
Proceeds from issuance of unsecured notes to members	—	1,055,000	1,000,000
Borrowings from notes payable	111,636,145	25,007,720	10,828,173
Repayments of notes payable	(15,768,149)	(23,846,260)	(12,989,757)
Net cash provided by financing activities	171,627,737	23,816,460	7,438,416
Net increase in cash and cash equivalents	34,516,228	3,533,433	561,164
Cash and cash equivalents – beginning of period	9,541,361	6,007,928	5,446,764
Cash and cash equivalents – end of period	$44,057,589	$9,541,361	$6,007,928
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Taxes paid	$1,470,000	$245,014	$3,380
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$17,000,000	$—	$9,500,000
Note payable with member for equity investment	$—	$2,055,000	$—
Distribution from unconsolidated joint ventures in lieu of cash	$—	$1,083,422	$—
Contribution of real estate to unconsolidated joint ventures	$1,890,292	$17,052,218	$—
Contribution of real estate from noncontrolling interest in subsidiary	$1,252,104	$1,171,875	$—
Deductible transaction costs and additional contribution of deferred tax assets from IPO	$807,545	$—	$—
See accompanying notes to the consolidated financial statements.

1.    Organization and Summary of Significant Accounting Policies

Organization

The New Home Company Inc. (the “Company”), a Delaware Corporation, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling homes located in California.

Initial Public Offering

The Company completed its initial public offering ("IPO") on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company ("LLC") into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO and as of December 31, 2014, the Company had 16,448,750 common shares outstanding.

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

Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has not experienced a loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash of $0.3 million and $0.1 million as of December 31, 2014 and 2013, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the years ended December 31, 2014, 2013 and 2012, the Company reduced its real estate inventory balance by $0.8 million, $0.9 million and $0.4 million, respectively, for projects no longer being pursued. The associated expense is reflected as abandoned project costs in the accompanying consolidated statements of operations.

Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes delivered includes the allocation of construction costs of each home and all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each project. Changes to estimated total development costs subsequent to initial home deliveries in a project are generally allocated on a relative-sales-value method to remaining homes in the project. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. We review our real estate assets at each project on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling, projects under development, or projects held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the years ended December 31, 2014 and 2013, the projects were reviewed for impairment and no impairment adjustments relating to homebuilding real estate inventories were recorded. During the year ended December 31, 2012, the Company initiated a change in use and sold certain finished lots not under construction in one of its projects in Northern California. This change in use resulted in an impairment of $0.3 million for the related land held for sale, which is reflected in cost of land sales in the accompanying consolidated statement of operations. The remaining finished lots under construction for the same project were completed and sold to the respective homebuyers, including the model homes, during the year ended December 31, 2012.

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

The Company’s fee building revenues have historically been concentrated in a small number of customers. For the years ended December 31, 2014, 2013 and 2012, one customer comprised 87%, 75% and 95% of fee building revenue, respectively. As of December 31, 2014 and 2013, one customer comprised 98% and 82% of contracts and accounts receivables, respectively.

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

As of December 31, 2014 and 2013, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of December 31, 2014 and 2013, the third-party owner had made contributions of $2.3 million and $1.2 million, respectively, net of losses and distributions.

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

As of December 31, 2014 and 2013, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

Under the joint venture operating agreements, future capital contributions are determined based on the operating budgets and needs of the joint venture, which will likely vary throughout the life of each joint venture based on the circumstances unique to the project. In addition to required contributions, the Company selectively provides guaranties for debt held by certain of its unconsolidated joint ventures. Such guarantees facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. As of December 31, 2014 and 2013, our unconsolidated joint ventures had outstanding debt secured by financial guaranties of $61.4 million and $39.1 million, respectively, of which 12.6% and 11.5% respectively, was guaranteed by the Company. The guarantees will remain in place through the repayment of the notes, which mature at various dates through 2017. Payments under the guarantees are triggered by events of default, as defined in the various credit facilities. As of December 31, 2014, there were no events of default that would require payments under the guarantees.

Investments in our unconsolidated joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50%. The unconsolidated joint ventures accounting policies are generally consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2014, 2013 and 2012, no impairments related to investment in unconsolidated joint ventures were recorded.

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

As of December 31, 2014 and 2013, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the probable term of the lease. For the years ended December 31, 2014, 2013 and 2012, the Company incurred depreciation expense of $0.4 million, $0.2 million and $0.1 million, respectively.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, "Income Taxes" (“ASC 740”). As a result of the conversion from an LLC to a taxable entity in connection with the Company's IPO, the Company recognized a cumulative net deferred tax asset of $1.5 million related to the difference between the financial statement basis and tax basis of the assets and liabilities as of January 30, 2014. Subsequent to the conversion, the consolidated provision for, or benefit from, income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

2.    Computation of Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.
Because their effect is anti-dilutive, the Company excludes stock options from the calculation of diluted earnings per share when the combined exercise price, unrecognized stock-based compensation and assumed excess tax benefits upon exercise are greater than the average market price for the Company's common stock. As a result, 796,864 stock options were not included in the calculation of diluted earnings per share for the year ended December 31, 2014.
The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$4,786,543	$6,706,005	$(1,351,875)

Denominator:
Basic weighted-average shares outstanding	15,927,917	7,905,757	5,044,438
Effect of dilutive shares:
Unvested restricted stock units	41,282	—	—
Stock options	—	—	—
Diluted weighted-average shares outstanding	15,969,199	7,905,757	5,044,438

Basic earnings (loss) per share attributable to The New Home Company Inc.	$0.30	$0.85	$(0.27)
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$0.30	$0.85	$(0.27)

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	December 31,
	2014	2013
Contracts receivable:
Costs incurred on fee building projects	$89,055,951	$42,317,737
Estimated earnings	4,506,534	5,247,768
	93,562,485	47,565,505
Less: amounts collected during the period	(80,404,464)	(40,945,938)
	$13,158,021	$6,619,567

Contracts receivable:
Billed	$1,957	$230,642
Unbilled	13,156,064	6,388,925
	13,158,021	6,619,567
Other receivables:
Escrow receivables	—	436,862
Other receivables	5,906	121,812
	$13,163,927	$7,178,241

Billed contracts receivable represent amounts billed to clients that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of December 31, 2014 and 2013 are expected to be billed and collected within twelve months. Accounts payable at December 31, 2014 and 2013 includes $11.9 million and $6.1 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	December 31,
	2014	2013
Deposits and pre-acquisition costs	$9,348,650	$4,912,563
Land held and land under development	48,989,673	29,063,591
Homes completed or under construction	87,072,326	10,221,069
Model homes	18,153,532	1,153,256
	$163,564,181	$45,350,479

All of our deposits and pre-acquisition costs are non-refundable, except for $0 and $50,000 as of December 31, 2014 and 2013, respectively.
Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirects, permits, materials and labor. Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits.

Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related homes are closed. For the years ended December 31, 2014, 2013 and 2012 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2014	2013	2012
Interest incurred	$1,856,781	$1,059,875	$639,103
Interest capitalized	(1,856,781)	(1,059,875)	(639,103)
Interest expensed	$—	$—	$—

Capitalized interest in beginning inventory	$1,003,390	$493,486	$182,628
Interest capitalized as a cost of inventory	1,856,781	1,059,875	639,103
Interest previously capitalized as cost of inventory, included in cost of sales	(532,286)	(549,971)	(328,245)
Capitalized interest in ending inventory	$2,327,885	$1,003,390	$493,486

5.    Unconsolidated Joint Ventures

As of December 31, 2014 and 2013, the Company had ownership interests in 12 and 11, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 50%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	December 31,
	2014	2013
Cash and cash equivalents	$45,036,567	$15,292,035
Restricted cash	14,981,059	4,357,945
Real estate inventories	459,770,310	266,316,859
Other assets	1,822,429	1,723,429
Total assets	$521,610,365	$287,690,268

Accounts payable and accrued liabilities	$52,601,452	$15,064,068
Notes payable	87,994,263	68,594,343
Total liabilities	140,595,715	83,658,411
The Company's equity	60,564,033	32,269,546
Other partners' equity	320,450,617	171,762,311
Total equity	381,014,650	204,031,857
Total liabilities and equity	$521,610,365	$287,690,268

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues	$271,385,364	$183,710,268	$56,018,517
Cost of sales	209,267,388	133,982,014	41,548,236
Gross profit	62,117,976	49,728,254	14,470,281
Operating expenses	20,943,917	14,294,048	5,817,530
Net income of unconsolidated joint ventures	$41,174,059	$35,434,206	$8,652,751
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$8,443,136	$4,735,224	$349,445

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues from its unconsolidated joint ventures. For the years ended December 31, 2014, 2013 and 2012, the Company earned $9.6 million, $8.3 million, and $2.9 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of operations.

6.    Other Assets
Other assets consist of the following:

	December 31,
	2014	2013
Deferred tax asset	$5,840,516	$—
Prepaid loan fees	307,197	—
Prepaid expenses	500,422	101,809
Other assets	31,333	87,718
Offering costs	—	3,250,000
	$6,679,468	$3,439,527

As a result of the conversion from an LLC to a taxable entity in connection with the Company's IPO, the Company recognized a cumulative net deferred tax asset of $1.5 million related to the difference between the financial statement basis and tax basis of the assets and liabilities as of January 30, 2014 (See Note 13).

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2014	2013
Warranty reserve	$1,577,937	$1,074,298
Employee benefits	1,051,325	659,978
Accrued payroll	479,741	1,007,591
Accrued interest	267,916	86,496
Completion reserve	219,081	471,870
Incentive compensation	3,148,861	1,770,230
Accrued professional fees	413,677	1,403,183
Income taxes payable	3,929,708	120,315
Deferred fees from unconsolidated joint ventures	—	111,583
Other accrued expenses	112,212	145,618
	$11,200,458	$6,851,162

During the years ended December 31, 2014 and 2013, the Company elected to institute a fully discretionary employee incentive compensation plan to various non-executive employees. As of December 31, 2014 and 2013, the accrual for incentive compensation is $3.1 million and $1.8 million, respectively, of which $1.2 million and $0.5 million was reimbursable by our joint ventures and fee building projects.
Completion reserves relate to liabilities for completed subcontractor work on delivered homes for which invoices have not been remitted as of the balance sheet date.
Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2014	2013	2012
Beginning warranty liability for homebuilding projects	$810,088	$464,449	$260,483
Warranty provision for homebuilding projects	561,935	359,512	214,777
Warranty payments for homebuilding projects	(95,077)	(13,873)	(10,811)
Ending warranty liability for homebuilding projects	1,276,946	810,088	464,449

Beginning warranty liability for fee building projects	264,210	295,391	830,440
Warranty provision for fee building projects	61,962	—	—
Warranty efforts for fee building projects	(25,181)	(31,181)	(84,572)
Adjustment to warranty accrual for fee building projects	—	—	(450,477)
Ending warranty liability for fee building projects	300,991	264,210	295,391
Total ending warranty liability	$1,577,937	$1,074,298	$759,840
As a result of an assessment of historical and anticipated rates of warranty costs related to fee building projects, management reduced the reserve by $0.5 million during the year ended December 31, 2012, which has been included in fee building revenue in the accompanying consolidated statements of operations.

8.    Notes Payable
Notes payable consisted of the following:

	December 31,
	2014	2013
Senior unsecured revolving credit facility	$100,473,560	$—
Secured revolving credit facility	—	8,215,720
Note payable with land seller	9,500,000	9,500,000
Construction loans	3,777,774	167,618
	$113,751,334	$17,883,338

On June 26, 2014, the Company entered into a senior unsecured revolving credit facility (the "Unsecured Facility") with a bank to borrow up to $125.0 million, limited by borrowing base provisions and financial covenants. Any outstanding principal is due upon maturity, which is June 26, 2017, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee. The Company may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2014, the availability under the facility was $24.5 million and the interest rate was 2.41%. In connection with the agreement, the Company is required to maintain certain financial covenants, including (i) a minimum tangible net worth, as defined; (ii) leverage ratios, as defined; (iii) a minimum liquidity covenant; (iv) a minimum fixed charge coverage ratio based on EBITDA to interest incurred; and (v) from and after January 1, 2015, a speculative unit limitation. As of December 31, 2014, the Company was in compliance with all financial covenants.
On September 26, 2013, the Company entered into a secured revolving credit facility with a bank to borrow up to $30.0 million. The secured revolving credit facility was repaid in full with proceeds from the Unsecured Facility. Prior to repayment, the secured revolving credit facility bore interest at a rate of 1-month LIBOR plus a margin ranging from 3.25% to 4.25%, depending on leverage ratios.
In March 2014, the Company acquired real estate with a purchase price of $21.5 million. Concurrent with the acquisition, it entered into a $17.0 million note with the land seller, secured by real estate, which bore interest at 1.0% per annum. The note matured on June 30, 2014 and was repaid in full. In 2012, the Company entered into a $9.5 million note with a land seller, secured by real estate, which bears interest at 7.0% per annum. During February 2015, we made a principal reduction payment of $2.5 million and extended the maturity date of the note. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) February 15, 2016 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
In May 2014, the Company entered into two construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at December 31, 2014. The total commitment under the construction loans is $9.5 million. As of December 31, 2014, the Company had $5.7 million available to borrow under the construction loans. The loans mature on November 27, 2016. Interest is payable monthly with all unpaid principal and interest due at maturity. As of December 31, 2013, the Company had one construction loan related to model homes, which was repaid during the first quarter of 2014 and the remaining commitment was closed.
Notes payable have stated maturities as follows for the years ending December 31:

2015	$—
2016	13,277,774
2017	100,473,560
$113,751,334

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates is not determinable due to the related party nature of such amounts. As of December 31, 2014 and 2013, the fair value of the Company's notes payable approximated the carrying value. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy. Estimated fair values of the outstanding notes payable at December 31, 2014 and 2013 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the years ended December 31, 2014 and 2013, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

10.    Commitments and Contingencies

Legal Matters
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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At December 31, 2014 and 2013, the Company did not have any accruals for asserted or unasserted matters.
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
Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. At December 31, 2014 and 2013, the Company had outstanding surety bonds totaling $12.2 million and $2.7 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

Leases
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 15,800 square feet and expires in December 2018. In addition, we lease divisional offices in Northern and Southern California, including approximately 6,800 square feet through April 2017 in Roseville, approximately 6,100 square feet through May 2018 in Walnut Creek, and approximately 1,400 square feet through July 2015 in Agoura Hills. As of December 31, 2014, future minimum lease payments under non-cancelable operating lease agreements are as follows:

2015	$781,861
2016	789,763
2017	698,836
2018	532,561
2019	—
Thereafter	—
$2,803,021

For the years ended December 31, 2014, 2013 and 2012, rental expense was $0.7 million, $0.5 million and $0.2 million, respectively, and is included in general and administrative expenses.

11.    Related Party Transactions
During the years ended December 31, 2014, 2013 and 2012, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $8.0 million, $5.4 million and $2.2 million, respectively. As of December 31, 2014 and 2013, $1.1 million and $0.3 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the years ended December 31, 2014, 2013 and 2012, the Company earned $9.6 million, $8.3 million, and $2.9 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $1.6 million and $0.2 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into loan guaranties on behalf of certain of its unconsolidated joint ventures in order to secure performance under the loans and maintain certain loan-to-value ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and the partners are apportioned liability under the guaranties according to their respective capital interest. In addition, the agreements provide the Company, to the extent the partner has an unpaid liability under the guaranties, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied, which is expected to occur over a period between March 2015 and May 2017. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. With respect to guaranties regarding specific performance, the Company is not generally subject to financial liability, but is only required to complete the project with funds provided by the beneficiary of the guaranty. As of December 31, 2014 and 2013, $61.4 million and $39.1 million, respectively, was outstanding under the loans, of which 12.6% and 11.5%, respectively was guaranteed by the Company. In connection with providing the loan guaranties, the Company recognized $18,927, $113,562 and $85,172 during the years ended December 31, 2014, 2013 and 2012, respectively, as guaranty fee income in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $0 and $85,172, respectively, were included in due from affiliates related to guaranty fee income.
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

As of December 31, 2014, the Company had investments in certain unconsolidated joint ventures totaling $20.4 million. Certain members of the Company's board of directors are affiliated with entities that also had an investment in these joint ventures and are owners of more than 10% of the outstanding common stock of the Company.
TL Fab LP, an affiliate of Mr. Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. The Company and its unconsolidated joint ventures incurred $1.2 million for these services for the year ended December 31, 2014, of which $147,277 was due to TL Fab LP at December 31, 2014. These amounts were capitalized to real estate inventories by the Company and its unconsolidated joint ventures and will be included in cost of home sales at the time of home deliveries.

12.    Stock-Based Compensation
On August 18, 2010, the Company granted equity based units to certain members of management valued on the date of grant at $1.9 million with a four year vesting period. Recipients of the equity based units had the right to receive certain distributions, if any, from the Company following return of capital to its equity members. The share based units vested upon completion of the IPO, and the remaining unrecognized compensation expense of $316,667 was recognized during the first quarter of 2014, and is included in general and administrative expense in the accompanying consolidated statement of operations.
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
A summary of the Company’s common stock option activity as of and for the year ended December 31, 2014 is presented below:

	Options Outstanding
		Weighted-Average
	Number of Shares	Exercise Price per share
Options outstanding at December 31, 2013	—	—
Options granted	872,683	$11.00
Options forfeited	(25,809)	$11.00
Options outstanding at December 31, 2014	846,874	$11.00
Options exercisable at December 31, 2014	—	—

A summary of the Company’s restricted stock units as of and for the year ended December 31, 2014 is presented below:

	Restricted Stock Units Outstanding
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value per Share
Balance outstanding at December 31, 2013	—	—
Restricted stock units granted	118,937	$11.34
Restricted stock units forfeited	(6,704)	$11.00
Balance outstanding at December 31, 2014	112,233	$11.36

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Year Ended December 31,
	2014	2013	2012
Expense related to:
Equity based incentive units	$316,667	$475,000	$475,000
Stock options	1,128,021	—	—
Restricted stock units	877,442	—	—
	$2,322,130	$475,000	$475,000

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Year Ended
December 31, 2014
Expected term (in years)	4.3
Expected volatility	49.0%
Risk-free interest rate	1.2%
Expected dividends	—
Weighted-average grant date fair value per share	$4.43
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At December 31, 2014, the amount of unearned stock-based compensation currently estimated to be expensed through 2017 related to unvested common stock options and restricted stock units is $3.0 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.0 years . If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes

As discussed in Note 1, during 2013 and for the first 30 calendar days of 2014, the Company was a Delaware LLC which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members.
The (provision) benefit for income taxes includes the following:

	Year Ended December 31,
	2014	2013	2012
Current provision for income taxes:
Federal	$4,721,599	$195,564	$110,300
State	1,343,442	55,777	—
Total	6,065,041	251,341	110,300
Deferred (benefit) provision for income taxes:
Federal	(4,599,967)	—	—
State	(1,218,652)	39,045	(39,045)
Total	(5,818,619)	39,045	(39,045)
Provision for income taxes	$246,422	$290,386	$71,255

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2014	2013	2012
Income (loss) before income taxes	$5,003,493	$6,995,891	$(1,280,620)
Less: Non-taxable entities income (loss)	—	6,364,925	(1,571,334)
Income before taxes of taxable entities	$5,003,493	$630,966	$290,714
Provision for income taxes at federal statutory rate	$(1,751,223)	$(214,528)	$(98,842)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(292,765)	(36,813)	—
Manufacturing deduction	224,526	—	—
Deferred tax assets upon conversion to a corporation	1,494,992	—	—
Tax rate change	100,000	—	—
Return to provision difference	(93,091)	—	—
State tax credits	—	(39,045)	—
Other	71,139	—	27,587
Provision for income taxes	$(246,422)	$(290,386)	$(71,255)
Effective tax rate	5%	46%	25%

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered. The components of our deferred income tax asset are as follows:

	December 31,
	2014	2013
State tax	$405,142	$—
Reserves and accruals	1,095,556	—
Intangible assets	312,835	—
Share based compensation	817,145	—
Inventory	2,468,191	—
Investments in joint ventures	882,643	—
Depreciation	(140,996)	—
Net deferred tax asset	$5,840,516	$—
Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely or not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely or not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and the planning alternatives, to the extent these items are applicable.
The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

	Year Ended December 31,
	2014	2013	2012
Revenues
Homebuilding	$56,094,345	$35,662,980	$27,138,056
Fee building	93,562,485	47,565,505	28,268,675
Total	$149,656,830	$83,228,485	$55,406,731

Gross profit
Homebuilding	$8,433,949	$6,683,487	$3,096,827
Fee building	4,506,534	5,247,768	1,763,633
Total	$12,940,483	$11,931,255	$4,860,460

	December 31,
	2014	2013
Assets
Homebuilding	$275,611,173	$91,519,281
Fee building	16,346,933	7,430,015
Total	$291,958,106	$98,949,296

15.    Pro Forma Net Income (Loss) and Earnings (Loss) per Share (Unaudited)
The pro forma amounts reflect the income tax provision as if the Company was a taxable corporation as of the beginning of the period, and assume the Company filed a consolidated tax return for the periods presented. Accordingly, the historical net income from the Company's sole taxable subsidiary would have been offset by losses from other entities, resulting in the elimination of income tax expense recorded for the year ended December 31, 2012.
For the year ended December 31, 2014, the pro forma tax provision assumes the Company's taxable income for the year would have included pre-tax income earned between January 1, 2014 and January 30, 2014, prior to the conversion to a taxable corporation. In addition, a net deferred income tax asset of $1.5 million was recognized as a result of the conversion to a taxable entity during the first quarter of 2014. However, the pro forma results exclude the effect of the conversion adjustment because of its nonrecurring nature.
Basic and diluted earnings per share and pro forma basic and diluted earnings per share give effect to the conversion of the Company's members' equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. See Note 2.

	Year Ended December 31,
	2014	2013	2012
Income (loss) before taxes	$5,003,493	$6,995,891	$(1,280,620)
Pro forma income tax provision to reflect the conversion to a C Corporation	(1,648,323)	(1,016,219)	—
Pro forma net income (loss)	3,355,170	5,979,672	(1,280,620)
Net loss attributable to noncontrolling interests	29,472	500	—
Pro forma net income (loss) attributable to The New Home Company Inc.	$3,384,642	$5,979,172	$(1,280,620)
Pro forma basic earnings (loss) per share attributable to The New Home Company Inc.	$0.21	$0.76	$(0.25)
Pro forma diluted earnings (loss) per share attributable to The New Home Company Inc.	$0.21	$0.76	$(0.25)

16.    Results of Quarterly Operations (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Total revenues	$25,563,406	$22,503,891	$28,604,713	$72,984,820	$149,656,830
Cost of homes sales and fee building	23,433,605	20,940,911	26,311,168	66,030,663	136,716,347
Gross margin	$2,129,801	$1,562,980	$2,293,545	$6,954,157	$12,940,483
Net income (loss) attributable to The New Home Company Inc.	$1,571,211	$(1,045,355)	$(1,058,955)	$5,319,642	$4,786,543
Basic earnings (loss) per share attributable to The New Home Company Inc. (1)	$0.11	$(0.06)	$(0.06)	$0.32	$0.30
Diluted earnings (loss) per share attributable to The New Home Company Inc. (1)	$0.11	$(0.06)	$(0.06)	$0.32	$0.30
2013
Total revenues	$18,139,081	$19,114,584	$21,171,278	$24,803,542	$83,228,485
Cost of homes sales and fee building	16,668,440	16,943,129	17,438,654	20,247,007	71,297,230
Gross margin	$1,470,641	$2,171,455	$3,732,624	$4,556,535	$11,931,255
Net income attributable to The New Home Company Inc.	$187,682	$625,288	$2,103,161	$3,789,874	$6,706,005
Basic earnings per share attributable to The New Home Company Inc. (1)	$0.03	$0.07	$0.24	$0.44	$0.85
Diluted earnings per share attributable to The New Home Company Inc. (1)	$0.03	$0.07	$0.24	$0.44	$0.85

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations

Report of Independent Auditors
The Members
LR8 Investors, LLC
We have audited the accompanying consolidated financial statements of LR8 Investors, LLC, which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2014, and the related notes to the consolidated financial statements.
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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LR8 Investors, LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

February 27, 2015

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Balance Sheets

	December 31
	2014	2013
Assets
Cash	$4,311,732	$4,342,142
Restricted cash	–	752,032
Real estate inventories	–	6,375,364
Other assets	205,113	613,928
Total assets	$4,516,845	$12,083,466

Liabilities and members’ capital
Accounts payable	$21,148	$1,433,663
Accrued expenses and other liabilities	2,435,995	2,402,063
Due to affiliates	18,795	275,711
Notes payable	–	3,150,326
	2,475,938	7,261,763

Commitments and contingencies (Note 7)

Members’ capital	2,040,907	4,821,703
Total liabilities and members’ capital	$4,516,845	$12,083,466

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Operations

	Year Ended December 31
	2014	2013	2012
Revenues:
Home sales	$12,246,011	$151,912,433	$49,821,399
Design studio option sales	1,935,856	19,704,104	6,197,118
	14,181,867	171,616,537	56,018,517
Cost of sales:
Cost of home sales	7,982,505	111,015,455	37,113,105
Cost of design studio option sales	1,526,821	13,241,592	4,435,131
	9,509,326	124,257,047	41,548,236

Gross profit	4,672,541	47,359,490	14,470,281

Legal expenses	534,415	–	–
Selling and marketing expenses	94,957	2,437,766	1,361,282
Selling and marketing expenses
incurred from affiliates	189,768	1,041,592	750,090
Guaranty fees to affiliates	18,927	113,562	85,172
Overhead fees to affiliates	229,321	3,791,914	2,468,337
Net income	$3,605,153	$39,974,656	$9,805,400

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Members’ Capital

Years Ended December 31, 2014, 2013 and 2012

	The New Home
	Company
	Southern	MFCI8 LR,
	California LLC	LLC	Total

Balance at December 31, 2011	$2,244,734	$42,649,947	$44,894,681
Contributions	1,050,100	19,951,900	21,002,000
Distributions	(1,325,000)	(25,175,000)	(26,500,000)
Net income	490,270	9,315,130	9,805,400
Balance at December 31, 2012	2,460,104	46,741,977	49,202,081
Distributions	(6,930,433)	(77,424,601)	(84,355,034)
Net income	5,678,264	34,296,392	39,974,656
Balance at December 31, 2013	1,207,935	3,613,768	4,821,703
Distributions	(1,677,190)	(4,708,759)	(6,385,949)
Net income	1,081,546	2,523,607	3,605,153
Balance at December 31, 2014	$612,291	$1,428,616	$2,040,907

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
Operating activities
Net income	$3,605,153	$39,974,656	$9,805,400
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Amortization	–	–	85,172
Net changes in operating assets and liabilities:
Real estate inventories	6,375,364	72,814,795	(13,434,325)
Other assets	408,815	114,369	(677,269)
Accounts payable	(1,412,515)	(3,083,200)	2,459,905
Due to affiliates	(256,916)	1,352,563	(1,952,949)
Accrued expenses and other liabilities	33,932	(156,037)	397,680
Net cash provided by (used in) operating activities	8,753,833	111,017,146	(3,316,386)

Financing activities
Proceeds from issuance of notes payable	–	39,702,252	72,620,866
Cash collateral on notes payable, net	752,032	4,496,968	(5,249,000)
Repayments of secured notes	(3,150,326)	(67,689,266)	(57,483,526)
Members’ capital contributions	–	–	21,002,000
Members’ capital distributions	(6,385,949)	(84,355,034)	(26,500,000)
Net cash provided by (used in) financing activities	(8,784,243)	(107,845,080)	4,390,340

Net (decrease) increase in cash	(30,410)	3,172,066	1,073,954
Cash at beginning of year	4,342,142	1,170,076	96,122
Cash at end of year	$4,311,732	$4,342,142	$1,170,076

Supplemental disclosures of cash flow
information
Interest paid, net of amounts capitalized	$ –	$ –	$ –

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014
1. Organization and Summary of Significant Accounting Policies
LR8 Investors, LLC (“Investors”), a Delaware limited liability company, was formed with an effective date of September 22, 2010, for the purpose of acquiring and owning 100% of LR8 Owner, LLC (“Owner”, and together with Investors, the “Company”), a Delaware limited liability company.
Owner was formed with an effective date of September 22, 2010 to acquire approximately 51 acres of land for the development and sale of 169 homes in a community known as Lambert Ranch, located in Irvine, California (the “Project”). As of December 31, 2014, all homes had been sold and closed.
As of December 31, 2014, the members of Investors (individually, the “Member”, and collectively, the “Members”) and their respective percentage interests are as follows:
The New Home Company Southern California LLC (“TNHC”)         5%
MFCI8 LR, LLC (“MFCI8”)                            95%
Investors is scheduled to terminate on December 31, 2060, unless sooner terminated by the provisions provided for in the limited liability company agreement (the “Agreement”).
Distributions, income and losses are to be allocated in accordance with the provisions of the Agreement.
The liability of each Member is limited to the amount of capital contributions required to be made by such Member in accordance with the provisions of the Agreement.
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
Principles of Consolidation
The consolidated financial statements include the accounts of LR8 Investors, LLC and its wholly owned and controlled subsidiary. The accounting policies of the subsidiary are substantially the same as those of Investors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of commitments and contingencies. Actual results could differ materially from those estimates.
Cash
The Company considers all highly liquid investments that are readily convertible to cash, with original maturity dates of three months or less, to be cash and cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposited with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses related to uninsured cash balances.
Restricted Cash
Restricted cash of $0 and $752,032 as of December 31, 2014 and 2013, respectively, is held in various accounts and serves as additional collateral for certain notes payable.
Real Estate Inventories and Cost of Sales
Real estate inventories are carried at cost. Development costs, including land, land development, direct costs of construction, indirect costs, interest, and property taxes incurred during the development period, are capitalized. Capitalization of development costs ends when the assets are substantially complete and ready for sale.
Costs of home sales are allocated based on specific identifications, or relative sales value, depending on the nature of the costs. Project-specific costs are amortized to cost of sales as homes are closed based upon a method that approximates relative sales value. A provision for warranty costs is included in cost of home sales at the time the sale of a home is recorded. Selling and marketing costs are expensed in the period incurred.
Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, Property, Plant, and Equipment. ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
As of December 31, 2014 and 2013, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon undiscounted future cash flow of the underlying Project.

Revenue Recognition
In accordance with ASC 360, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods.
Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes. Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2014, 2013, and 2012.
2. Real Estate Inventories
Real estate inventories consisted of the following:

	December 31
	2014	2013
Construction in progress	$—	$5,347,470
Model homes	—	1,027,894
	$—	$6,375,364

Construction in progress consists primarily of construction costs for homes and common area facilities, which are in various stages of development.
The Company incurred, capitalized, and amortized interest costs as follows:

	Year Ended December 31
	2,014	2,013	2,012
Interest included in beginning real estate inventories	$66,386	$1,962,533	$1,340,495
Interest incurred and capitalized	18,113	1,216,333	1,980,418
Interest amortized to cost of sales	(84,499)	(3,112,480)	(1,358,380)
Interest included in ending real estate inventories	$—	$66,386	$1,962,533

3. Other Assets
Other assets consisted of the following:

	December 31
	2014	2013
Cash collateral - performance bonds	$180,113	$588,928
Refundable deposits	25,000	25,000
	$205,113	$613,928

4. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31
	2014	2013
Warranty reserve	$2,175,003	$2,190,108
Completion reserve	260,992	192,291
Interest payable	—	19,664
	$2,435,995	$2,402,063

The Company offers warranties on its homes that generally cover various defects in workmanship, materials, or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. The Company assesses the adequacy of its warranty accrual on a quarterly basis and adjusts the amounts recorded if necessary. The Company’s warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.Changes in the Company’s warranty liability are as follows:

	Year Ended December 31
	2014	2013	2012

Beginning warranty liability	$2,190,108	$560,206	$—
Warranty provision	141,825	1,716,200	560,206
Warranty payments	(156,930)	(86,298)	—
Ending warranty liability	$2,175,003	$2,190,108	$560,206

The completion reserve includes project costs for homes that have closed but for which invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.

5. Due to Affiliates and Related-Party Transactions
Due to affiliates consisted of the following:

	December 31
	2014	2013
Accrued payroll	$18,795	$162,009
Accrued overhead fees to affiliates	—	28,530
Accrued loan guarantees to affiliates	—	85,172
	$18,795	$275,711

During the years ended December 31, 2014, 2013, and 2012, TNHC incurred construction-related costs on the Company’s behalf of $788,760, $2,284,409 and $1,718,734, respectively. The Company capitalized $598,992, $1,242,817 and $1,070,738 of these amounts to real estate inventories and charged the remaining $189,768, $1,041,592 and $750,090 to selling and marketing expenses incurred from affiliates in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $18,795 and $162,009, respectively, is included in due to affiliates in the accompanying consolidated balance sheets.
Pursuant to the Development Management Agreement as referenced in the operating agreement, TNHC shall receive an overhead fee from the Company in an amount equal to 3.0% of the Project’s revenues. This amount will be paid as follows:

1	0.75% of the projected gross sales revenue of the Project, paid in equal monthly installments beginning with the commencement of grading work, based upon a 23-month period;

2	0.75% of the projected gross sales revenue of the Project, paid in equal monthly installments beginning with the commencement of construction of the model homes, based upon a 28-month period;

3	0.75% of the gross sales revenue from each home sold, payable upon the close of escrow;

4	0.75% of the gross sales revenue from each home sold, payable upon each Member having reached a 15% IRR on its capital contributions.

During the years ended December 31, 2014, 2013, and 2012, TNHC earned $229,321, $3,791,914 and $2,468,337, respectively, in overhead fees, which have been recorded by the Company as overhead fees to affiliates in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $0 and $28,530, respectively, was due to TNHC for such fees and has been included in due to affiliates in the accompanying consolidated balance sheets.
During the years ended December 31, 2014, 2013, and 2012, the Company incurred $120,000 in project coordination fees due to an affiliate of MFCI8. The Company has capitalized these amounts to real estate inventories. As of December 31, 2014 and 2013, no amounts were due to this affiliate.
During the years ended December 31, 2014, 2013, and 2012, the Company incurred $18,927, $113,562 and $85,172, respectively, for certain loan guaranties provided to the Company by TNHC, which were recorded by the Company as guaranty fees to affiliates in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $0 and $85,172, respectively, was due to TNHC.
6. Notes Payable
The Company had notes payable secured by real estate outstanding as follows:

	December 31
	2014	2013
Construction note payable	$—	$3,150,326
	$—	$3,150,326

The Company repaid all outstanding principal and interest due on the note payable as of March 31, 2014.
7. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2014 and 2013, the Company had $1,670,694 and $5,697,236, respectively, in performance bonds outstanding with various cities, governmental entities, and others, for which the Company had disbursed $180,113 and $588,928, respectively, in cash collateral to third parties.
8. Subsequent Events
The Company has evaluated subsequent events through February 27, 2015, the date the consolidated financial statements were available for issuance.

Report of Independent Auditors
The Members
Larkspur Land 8 Investors, LLC
We have audited the accompanying consolidated financial statements of Larkspur Land 8 Investors, LLC, which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2014, and the related notes to the consolidated financial statements.
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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larkspur Land 8 Investors, LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

February 27, 2015

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Balance Sheets

	December 31
	2014	2013
Assets
Cash	$4,072,468	$854,949
Restricted cash	4,251,585	1,660,075
Real estate inventories	28,741,391	54,289,644
Other assets	1,493,417	716,025
Total assets	$38,558,861	$57,520,693

Liabilities and members’ capital
Accounts payable	$3,249,658	$1,983,775
Due to affiliates	254,282	1,136
Accrued expenses and other liabilities	745,752	4,947
Notes payable	11,340,718	21,099,441
	15,590,410	23,089,299

Commitments and contingencies (Note 7)

Members’ capital	22,968,451	34,431,394
Total liabilities and members’ capital	$38,558,861	$57,520,693

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Year Ended December 31
	2014	2013	2012
Revenues:
Home sales	$66,048,338	$—	$—
Design studio option sales	4,632,357	—	—
	70,680,695	—	—
Cost of sales:
Cost of home sales	52,663,079	—	—
Cost of design studio option sales	3,252,694	—	—
	55,915,773	—	—

Gross profit	14,764,922	—	—

Selling and marketing expenses	894,571	185,803	16,406
Selling and marketing expenses incurred
from affiliates	931,950	106,480	—
Overhead fees to affiliates	601,344	931,774	516,643
Net income (loss)	$12,337,057	$(1,224,057)	$(533,049)

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Members’ Capital

Years Ended December 31, 2014, 2013 and 2012

	The New Home
	Company	MFCI8
	Northern	Larkspur
	California LLC	Land, LLC	Total

Balance at December 31, 2011	$2,609,850	$23,506,650	$26,116,500
Contributions	859,000	7,713,000	8,572,000
Distributions	(370,000)	(3,330,000)	(3,700,000)
Net loss	(53,305)	(479,744)	(533,049)
Balance at December 31, 2012	3,045,545	27,409,906	30,455,451
Contributions	520,000	4,680,000	5,200,000
Net loss	(122,406)	(1,101,651)	(1,224,057)
Balance at December 31, 2013	3,443,139	30,988,255	34,431,394
Contributions	50,000	450,000	500,000
Distributions	(2,430,000)	(21,870,000)	(24,300,000)
Net income	1,233,706	11,103,351	12,337,057
Balance at December 31, 2014	$2,296,845	$20,671,606	$22,968,451

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
Operating activities:
Net income (loss)	$12,337,057	$(1,224,057)	$(533,049)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net changes in operating assets and liabilities:
Real estate inventories	25,548,253	(18,638,678)	(9,738,514)
Other assets	(777,392)	(388,500)	(327,525)
Accounts payable	1,265,883	1,151,908	314,379
Due to affiliates	253,146	1,136	—
Accrued expenses and other liabilities	740,805	(104,296)	109,243
Net cash provided by (used in) operating activities	39,367,752	(19,202,487)	(10,175,466)

Financing activities:
Cash collateral on notes payable	(2,591,510)	(1,660,075)	—
Proceeds from issuance of notes payable	31,831,975	20,813,005	5,584,436
Repayments of secured notes	(41,590,698)	(5,298,000)	—
Members’ capital contributions	500,000	5,200,000	8,572,000
Members’ capital distributions	(24,300,000)	—	(3,700,000)
Net cash (used in) provided by financing activities	(36,150,233)	19,054,930	10,456,436

Net increase (decrease) in cash	3,217,519	(147,557)	280,970
Cash at beginning of year	854,949	1,002,506	721,536
Cash at end of year	$4,072,468	$854,949	$1,002,506

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014

1. Organization and Summary of Significant Accounting Policies
Larkspur Land 8 Investors, LLC (“Investors”), a Delaware limited liability company, was formed on June 23, 2011, for the purpose of acquiring and owning 100% of Larkspur Land 8 Owner, LLC (“Owner”, and together with Investors, the “Company”), a Delaware limited liability company.
Owner was formed on June 23, 2011 to acquire approximately 17 acres of land for the development and sale of 85 homes in a community known as Rose Lane, located in Larkspur, California (the “Project”).
As of December 31, 2014, the members of Investors (individually, the “Member”, and collectively, the “Members”) and their respective percentage interests are as follows:

The New Home Company Northern California LLC (“TNHC”)	10%
MFCI8 Larkspur Land, LLC (“MFCI8”)	90%

Investors will terminate on December 31, 2061, unless sooner terminated pursuant to the provisions of the limited liability company agreement (the “Agreement”).
Distributions, income and losses are to be allocated in accordance with the provisions of the Agreement.
The liability of each Member is limited to the amount of capital contributions required to be made by such Member in accordance with the provisions of the Agreement.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Larskpur Land 8 Investors, LLC and its wholly owned and controlled subsidiary. The accounting policies of the subsidiary are substantially the same as those of Investors. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
Restricted Cash
As of December 31, 2014 and 2013, restricted cash of $4,251,585 and $1,660,075, respectively, is held in a separate account and serves as additional collateral for certain notes payable.
Real Estate Inventories and Cost of Sales
Real estate inventories are carried at cost. Development costs, including land, land development, direct costs of construction, indirect costs, interest and property taxes incurred during the development period, are capitalized. Capitalization of development costs ends when the assets are substantially complete and ready for sale.
Costs of home sales are allocated based on specific identification, or relative sales value, depending on the nature of the costs. Project specific costs are amortized to cost of sales as homes are closed based upon a method that approximates relative sales value. A provision for warranty costs is included in cost of homes sold at the time the sale of a home is recorded. Selling and marketing costs are expensed in the period incurred.
Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, Property, Plant and Equipment. ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
As of December 31, 2014 and 2013, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon undiscounted future cash flows of the underlying Project.

Revenue Recognition
In accordance with ASC 360, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods.
Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes. Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2014, 2013, and 2012.
2. Real Estate Inventories
Real estate inventories consisted of the following:

	December 31
	2014	2013

Land and land development	$—	$35,356,632
Construction in progress	25,578,588	14,569,407
Finished homes	826,736	—
Model homes	2,336,067	4,363,605
	$28,741,391	$54,289,644

Construction in progress consists primarily of construction costs for homes and common area facilities, which are in various stages of development.
The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31
	2014	2013	2012

Interest included in beginning real estate inventories	$822,438	$15,662	$—
Interest incurred and capitalized	1,315,541	806,776	15,662
Interest amortized to cost of sales	(1,338,677)	—	—
Interest included in ending real estate inventories	$799,302	$822,438	$15,662

3. Other Assets
Other assets consisted of the following:

	December 31
	2014	2013

Cash collateral - performance bonds	$1,285,009	$716,025
Receivables	208,408	—
	$1,493,417	$716,025

Receivables are amounts related to overpayments made to and due from trade partners during the year ended December 31, 2014.
4. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31
	2014	2013

Warranty reserve	$676,946	$—
Completion reserve	37,336	—
Interest payable	31,470	4,947
	$745,752	$4,947

The Company offers warranties on its homes that generally cover various defects in workmanship or materials or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. The Company assesses the adequacy of its warranty reserve on a quarterly basis and adjusts the amounts recorded if necessary. The Company’s warranty reserve is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Changes in the Company’s warranty reserve are as follows:

	Year Ended December 31
	2014	2013	2012

Beginning warranty reserve	$—	$—	$—
Warranty provision	707,268	—	—
Warranty payments	(30,322)	—	—
Ending warranty reserve	$676,946	$—	$—

The completion reserve includes project costs for homes that have closed but for which invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.

5. Due to Affiliates and Related-Party Transactions
Due to affiliates consisted of the following:

	December 31
	2014	2013

Accrued payroll	$121,125	$1,136
Accrued overhead fees to affiliates	102,344	—
Commissions payable	30,813	—
	$254,282	$1,136

During the years ended December 31, 2014, 2013, and 2012, TNHC incurred construction-related costs on the Company’s behalf of $1,820,028, $711,671 and $298,468, respectively. The Company has capitalized $888,078, $605,191 and $298,468 of these amounts to real estate inventories and charged the remaining $931,950, $106,480 and $0 to selling and marketing expenses incurred from affiliates in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $151,948 and $1,136, respectively, is included in due to affiliates in the accompanying consolidated balance sheets.
Pursuant to the Development Management Agreement as referenced in the operating agreement, TNHC shall receive an overhead fee from the Company in an amount equal to 3.0% of the Project revenues. This amount will be paid as follows:

1)	1.0% of the projected gross sales revenue of the Project, paid in equal monthly installments beginning with the commencement of grading work, based upon a 25-month period;

2)	1.0% of the projected gross sales revenue of the Project, paid in equal monthly installments beginning with the commencement of the construction of the model homes, based upon a 27-month period;

3)	1.0% of the gross sales revenue from each home sold, payable upon each Member having reached a 15% IRR on its capital contributions.

During the years ended December 31, 2014, 2013, and 2012, the Company incurred $601,344, $931,774 and $516,643, respectively in overhead fees payable to TNHC, which have been recorded by the Company as overhead fees to affiliates in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $102,344 and $0, respectively, was due to TNHC for such fees and has been reflected in due to affiliates in the accompanying consolidated balance sheets.
The Company is provided certain loan guaranties by the Members on its construction note payable in order to secure performance under the loan and maintain certain loan-to-value ratios. Each of the Members is apportioned liability under the guaranties according to their respective percentage interest. As of December 31, 2014 and 2013, $11,340,718 and $11,761,791, respectively, was outstanding under the loan.
During the years ended December 31, 2014, 2013, and 2012, the Company incurred $120,000 in project coordination fees due to an affiliate of MFCI8. The Company has capitalized these amounts to real estate inventories. At December 31, 2014 and 2013, no amounts were due to this affiliate.

6. Notes Payable
The Company had notes payable secured by real estate outstanding as follows:

	December 31
	2014	2013
Acquisition and development note payable; paid in full as of June 18, 2014	$—	$9,337,650
Construction note payable with a total commitment of $36,000,000; matures March 2015 and bears interest at a rate of 1-month LIBOR plus 5.5% (5.69% at December 31, 2014). At December 31, 2014, $24,659,282 was available to be drawn under the note.	11,340,718	11,761,791
	$11,340,718	$21,099,441

7. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2014 and 2013, the Company had $19,823,991 and $6,644,864, respectively, in performance bonds outstanding with various cities, governmental entities, and others, for which the Company had disbursed $1,285,009 and $716,025, respectively, in cash collateral to third parties.
8. Subsequent Events
The Company has evaluated subsequent events through February 27, 2015, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
TNHC Newport LLC

We have audited the accompanying financial statements of TNHC Newport LLC, which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of operations, members’ capital, and cash flows for the year ended December 31, 2014, and the period from March 1, 2013 (inception) to December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Newport LLC at December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014, and the period from March 1, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

February 13, 2015

TNHC Newport LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2014	2013

Assets
Cash	$10,925,677	$2,939,844
Restricted cash	500,000	500,000
Real estate inventories	79,688,329	50,562,447
Total assets	$91,114,006	$54,002,291

Liabilities and members’ capital
Accounts payable	$8,083,611	$3,572,179
Accrued expenses and other liabilities	1,214,572	12,251
Due to affiliate	168,924	16,615
Note payable	17,730,943	4,676,105
Note payable to member	4,268,291	–
	31,466,341	8,277,150

Commitments and contingencies (Note 6)

Members’ capital	59,647,665	45,725,141
Total liabilities and members’ capital	$91,114,006	$54,002,291

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Operations

		March 1, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013

Revenues:
Home sales	$56,601,330	$ –
Design studio option sales	3,557,220	–
	60,158,550	–
Cost of sales:
Cost of home sales	42,001,484	–
Cost of design studio option sales	2,668,840	–
	44,670,324	–

Gross profit	15,488,226	–

Selling and marketing expenses	467,156	5,391
Selling and marketing expenses
incurred from affiliates	731,575	21,618
Overhead fees to affiliates	2,866,971	1,247,850
Net income (loss)	$11,422,524	$(1,274,859)

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Members’ Capital

Year Ended December 31, 2014, and Period From
March 1, 2013 (Inception) to December 31, 2013

	TNHC	NB
	Meridian	Residences,
	Investors LLC	LLC	Total

Balance at March 1, 2013 (inception)	$ –	$ –	$ –
Contributions	21,068,808	30,550,000	51,618,808
Distributions	(4,618,808)	–	(4,618,808)
Net loss	(446,201)	(828,658)	(1,274,859)
Balance at December 31, 2013	16,003,799	29,721,342	45,725,141
Contributions	350,000	5,150,000	5,500,000
Distributions	(999,880)	(2,000,120)	(3,000,000)
Net income	3,885,517	7,537,007	11,422,524
Balance at December 31, 2014	$19,239,436	$40,408,229	$59,647,665

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

		March 1, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013
Operating activities
Net income (loss)	$11,422,524	$(1,274,859)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Net changes in operating assets and liabilities:
Restricted cash	–	(500,000)
Real estate inventories	(29,125,882)	(43,318,639)
Accounts payable	4,511,432	3,572,179
Accrued expenses and other liabilities	1,202,321	12,251
Due to affiliate	152,309	16,615
Net cash used in operating activities	(11,837,296)	(41,492,453)

Financing activities
Proceeds from issuance of note payable to member	4,268,291	–
Proceeds from issuance of note payable	13,054,838	4,676,105
Members’ capital contributions	5,500,000	44,375,000
Members’ capital distributions	(3,000,000)	(4,618,808)
Net cash provided by financing activities	19,823,129	44,432,297

Net increase in cash	7,985,833	2,939,844
Cash at beginning of period	2,939,844	–
Cash at end of period	$10,925,677	$2,939,844

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$ –	$ –

Supplemental disclosures of noncash transactions
Land contributed in lieu of cash for members’ capital	$ –	$7,243,808

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014
1. Organization and Summary of Significant Accounting Policies
TNHC Newport LLC, a Delaware limited liability company (the “Company”), was formed with an effective date of March 1, 2013. The Company was capitalized through cash and asset contributions by TNHC Meridian Investors LLC (“TNHC”) and NB Residences, LLC (“NB Residences”) (collectively, “the Members”). On April 1, 2013, the Company purchased 4.25 acres of land located in Newport Beach, California, for the development and sale of 79 homes in a community known as Meridian (“the Project”).
Subject to the operating agreement, distributions of net cash flow to the Members shall be in the following order of priority:

1)	To the Members in proportion to their respective accrued and unpaid First Priority Preference Amount, as defined; then

2)	To the Members in proportion to their respective Undistributed First Priority Capital Amount, as defined; then

3)	To the Members in proportion to their respective accrued and unpaid Second Priority Preference Amount, as defined; then

4)	To the Members in proportion to their respective Undistributed Second Priority Capital Amount, as defined; then

5)	To the Members in proportion to their respective Percentage Interests, as defined (TNHC 50% and NB Residences 50%).

Upon the formation of the Company, TNHC received a distribution of $4,618,808 from the Company in order to bring contribution percentages of each Member in line with the operating agreement, which was 35% for TNHC and 65% for NB Residences. During 2014, the Members amended the operating agreement to allow NB Residences to make a contribution of $4,500,000 without the requirement for TNHC to make a corresponding contribution. This contribution was designated as an increase to NB Residences Undistributed Second Priority Capital.
Subject to the operating agreement, income and loss are allocated to the Members generally in the same manner as distributions of net cash flow.
Pursuant to the operating agreement, the preferred return on First Priority Capital, as defined, for both Members is 20% per annum, compounded monthly. No First Priority Capital contributions have been made through December 31, 2014. The preferred return on Second Priority Capital, as defined, for both Members is 12% per annum, compounded monthly. As the payment for the preferred return is not guaranteed, it is not currently accrued on the financial statements.

The following is a summary of the preferred returns for the Members as of December 31, 2014:

	TNHC	NB Residences	Total

Cumulative First Priority preferred return	$—	$—	$—
Cumulative First Priority preferred distributions	—	—	—
Cumulative Second Priority preferred return	3,608,400	7,004,880	10,613,280
Cumulative Second Priority preferred distributions	(999,880)	(2,000,120)	(3,000,000)
Remaining undistributed preferred return	$2,608,520	$5,004,760	$7,613,280

Basis of Presentation
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of commitments and contingencies. Actual results could differ materially from those estimates.
Cash
The Company considers all highly liquid investments that are readily convertible to cash, with original maturity dates of three months or less, to be cash and cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposited with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses related to uninsured cash balances.
Restricted Cash
Restricted cash of $500,000 as of December 31, 2014 and 2013, is held in a single account and serves as collateral for a letter of credit for certain performance bonds.
Real Estate Inventories and Cost of Sales
Real estate inventories are carried at cost. Development costs, including land, land development, direct costs of construction, indirect costs, interest, and property taxes incurred during the development period, are capitalized. Capitalization of development costs ends when the assets are substantially complete and ready for sale.
Costs of home sales are allocated based on specific identification or relative sales value, depending on the nature of the costs. Project-specific costs are amortized to cost of sales as homes are closed based upon a method that approximates relative sales value. A provision for warranty costs is included in cost of homes sold at the time the sale of a home is recorded. Selling and marketing costs are expensed in the period incurred.
Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, Property, Plant and Equipment. ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
As of December 31, 2014 and 2013, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon undiscounted future cash flow of the underlying Project.
Revenue Recognition
In accordance with ASC 360, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and related profit are deferred for recognition in future periods.
Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes. Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2014 and 2013.

2. Real Estate Inventories
Real estate inventories consisted of the following:

	December 31
	2014	2013

Land and land development	$8,869,985	$37,251,289
Construction in progress	68,454,324	13,311,158
Model homes	2,364,020	—
	$79,688,329	$50,562,447

Construction in progress consists primarily of construction costs for homes and common area facilities, which are in various stages of development.
The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31, 2014	March 1, 2013 (Inception) to December 31, 2013

Interest included in beginning real estate inventories	$12,251	$—
Interest incurred and capitalized	1,313,753	12,251
Interest amortized to cost of sales	(749,309)	—
Interest included in ending real estate inventories	$576,695	$12,251

3. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31
	2014	2013

Accrued interest	$—	$12,251
Completion reserve	607,615	—
Other liabilities	5,955	—
Warranty reserve	601,002	—
	$1,214,572	$12,251

The Company offers warranties on its homes that generally cover various defects in workmanship, materials, or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. The Company assesses the adequacy of its warranty accrual on a quarterly basis and adjusts the amounts recorded if necessary. The Company’s warranty accrual is included in accrued expenses and other liabilities in the accompanying balance sheets.

Changes in the Company’s warranty liability are as follows:

	Year Ended December 31, 2014	March 1, 2013 (Inception) to December 31, 2013

Beginning warranty liability	$—	$—
Warranty provision	602,432	—
Warranty payments	(1,430)	—
Ending warranty liability	$601,002	$—

The completion reserve includes project costs for homes that have closed but for which invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.
4. Due to Affiliates and Related Party Transactions
Amounts due to affiliates consisted of the following:

	December 31
	2014	2013

Accrued interest	$2,050	$—
Accrued payroll	166,874	16,615
	$168,924	$16,615

During the year ended December 31, 2014, and the period from March 1, 2013 (inception) to December 31, 2013, TNHC incurred construction-related costs on the Company’s behalf totaling $1,274,951 and $281,535, respectively. The Company capitalized $543,376 and $280,917 of these amounts to real estate inventories for the year ended December 31, 2014, and the period from March 1, 2013 (inception) to December 31, 2013, respectively, and charged the remaining $731,575 and $21,618, respectively, to selling and marketing expenses incurred from affiliates in the accompanying statements of operations. As of December 31, 2014 and 2013, $166,874 and $16,615, respectively, was due to TNHC and is reflected in the accompanying balance sheets as due to affiliates.
Pursuant to the operating agreement, TNHC and NB Residences shall receive an overhead fee from the Company in an amount equal to 3.0% and 1.0%, respectively, of the Project revenues. This amount will be paid as follows:

1)
1.5% of the projected gross sales revenue of the Project to TNHC and 0.5% of the projected gross sales revenue of the Project to NB Residences, paid in equal monthly installments on or about the first day of each month over the projected life of the project, beginning April 1, 2013.

2)
1.5% of the projected gross sales revenue from each home sold to TNHC and 0.5% of the projected gross sales revenue from each home sold to NB Residences, payable upon the first day of the month following close of escrow.

During the year ended December 31, 2014, and the period from March 1, 2013 (inception) to December 31, 2013, TNHC earned $1,248,000 and $936,000, respectively, and NB Residences earned $415,800 and

$311,850, respectively, in monthly management fees, which have been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. During the year ended December 31, 2014, and the period from March 1, 2013 (inception) to December 31, 2013, TNHC earned $902,378 and $0, respectively, and NB Residences earned $300,793 and $0, respectively, in overhead fees earned from homes sold, which have also been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. As of December 31, 2014 and 2013, no amounts were outstanding for such fees.
TNHC provides certain loan guaranties related to the Company’s construction note payable (Note 5). In the event that these guaranties are called upon, they would be considered a cost of the Company and would be allocated appropriately to the Members in accordance with the operating agreement.
5. Notes Payable
The Company had notes payable outstanding as follows:

	December 31
	2014	2013

Construction note payable	$—	$4,676,105
Construction note payable with a total commitment of $105,000,000 secured by real estate inventories	17,730,943	—
Unsecured note payable to Member with a total commitment of $6,500,000	4,268,291	—
	$21,999,234	$4,676,105

During the year ended December 31, 2014, the Company repaid, in full, all outstanding principal and interest associated with the initial construction note payable. The note bore interest at a rate of 8% and was repaid on June 27, 2014.
The Company has an additional construction note payable with a total commitment of $105,000,000, which is secured by the underlying project real estate inventories. The note matures in June 2016 and bears interest at a base prime rate with options at one-month LIBOR plus 3.25% (combined rate of 3.4% at December 31, 2014). As of December 31, 2014, $45,155,457 was available to be drawn under the note.
The Company has an unsecured note payable to a Member with a total commitment of $6,500,000. The note matures in September 2016 and bears interest at a rate of one-month LIBOR plus 3.25% (3.4% at December 31, 2014). As of December 31, 2014, $0 was available to be drawn under the note.
Notes payable have stated maturities as follows for the years ending December 31:

2015	$—
2016	21,999,234
$21,999,234

As of December 31, 2014, the Company had accrued interest of $2,050 related to the note payable to Member, which has been reflected in due to affiliates in the accompanying balance sheets. As of December 31, 2013, the Company had accrued interest of $12,251 related to the construction note, which has been reflected in accrued interest in the accompanying balance sheets.

6. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2014 and 2013, the Company had $4,933,386 and $3,000,000, respectively, in performance bonds outstanding with the city of Newport Beach, governmental entities, and others.
7. Subsequent Events
The Company has evaluated subsequent events through February 13, 2015, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
TNHC Meridian Investors LLC

We have audited the accompanying financial statements of TNHC Meridian Investors LLC, which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of operations, members’ capital, and cash flows for the year ended December 31, 2014, and the period from August 20, 2013 (inception) to December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Meridian Investors LLC at December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014, and the period from August 20, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 5, 2015

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2014	2013

Assets
Cash	$ 1,162,032	$ 94,199
Investment in unconsolidated joint venture	19,482,073	16,246,436
Total assets	$20,644,105	$16,340,635

Liabilities and members' capital
Due to affiliate	$ 75,198	$ –

Commitments and contingencies (Note 3)

Members' capital	20,568,907	16,340,635
Total liabilities and members' capital	$20,644,105	$16,340,635

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Operations

		Period From
		August 20,
		2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013
Revenues:
Management fee revenues from affiliates	$ 2,150,378	$ 416,000

Expenses:
Overhead fees to the Members	2,150,378	416,000
General and administrative expenses	7,245	90,800
Equity in net (income) loss of unconsolidated joint venture	(3,885,517)	203,564
Net income (loss)	$ 3,878,272	$ (294,364)

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Year Ended December 31, 2014 and Period
From August 20, 2013 (Inception) to December 31, 2013

	The New Home
	Company	IHP
	Southern	Meridian
	California LLC	LLC	Total

Balance at August 20, 2013 (Inception)	$—	$—	$—
Contributions	14,369,677	10,480,049	24,849,726
Distributions	(8,214,727)	—	(8,214,727)
Net loss	(147,182)	(147,182)	(294,364)
Balance at December 31, 2013	6,007,768	10,332,867	16,340,635
Contributions	129,500	220,500	350,000
Net income	1,473,227	2,405,045	3,878,272
Balance at December 31, 2014	$7,610,495	$12,958,412	$20,568,907

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

		Period From
		August 20,
		2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013
Operating activities:
Net income (loss)	$ 3,878,272	$ (294,364)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Distributions of earnings from unconsolidated joint venture	999,880	–
Equity in net (income) loss of unconsolidated joint venture	(3,885,517)	203,564
Net changes in operating assets and liabilities:
Due to affiliate	75,198	–
Net cash provided by (used in) operating activities	1,067,833	(90,800)

Investing activities:
Contributions to unconsolidated joint venture	(350,000)	(8,029,558)
Distributions of equity from unconsolidated joint venture	–	4,618,808
Net cash used in investing activities	(350,000)	(3,410,750)

Financing activities:
Members' capital contributions	350,000	11,810,476
Members' capital distributions	–	(8,214,727)
Net cash provided by financing activities	350,000	3,595,749

Net increase in cash	1,067,833	94,199
Cash at beginning of period	94,199	–
Cash at end of period	$ 1,162,032	$ 94,199

Supplemental disclosures of noncash transactions
Real estate contributed in lieu of cash for members' capital	$ –	$13,039,250

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014

1. Organization and Summary of Significant Accounting Policies
TNHC Meridian Investors LLC, a Delaware limited liability company (the “Company”), was formed with an effective date of February 20, 2013. The Company was initially capitalized through cash and asset contributions by The New Home Company Southern California LLC (“TNHC”). Effective August 20, 2013, TNHC Meridian Investors LLC amended and restated its limited liability agreement and concurrently admitted IHP Meridian LLC (“IHP”) as a member (TNHC and IHP, collectively, are referred to herein as the “Members”). The Company holds an interest in one unconsolidated joint venture, TNHC Newport LLC (the “Unconsolidated Joint Venture”).
Subject to the operating agreement, distributions of net cash flow to the Members shall be in the following order of priority:

1)	To the Members in proportion and up to the difference between their respective aggregate Special Preferred Return, as defined, and the aggregate amounts distributed previously; then

2)	To the Members in proportion to their respective Unreturned Special Capital Contributions, as defined; then

3)	To the Members in proportion and up to the difference between their respective aggregate Preferred Return, as defined, and the aggregate amounts distributed previously; then

4)
If there is a Controllable Cost Overrun, as defined, and a Profit Shortfall, as defined, an amount equal to 50% of the lesser of such Controllable Cost Overrun or such Profit Shortfall shall be distributed to the Members in the following proportion: 75% to IHP and 25% to TNHC; then

5)	To the Members in proportion and up to each Member’s Unreturned Capital Contribution, as defined; then

6)	To the Members in proportion to their respective Percentage Interests, as defined (TNHC 50% and IHP 50%).

Subject to the operating agreement, income and losses are allocated to the Members generally in the same manner as distributions of net cash flow.
Pursuant to the operating agreement, the Special Preferred Return on Unreturned Special Capital Contributions, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Unreturned Capital Contributions for both Members is 12% per annum, compounded monthly. As the payment for the preferred returns is not guaranteed, it is not currently accrued on the financial statements.

The following is a summary of the preferred returns for the Members as of December 31, 2014:

	TNHC	IHP	Total
Cumulative Special Preferred Return	$—	$—	$—
Cumulative Special Preferred distributions	—	—	—
Cumulative Preferred Return	1,068,620	1,819,530	2,888,150
Cumulative Preferred distributions	—	—	—
Remaining undistributed preferred return	$1,068,620	$1,819,530	$2,888,150

Basis of Presentation
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of commitments and contingencies. Actual results could differ materially from those estimates.
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
Variable Interest Entities
The Company accounts for variable interest entities in accordance with ASC 810, Consolidation. Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.

As of December 31, 2014 and 2013, the Company was not required to consolidate any VIEs. In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE.
The Company first analyzes the Unconsolidated Joint Venture to determine if it is a variable interest entity under the provisions of ASC 810 (as discussed above) when determining whether the entity should be consolidated.
Investment in Unconsolidated Joint Venture
If the Company concludes that the Unconsolidated Joint Venture is not a variable interest entity, then, in accordance with the provisions of ASC 810, limited partnerships or similar entities must be further evaluated under the presumption that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Under the provisions of ASC 810, the Company may be required to consolidate certain investments in which it holds a general partner or managing member interest.
As of December 31, 2014 and 2013, the Company concluded that the Unconsolidated Joint Venture was not a variable interest entity and accounted for this entity under the equity method of accounting.  Under the Unconsolidated Joint Venture operating agreement, future capital contributions are determined based on the operating budgets and needs of the Unconsolidated Joint Venture, which will likely vary throughout the life of the Unconsolidated Joint Venture based on the circumstances unique to the Unconsolidated Joint Venture.
As of December 31, 2014, the Company had an ownership interest in one unconsolidated joint venture, with an ownership percentage of 32%. Investment in the Unconsolidated Joint Venture is accounted for under the equity method of accounting. Under the equity method, the Company recognizes its proportionate share of earnings and losses generated by the Unconsolidated Joint Venture upon the delivery of lots or homes to third parties. The Company’s proportionate share of profits and losses are eliminated until the related asset has been sold by the Unconsolidated Joint Venture to third parties.
The Company reviews the real estate inventory held by the Unconsolidated Joint Venture for impairments whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company also reviews its investment in the Unconsolidated Joint Venture for evidence of other-than-temporary declines in value.
To the extent the Company deems any portion of its investment in the Unconsolidated Joint Venture as not recoverable, the Company impairs its investment accordingly. As of December 31, 2014 and 2013, the Company determined that no portion of its investment in the Unconsolidated Joint Venture was impaired.

The balance sheets for the Unconsolidated Joint Venture are as follows:

	December 31
	2014	2013
Cash	$10,925,677	$2,939,844
Restricted cash	500,000	500,000
Real estate inventories	79,688,329	50,562,447
Total assets	$91,114,006	$54,002,291

Accounts payable	$8,083,611	$3,572,179
Accrued expenses and other liabilities	1,214,572	12,251
Due to affiliate	168,924	16,615
Note payable	17,730,943	4,676,105
Note payable to member	4,268,291	—
Total liabilities	31,466,341	8,277,150

The Company’s equity	19,239,436	16,003,799
Other member’s equity	40,408,229	29,721,342
Total equity	59,647,665	45,725,141
Total liabilities and equity	$91,114,006	$54,002,291

During the period from March 1, 2013 to August 20, 2013, TNHC recognized $242,637 in losses related to the Unconsolidated Joint Venture prior to the admittance of IHP as a member in the Company. This amount is reflected as a difference between the Company’s equity in the Unconsolidated Joint Venture and the Company’s investment in the Unconsolidated Joint Venture as shown in the accompanying balance sheets.
The condensed statements of operations for the Unconsolidated Joint Venture are as follows:

	Year Ended December 31,	March 1, 2013 (Inception) to December 31,
	2014	2013
Revenues	$60,158,550	$—
Cost of sales and expenses	48,736,026	1,274,859
Income (loss) of unconsolidated joint venture	$11,422,524	$(1,274,859)
Income (loss) from unconsolidated joint venture reflected in the accompanying statements of operations	$3,885,517	$(203,564)

Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.

The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes. Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2014 and 2013.
2. Due to Affiliate and Related Party Transactions
Pursuant to the operating agreement of the Unconsolidated Joint Venture, the Company receives a management fee from the Unconsolidated Joint Venture in an amount equal to 3.0% of Unconsolidated Joint Venture revenues. During the year ended December 31, 2014 and the period from August 20, 2013 (inception) to December 31, 2013, the Company earned $2,150,378 and $416,000, respectively, in management fees which have been recorded by the Company as management fee revenues from affiliates in the accompanying statements of operations.
Pursuant to the operating agreement, TNHC shall receive an overhead fee from the Company in an amount equal to 3.0%, less $500,000, of the Unconsolidated Joint Venture revenues. This amount will be paid as follows:

1)	1.5% of the projected gross sales revenue of the Unconsolidated Joint Venture, less $500,000, paid in equal monthly installments beginning on April 1, 2013, based upon a 33 month development period.

2)	1.5% of the projected gross sales revenue from each home sold, payable upon the first day of the month following close of escrow.

Pursuant to the operating agreement, IHP shall receive an overhead fee from the Company in an amount equal to $500,000. This amount will be in installments equal to one twelfth (1/12th) of any portion of the overhead fee received by TNHC. During the year ended December 31, 2014, and the period from August 20, 2013 (inception) to December 31, 2013, TNHC earned $1,143,600 and $381,200, respectively, and IHP earned $104,400 and $34,800, respectively, in monthly overhead fees, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2014 and 2013, no amounts were due to TNHC or IHP for such fees.
During the year ended December 31, 2014 and the period from August 20, 2013 (inception) to December 31, 2013, TNHC earned and received $827,180 and $0, respectively, and IHP earned $75,198 and $0, respectively, in overhead fees earned from homes sold, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2014, no amounts were due to TNHC and $75,198 was due to IHP and has been included in due to affiliate in the accompanying balance sheets. As of December 31, 2013, no amounts were due to TNHC and IHP for such fees.
3. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
4. Subsequent Events
The Company has evaluated subsequent events through March 5, 2015, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
TNHC-HW Foster City LLC

We have audited the accompanying financial statements of TNHC-HW Foster City LLC, which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of operations, members’ capital, and cash flows for the year ended December 31, 2014, and the period from July 2, 2013(inception) to December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC-HW Foster City LLC at December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014, and the period from July 2, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

February 13, 2015

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2014	2013
Assets
Cash	$12,134,090	$249,945
Restricted cash	2,809,331	—
Real estate inventories	8,066,506	3,849,911
Total assets	$23,009,927	$4,099,856

Liabilities and members’ capital
Accounts payable	$918,816	$130,675
Due to affiliates	1,480,450	4,422
Deferred revenue	16,598,154	—
Accrued expenses and other liabilities	1,200,099	—
	20,197,519	135,097
Commitments and contingencies (Note 5)

Members’ capital	2,812,408	3,964,759
Total liabilities and members’ capital	$23,009,927	$4,099,856

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Operations

		Period From
		July 2, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013

Land sales	$46,887,846	$ –
Cost of land sales	34,965,482	–
Gross profit	11,922,364	–

Selling and marketing expenses	499,715	–
Overhead fees to affiliates	1,968,000	264,241
Net income (loss)	$9,454,649	$(264,241)

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Members’ Capital

Year Ended December 31, 2014 and Period From
July 2, 2013 (Inception) to December 31, 2013

	TNHC Land	HWFC
	Company LLC	Project, LLC	Total

Balance at July 2, 2013 (Inception)	$ –	$ –	$ –
Contributions	2,872,300	2,114,500	4,986,800
Distributions	(757,800)	–	(757,800)
Net loss	(132,120)	(132,121)	(264,241)
Balance at December 31, 2013	1,982,380	1,982,379	3,964,759
Contributions	4,403,200	9,989,800	14,393,000
Distributions	(9,466,507)	(15,533,493)	(25,000,000)
Net income	4,387,853	5,066,796	9,454,649
Balance at December 31, 2014	$1,306,926	$1,505,482	$2,812,408

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

		Period From
		July 2, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013
Operating activities
Net income (loss)	$9,454,649	$(264,241)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net changes in operating assets and liabilities:
Restricted Cash	(2,809,331)	–
Real estate inventories	(4,216,595)	(1,717,111)
Accounts payable	788,141	130,675
Due to affiliates	1,476,028	4,422
Deferred revenue	16,598,154	–
Accrued expenses and other liabilities	1,200,099	–
Net cash provided by (used in) operating activities	22,491,145	(1,846,255)

Financing activities
Members’ capital contributions	14,393,000	2,854,000
Members’ capital distributions	(25,000,000)	(757,800)
Net cash (used in) provided by financing activities	(10,607,000)	2,096,200

Net increase in cash	11,884,145	249,945
Cash at beginning of period	249,945	–
Cash at end of period	$12,134,090	$249,945

Supplemental disclosure of noncash transactions
Real estate inventories contributed for members’ capital	$ –	$2,132,800
Purchase of real estate with note payable to land seller	$21,000,000	$ –

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$ –	$ –

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014
1. Organization and Summary of Significant Accounting Policies
TNHC-HW Foster City LLC, a Delaware limited liability company (the “Company”), was formed with an effective date of July 2, 2013. The Company was capitalized through cash and asset contributions by TNHC Land Company LLC (“TNHC”) and HWFC Project, LLC (“Hillwood”) (collectively referred to herein as the “Members”). On October 3, 2014, the Company purchased approximately 15 acres of land located in Foster City, California for the development and sale of lots planned for 200 residential dwellings, 221 assisted and independent living apartments, a retail space, and a public use space, in a site known as Foster Square (the “Project”).
Subject to the operating agreement, distributions of net cash flow to the Members shall be in the following order of priority (taking into account, as applicable, each Member’s then existing preferred return amount and contribution account balances, and subject to any other applicable provisions of the operating agreement):

1.	To the Members in proportion to their respective accrued and unpaid First Priority Preference Amount, as defined; then

2.	To the Members in proportion to their respective Undistributed First Priority Capital Amount, as defined; then

3.	To the Members in proportion to their respective accrued and unpaid Second Priority Preference Amount, as defined; then

4.	To the Members in proportion to their respective Undistributed Second Priority Capital Amount, as defined; then

5.	To the Members in proportion to their respective Percentage Interests (TNHC 46.47% and Hillwood 53.53%).

Upon formation of the Company, TNHC received a distribution from the Company of $757,800 in order to bring the contribution percentages of each Member in line with the operating agreement, which at the time was 50% for TNHC and 50% for Hillwood. Upon acquisition of fee title to the Project site on October 3, 2014, the contribution percentages of the Members were adjusted, pursuant to the operating agreement, to 35% for TNHC and 65% for Hillwood.
Subject to the operating agreement, income and loss is allocated to the Members generally in the same manner as distributions of net cash flow.
Pursuant to the operating agreement, the preferred return on First Priority Capital, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Second Priority Capital, as defined, for both Members is 12% per annum, compounded monthly. As the payment for the preferred return is not guaranteed, it is not currently accrued on the financial statements. As of December 31, 2014, no contributions had been made that qualify as a First Priority Capital Amount, as defined.

The following is a summary of the preferred returns for the Members as of December 31, 2014:

	TNHC	Hillwood	Total

Cumulative First Priority preferred return	$—	$—	$—
Cumulative First Priority preferred distributions	—	—	—
Cumulative Second Priority preferred return	487,970	594,490	1,082,460
Cumulative Second Priority preferred distributions	(487,970)	(594,490)	(1,082,460)
Remaining undistributed preferred return	$—	$—	$—

Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of commitments and contingencies. Actual results could differ materially from those estimates.
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
Restricted Cash
Restricted cash of $2,809,331 at December 31, 2014, includes $700,052 that serves as collateral for a letter of credit for certain performance bonds and $2,109,279 that serves as collateral for the construction costs related to a portion of the Project sold to a third party in December 2014. See discussion of post-closing development activities, as described in more detail in Note 1 under the caption entitled “Revenue Recognition.” The Company did not have restricted cash as of December 31, 2013.
Real Estate Inventories and Costs of Sales
Real estate inventories are carried at cost. Development costs including land, land development, direct costs of construction, indirect costs, interest, and property taxes incurred during the development period, are capitalized. Capitalization of development costs ends when the assets are substantially complete and ready for sale. Costs of land sales are allocated based on relative sales value. Selling and marketing costs are expensed in the period incurred.

Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, Property, Plant, and Equipment. ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
As of December 31, 2014 and 2013, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon undiscounted future cash flows of the underlying Project.
Revenue Recognition
In accordance with ASC 360, revenues from land sales are recorded and a profit is recognized when the respective lots are closed. Land sales are closed when all conditions of escrow are met, including delivery of the real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective lot is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods.
During the year ended December 31, 2014, the Company sold land from the Project to two parties for a total of $71,250,000. Under the terms of the contracts, the Company is obligated to perform certain development activities after the close of escrow, including grading of property, utilities, backbone improvements, and improvement plans and permits. Due to this continuing involvement, the Company has recognized the land sale under the percentage-of-completion method, whereby revenue is recognized in proportion to total costs incurred divided by total costs expected to be incurred. As of December 31, 2014, $16,598,154 of revenue and $6,194,665 of profit remains deferred and will be recognized as development progresses.
Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes. Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2014 and 2013.

2. Real Estate Inventories
Real estate inventories consist of the following:

	December 31
	2014	2013

Land and land under development	$8,066,506	$3,849,911

The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended	Period Ended
	December 31	December 31
	2014	2013

Interest included in beginning real estate inventories	$—	$—
Interest incurred and capitalized	212,877	—
Interest amortized to cost of sales	(172,976)	—
Interest included in ending real estate inventories	$39,901	$—

3. Due to Affiliates and Related-Party Transactions
Amounts due to affiliates consist of the following:

	December 31
	2014	2013

Accrued payroll	$55,450	$4,422
Accrued overhead fees to affiliates	1,425,000	—
	$1,480,450	$4,422

During the year ended December 31, 2014 and the period from July 2, 2013 (inception) to December 31, 2013, TNHC incurred construction-related costs on the Company’s behalf of $353,090 and $93,460, respectively. The total amounts were capitalized as real estate inventories for both periods.
Pursuant to the operating agreement, TNHC and Hillwood shall receive an overhead fee from the Company in an amount equal to 3.0% and 1.0%, respectively, of the Project’s gross sales revenue. This amount will be paid as follows:

1)
1.5% of the projected gross sales revenue of the Project to TNHC and 0.5% of the projected gross sales revenue of the Project to Hillwood, payable in equal monthly installments on or about the first day of the each month over the projected life of the project, beginning July 1, 2013;

2)
1.5% of the gross sales price of all or any portion of the Project site to TNHC and 0.5% of the gross sales price of all or any portion of the Project site to Hillwood, payable upon the first day of the month following closing of the sale.

During the year ended December 31, 2014 and the period from July 2, 2013 (inception) to December 31, 2013, TNHC earned $406,000 and $198,494 in monthly overhead fees and Hillwood earned $137,000 and $65,747 in monthly overhead fees, respectively, which have been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. During the year ended December 31, 2014 and the period from July 2, 2013 (inception) to December 31, 2013, TNHC earned $1,068,750 and $0 and Hillwood earned $356,250 and $0, respectively, in overhead fees from lots sold, which have also been recorded by the Company as overhead fees from affiliates in the accompanying statements of operations. As of December 31, 2014, $1,068,750 and $356,250 were due to TNHC and Hillwood, respectively, for overhead fees earned from lots sold and are reflected in the accompanying balance sheets as due to affiliates. As of December 31, 2014 and 2013, all monthly fees were paid in full.
4. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities of $1,200,099 at December 31, 2014, consist of initial cash deposits from a buyer to purchase lots from the Company. The Company did not have accrued expenses and other liabilities as of December 31, 2013.
5. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2014 and 2013, the Company had $5,680,620 and $0, respectively, in performance bonds outstanding with various cities, governmental entities, and others, for which the Company had distributed $700,052 and $0, respectively, in cash collateral to third parties.
6. Subsequent Events
The Company has evaluated subsequent events through February 13, 2015, the date the financial statements were available for issuance.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of The New Home Company Inc. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

3.2	Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.1
Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on January 24, 2014))

4.2
Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.1
Revolving Credit Agreement by and among The New Home Company Northern California LLC and U.S. Bank National Association, dated as of Sept. 26, 2013 (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Amendment No. 6, filed December 17, 2013))

10.2
Registration Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, and TCN/TNHC LP (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.3†	The New Home Company Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.4†	The New Home Company Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.5†	Employment Agreement between The New Home Company Inc. and H. Lawrence Webb (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.6†	Employment Agreement between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.7†	Employment Agreement between The New Home Company Inc. and Joseph Davis (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.8†	Employment Agreement between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.9†
Form of Indemnification Agreement between The New Home Company Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.10†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.11†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.12†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.13
Credit Agreement, dated June 26, 2014, among The New Home Company Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 2, 2014)

10.14+	Agreement of Limited Partnership of Arantine Hills Holdings LP (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

21.1*	List of subsidiaries of The New Home Company Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 6, 2015

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 6, 2015

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated March 6, 2015

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated March 6, 2015

†	Management Contract or Compensatory Plan or Arrangement
+	Confidential treatment was requested with respect to omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission.
*	Filed herewith
**
The information in Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The New Home Company Inc.

By:	/s/ H. Lawrence Webb
H. Lawrence Webb
Chief Executive Officer and Chairman
Date: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Lawrence Webb	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 6, 2015
H. Lawrence Webb

/s/ Wayne Stelmar	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 6, 2015
Wayne Stelmar

/s/ Sam Bakhshandehpour	Director	March 6, 2015
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	March 6, 2015
Michael Berchtold

/s/ David Berman	Director	March 6, 2015
David Berman

/s/ Paul Heeschen	Director	March 6, 2015
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	March 6, 2015
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	March 6, 2015
Cathey S. Lowe

/s/ Douglas C. Neff	Director	March 6, 2015
Douglas C. Neff

/s/ Nadine Watt	Director	March 6, 2015
Nadine Watt

/s/ William A. Witte	Director	March 6, 2015
William A. Witte