Form 10-Q
period 2015-03-31
New Home Co Inc.
filed 2015-05-08
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of May 7, 2015: 16,515,255

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$51,787,691	$44,057,589
Restricted cash	144,327	282,501
Contracts and accounts receivable	16,735,828	13,163,927
Due from affiliates	1,157,537	2,662,423
Real estate inventories	173,512,785	163,564,181
Investment in unconsolidated joint ventures	56,346,503	60,564,033
Property and equipment, net of accumulated depreciation	1,026,560	983,984
Other assets	6,963,935	6,679,468
Total assets	$307,675,166	$291,958,106

Liabilities and equity
Accounts payable	$20,126,482	$16,580,629
Accrued expenses and other liabilities	6,670,384	11,200,458
Notes payable	124,305,081	113,751,334
Notes payable to affiliates	747,432	—
Total liabilities	151,849,379	141,532,421
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 16,516,546 and 16,448,750, shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	165,166	164,488
Additional paid-in capital	143,727,978	143,474,637
Retained earnings	9,013,199	4,444,553
Total The New Home Company Inc. stockholders' equity	152,906,343	148,083,678
Noncontrolling interest in subsidiary	2,919,444	2,342,007
Total equity	155,825,787	150,425,685
Total liabilities and equity	$307,675,166	$291,958,106
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2015	2014
Revenues:
Home sales	$56,235,763	$5,051,320
Fee building, including management fees from unconsolidated joint ventures of $2,967,900 and $1,684,574, respectively	46,629,463	20,512,086
	102,865,226	25,563,406
Expenses:
Cost of homes sales	48,279,524	3,982,138
Cost of fee building	43,776,750	19,451,467
Abandoned project costs	114,595	86,104
Selling and marketing	1,278,543	398,188
General and administrative	3,660,264	2,278,309
	97,109,676	26,196,206
Equity in net income of unconsolidated joint ventures	1,867,899	773,220
Guaranty fee income	—	18,927
Other expense, net	(193,038)	(656)
Income before taxes	7,430,411	158,691
(Provision) benefit for taxes	(2,885,169)	1,412,020
Net income	4,545,242	1,570,711
Net loss attributable to noncontrolling interests	23,404	500
Net income attributable to The New Home Company Inc.	$4,568,646	$1,571,211

Earnings per share attributable to The New Home Company Inc.
Basic	$0.28	$0.11
Diluted	$0.28	$0.11
Weighted average shares outstanding:
Basic	16,487,859	13,931,389
Diluted	16,574,280	13,944,323
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2014	16,448,750	$164,488	$143,474,637	$4,444,553	$148,083,678	$2,342,007	$150,425,685
Net income (loss)	—	—	—	4,568,646	4,568,646	(23,404)	4,545,242
Noncontrolling interest contribution	—	—	—	—	—	600,841	600,841
Stock-based compensation expense	—	—	254,019	—	254,019	—	254,019
Shares issued through stock plans	67,796	678	(678)	—	—	—	—
Balance at March 31, 2015	16,516,546	$165,166	$143,727,978	$9,013,199	$152,906,343	$2,919,444	$155,825,787

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
Operating activities:
Net income	$4,545,242	$1,570,711
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(5,840,516)	(1,442,533)
Amortization of equity based compensation	254,019	678,376
Distributions of earnings from unconsolidated joint ventures	2,702,202	1,074,526
Equity in net income of unconsolidated joint ventures	(1,867,899)	(773,220)
Deferred profit from unconsolidated joint ventures	(978,185)	—
Depreciation	112,827	62,068
Abandoned project costs	114,595	86,104
Net changes in operating assets and liabilities:
Restricted cash	138,174	(595,126)
Contracts and accounts receivable	(3,571,901)	(5,499,414)
Due from affiliates	1,504,886	(229,798)
Real estate inventories	(11,214,926)	(13,232,467)
Other assets	5,556,049	2,067,697
Accounts payable	3,545,853	7,265,130
Accrued expenses and other liabilities	(4,530,074)	(4,196,765)
Net cash used in operating activities	(9,529,654)	(13,164,711)
Investing activities:
Purchases of property and equipment	(155,403)	(216,100)
Contributions to unconsolidated joint ventures	(2,130,674)	(2,756,173)
Distributions of equity from unconsolidated joint ventures	6,492,086	602,664
Net cash provided by (used in) investing activities	4,206,009	(2,369,609)
Financing activities:
Net proceeds from issuance of common stock	—	87,800,022
Repurchase of common stock	—	(11,988,281)
Borrowings from notes payable	21,676,983	2,750,692
Repayments of notes payable	(8,623,236)	(3,332,914)
Net cash provided by financing activities	13,053,747	75,229,519
Net increase in cash and cash equivalents	7,730,102	59,695,199
Cash and cash equivalents – beginning of period	44,057,589	9,541,361
Cash and cash equivalents – end of period	$51,787,691	$69,236,560
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Taxes paid	$5,850,000	$250,000
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$—	$17,000,000
Purchase of real estate with notes payable to affiliates	$747,432	$—
Contribution of real estate from noncontrolling interest in subsidiary	$600,841	$—
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

Initial Public Offering

The Company completed its initial public offering (“IPO”) on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company (“LLC”) into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO, the Company had 16,448,750 common shares outstanding. The Company had 16,516,546 common shares outstanding as of March 31, 2015.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying unaudited condensed financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Segment Reporting

Accounting Standards Codification (“ASC”) 280, "Segment Reporting" (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments. Corporate is a non-operating segment.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $0.1 million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to abandoned project costs when we determine continuation of the prospective project is not probable. During the three months ended March 31, 2015 and 2014, the Company reduced its real estate inventory balance by $0.1 million for projects no longer being pursued. The associated expense is reflected as abandoned project costs in the accompanying consolidated statements of operations.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three months ended March 31, 2015 and 2014, no impairment adjustments relating to homebuilding real estate inventories were recorded.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated joint ventures in accordance with ASC 835, “Interest” (“ASC 835”). Interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. Interest capitalized to investment in unconsolidated joint ventures is included as a reduction of income from or increase in loss from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, “Property, Plant, and Equipment”, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

Fee Building

The Company enters into fee building agreements to provide services whereby it will build homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, “Revenue Recognition” (“ASC 605”), revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

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

The Company’s fee building revenues have historically been concentrated in a small number of customers. For the three months ended March 31, 2015, one customer comprised 94% of fee building revenue. For the three months ended March 31, 2014, two customers comprised 92% of fee building revenue. As of March 31, 2015 and December 31, 2014, one customer comprised 85% and 98% of contracts and accounts receivables, respectively.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, “Consolidation” (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.

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

As of March 31, 2015 and December 31, 2014, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of March 31, 2015 and December 31, 2014, the third-party investor had made contributions of $2.9 million and $2.3 million, respectively, net of losses and distributions.

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

As of March 31, 2015 and December 31, 2014, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

As of March 31, 2015, our estimated future capital contributions to unconsolidated joint ventures was $20.3 million. Under the joint venture operating agreements, future capital contributions are determined based on the operating budgets and needs of the joint venture, which will likely vary throughout the life of each joint venture based on the circumstances unique to the project. In addition to required contributions, the Company selectively provides guaranties for debt held by certain of its unconsolidated joint ventures. Such guaranties facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. As of March 31, 2015 and December 31, 2014, our unconsolidated joint ventures had outstanding debt secured by financial guaranties of $77.3 million and $61.4 million, respectively, of which 21.2% and 12.6% respectively, was guaranteed by the Company. The guaranties will remain in place through the repayment of the notes, which mature at various dates through 2017. Payments under the guaranties are triggered by events of default, as defined in the

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

various credit facilities. As of March 31, 2015, there were no events of default that would require payments under the guaranties.

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

We review real estate inventory held by our unconsolidated joint ventures for indicators of impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three months ended March 31, 2015 and 2014, no impairments related to investment in unconsolidated joint ventures were recorded.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned but not collected and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. Factors considered in evaluations include, but are not limited to: (i) client type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) client credit worthiness; and (v) general economic conditions.
As of March 31, 2015 and December 31, 2014, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the probable term of the lease.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, “Income Taxes” (“ASC 740”). As a result of the conversion from an LLC to a taxable entity in connection with the Company's IPO, the Company recognized a cumulative net deferred tax asset of $1.5 million related to the difference between the financial statement basis and tax basis of the assets and liabilities as of January 30, 2014. Subsequent to the conversion, the consolidated provision for, or benefit from, income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company is in the process of evaluating the effects of ASU 2014-09 on its revenue recognition.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis, (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Our adoption of ASU 2015-02 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Our adoption of ASU 2015-03 is not expected to have a material effect on our condensed consolidated financial statements.

2.    Computation of Earnings Per Share
Basic and diluted earnings per share for the three months ended March 31, 2014 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Numerator:
Net income attributable to The New Home Company Inc.	$4,568,646	$1,571,211

Denominator:
Basic weighted-average shares outstanding	16,487,859	13,931,389
Effect of dilutive shares:
Stock options and unvested restricted stock units	86,421	12,934
Diluted weighted-average shares outstanding	16,574,280	13,944,323

Basic earnings per share attributable to The New Home Company Inc.	$0.28	$0.11
Diluted earnings per share attributable to The New Home Company Inc.	$0.28	$0.11

Antidilutive stock options not included in diluted earnings per share	19,280	872,683

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2015	2014
Contracts receivable:
Costs incurred on fee building projects	$43,776,750	$89,055,951
Estimated earnings	2,852,713	4,506,534
	46,629,463	93,562,485
Less: amounts collected during the period	(32,200,061)	(80,404,464)
	$14,429,402	$13,158,021

Contracts receivable:
Billed	$—	$1,957
Unbilled	14,429,402	13,156,064
	14,429,402	13,158,021
Other receivables:
Escrow receivables	2,304,842	—
Other receivables	1,584	5,906
	$16,735,828	$13,163,927
Billed contracts receivable represent amounts billed to clients that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of March 31, 2015 and December 31, 2014 are expected to be billed and collected within twelve months. Accounts payable at March 31, 2015 and December 31, 2014 includes $13.3 million and $11.9 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	March 31,	December 31,
	2015	2014
Deposits and pre-acquisition costs	$6,526,921	$9,348,650
Land held and land under development	56,078,515	48,989,673
Homes completed or under construction	92,892,230	87,072,326
Model homes	18,015,119	18,153,532
	$173,512,785	$163,564,181

All of our deposits and pre-acquisition costs are non-refundable, except for $150,000 and $0 as of March 31, 2015 and December 31, 2014 respectively.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related homes are closed. For the three months ended March 31, 2015 and 2014 interest incurred, capitalized and expensed was as follows:

	Three months ended March 31,
	2015	2014
Interest incurred	$878,637	$240,517
Interest capitalized	(878,637)	(240,517)
Interest expensed	$—	$—

Capitalized interest in beginning inventory	$2,327,885	$1,003,390
Interest capitalized as a cost of inventory	878,637	240,517
Interest previously capitalized as cost of inventory, included in cost of sales	(359,050)	(5,100)
Capitalized interest in ending inventory	$2,847,472	$1,238,807

5.    Unconsolidated Joint Ventures

As of March 31, 2015 and December 31, 2014, the Company had ownership interests in 12 unconsolidated joint ventures with ownership percentages that generally range from 5% to 50%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$57,811,013	$45,036,567
Restricted cash	15,084,353	14,981,059
Real estate inventories	450,262,749	459,770,310
Other assets	3,700,494	1,822,429
Total assets	$526,858,609	$521,610,365

Accounts payable and accrued liabilities	$59,574,881	$52,601,452
Notes payable	103,017,185	87,994,263
Total liabilities	$162,592,066	$140,595,715
The Company's equity	56,346,503	60,564,033
Other partners' equity	307,920,040	320,450,617
Total equity	364,266,543	381,014,650
Total liabilities and equity	$526,858,609	$521,610,365

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three months ended March 31,
	2015	2014
Revenues	$81,223,945	$21,499,838
Cost of sales	63,797,675	15,819,153
Gross profit	17,426,270	5,680,685
Operating expenses	6,660,096	3,492,768
Net income of unconsolidated joint ventures	$10,766,174	$2,187,917
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$1,867,899	$773,220

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues from its unconsolidated joint ventures. For the three months ended March 31, 2015 and 2014, the Company earned $3.0 million and $1.7 million , respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of operations.

6.    Other Assets
Other assets consist of the following:

	March 31,	December 31,
	2015	2014
Deferred tax asset	$5,840,516	$5,840,516
Prepaid loan fees	—	307,197
Prepaid expenses	1,096,002	500,422
Other assets	27,417	31,333
	$6,963,935	$6,679,468

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Warranty reserve	$2,078,776	$1,577,937
Employee benefits	1,372,986	1,051,325
Accrued payroll	926,193	479,741
Accrued interest	292,536	267,916
Completion reserve	124,030	219,081
Incentive compensation	695,000	3,148,861
Accrued professional fees	62,248	413,677
Income taxes payable	964,877	3,929,708
Other accrued expenses	153,738	112,212
	$6,670,384	$11,200,458

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2015, the Company instituted an employee bonus program where employees are eligible to earn incentive compensation based on the attainment of predetermined Company and individual performance goals. As of March 31, 2015, there was $0.7 million accrued for incentive compensation related to this program. During 2014, the Company elected to institute a fully discretionary employee incentive compensation plan to various non-executive employees. The accrual at December 31, 2014 was $3.1 million.
Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.
Changes in our warranty accrual are detailed in the table set forth below:

	Three months ended March 31,
	2015	2014
Beginning warranty liability for homebuilding projects	$1,276,946	$810,088
Warranty provision for homebuilding projects	562,399	50,807
Warranty payments for homebuilding projects	(60,523)	(22,684)
Ending warranty liability for homebuilding projects	1,778,822	838,211

Beginning warranty liability for fee building projects	300,991	264,210
Warranty efforts for fee building projects	(1,037)	(1,956)
Ending warranty liability for fee building projects	299,954	262,254
Total ending warranty liability	$2,078,776	$1,100,465

8.    Notes Payable
Notes payable consisted of the following:

	March 31,	December 31,
	2015	2014
Senior unsecured revolving credit facility	$113,023,560	$100,473,560
Note payable with land seller	7,000,000	9,500,000
Construction loans	4,281,521	3,777,774
	$124,305,081	$113,751,334

Notes payable to affiliates	$747,432	$—

On June 26, 2014, the Company entered into a senior unsecured revolving credit facility (the "Unsecured Facility") with a bank to borrow up to $125.0 million, limited by borrowing base provisions and financial covenants. Any outstanding principal is due upon maturity, which is June 26, 2017, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee. The Company may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2015, the availability under the facility was $12.0 million and the interest rate was 2.43% . In connection with the agreement, the Company is required to maintain certain financial covenants, including (i) a minimum tangible net worth, as defined; (ii) leverage ratios, as defined; (iii) a minimum liquidity covenant; (iv) a minimum fixed charge coverage ratio based on EBITDA to interest incurred; and (v) from and after January 1, 2015, a speculative unit limitation. As of March 31, 2015, the Company was in compliance with all financial covenants. On May 7, 2015, the Company entered into a modification agreement to increase the total lending commitments under the Unsecured Facility from $125.0 million to $175.0 million. The maturity date was extended to April 30, 2018, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2012, the Company entered into a $9.5 million term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. During February 2015, we made a principal reduction payment of $2.5 million and extended the maturity date of the note. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) February 15, 2016 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
In May 2014, the Company entered into two construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at March 31, 2015. The total commitment under the construction loans is $9.5 million. As of March 31, 2015, the Company had $5.2 million available to borrow under the construction loans. The loans mature on November 27, 2016. Interest is payable monthly with all unpaid principal and interest due at maturity.
In January 2015, the Company entered into two notes, secured by real estate, with one of its unconsolidated joint ventures for a total of $0.7 million related to the purchase of finished lots. There is no stated interest rate associated with the notes. Repayment of the notes shall be made in three equal installments. In April, the company paid the first and second installments on both notes for a total pay down of $0.5 million. The third installment will be payable on the sooner of specified project development milestones or on January 7, 2020.

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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, contracts and accounts receivable, due from affiliates, accounts payable, accrued expenses and other liabilities, notes payable and notes payable to affiliates.
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and notes payable to affiliates is not determinable due to the related party nature of such amounts. As of March 31, 2015 and December 31, 2014, the fair value of the Company's notes payable approximated the carrying value. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy. Estimated fair values of the outstanding notes payable at March 31, 2015 and December 31, 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three months ended March 31, 2015 and 2014, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

10.    Commitments and Contingencies
The Company is a defendant in various lawsuits related to its normal course of business. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At March 31, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.
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
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. At March 31, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $14.3 million and $12.2 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

11.    Related Party Transactions
During the three months ended March 31, 2015 and 2014, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.8 million and $2.0 million, respectively. As of March 31, 2015 and December 31, 2014, $0.6 million and $1.1 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2015 and 2014, the Company earned $3.0 million and $1.7 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, $0.6 million and $1.6 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into loan guaranties on behalf of certain of its unconsolidated joint ventures in order to secure performance under the loans and maintain certain loan-to-value ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and the partners are apportioned liability under the guaranties according to their respective capital interest. In addition, the agreements provide the Company, to the extent the partner has an unpaid liability under the guaranties, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied, which is expected to occur over a period between August 2015 and September 2017. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. With respect to guaranties regarding specific performance, the Company is not generally subject to financial liability, but is only required to complete the project with funds provided by the beneficiary of the guaranty. As of March 31, 2015 and December 31, 2014, $77.3 million and $61.4 million, respectively, was outstanding under the loans, of which 21.2% and 12.6%, respectively was guaranteed by the Company. In connection with providing the loan guaranties, the Company recognized $0 and $18,927 during the three months ended March 31, 2015 and 2014, respectively, as guaranty fee income in the accompanying consolidated statements of operations.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completion of our IPO. Amounts paid to Berchtold are included in offering expenses and were offset against the proceeds of our IPO.
As of March 31, 2015, the Company had investments in certain unconsolidated joint ventures totaling $20.2 million. Certain members of the Company's board of directors are affiliated with entities that also had an investment in these joint ventures and are owners of more than 10% of the outstanding common stock of the Company.
TL Fab LP, an affiliate of Mr. Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three months ended March 31, 2015, the Company and its unconsolidated joint ventures incurred $0.1 million for these services. The Company and its unconsolidated joint ventures incurred $1.2 million for these services for the year ended December 31, 2014, of which $0.1 million was due to TL Fab LP at December 31, 2014. These amounts were capitalized to real estate inventories by the Company and its unconsolidated joint ventures and will be included in cost of home sales at the time of home deliveries.

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
A summary of the Company’s common stock option activity as of and for the three months ended March 31, 2015 is presented below:

	Options Outstanding
		Weighted-Average
	Number of Shares	Exercise Price per share
Options outstanding at December 31, 2014	846,874	$11.00
Options granted	—	$—
Options forfeited	—	$—
Options outstanding at March 31, 2015	846,874	$11.00
Options exercisable at March 31, 2015	24,717	$11.00

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock units as of and for the three months ended March 31, 2015 is presented below:

	Restricted Stock Units Outstanding
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value per Share
Balance outstanding at December 31, 2014	112,233	$11.36
Restricted stock units granted	112,651	$14.22
Restricted stock units vested	(85,386)	$11.48
Restricted stock units forfeited	(384)	$11.00
Balance outstanding at March 31, 2015	139,114	$13.61

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Three months ended March 31,
	2015	2014
Expense related to:
Equity based incentive units	$—	$316,667
Stock options	304,782	215,047
Restricted stock units	197,080	146,662
	$501,862	$678,376
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At March 31, 2015, the amount of unearned stock-based compensation currently estimated to be expensed through 2018 related to unvested common stock options and restricted stock units is $4.1 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
The (provision) benefit for income taxes is as follows:

	Three Months Ended March 31,
	2015	2014
(Provision) benefit for income taxes	$(2,885,169)	$1,412,020
The effective tax rate for the three months ended March 31, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2014 differs from the statutory tax rate due to the recognition of a tax benefit for cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. The net deferred tax asset primarily relates to differences between the financial statement basis and tax basis for investments in unconsolidated joint ventures, accrued warranties and accrued

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

benefits. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
As discussed in Note 1, for the first 30 calendar days of 2014, the Company was a Delaware LLC which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members.
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

	Three months ended March 31,
	2015	2014
Revenues
Homebuilding	$56,235,763	$5,051,320
Fee building	46,629,463	20,512,086
Total	$102,865,226	$25,563,406

Gross profit
Homebuilding	$7,956,239	$1,069,182
Fee building	2,852,713	1,060,619
Total	$10,808,952	$2,129,801

	March 31,	December 31,
	2015	2014
Assets
Homebuilding	$291,723,527	$275,611,173
Fee building	15,951,639	16,346,933
Total	$307,675,166	$291,958,106

15.    Pro Forma Net Income and Earnings per Share
The pro forma amounts reflect the income tax provision as if the Company was a taxable corporation as of the beginning of the period, and assume the Company filed a consolidated tax return for the periods presented.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Three months ended March 31, 2014
Income before taxes	$158,691
Pro forma income tax provision to reflect the conversion to a C Corporation	(56,970)
Pro forma net income	101,721
Net loss attributable to noncontrolling interests	500
Pro forma net income attributable to The New Home Company Inc.	$102,221
Pro forma basic earnings per share attributable to The New Home Company Inc.	$0.01
Pro forma diluted earnings per share attributable to The New Home Company Inc.	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to The New Home Company Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

Consolidated Financial Data

	Three months ended March 31,
	2015	2014
Revenues:
Home sales	$56,235,763	$5,051,320
Fee building, including management fees from unconsolidated joint ventures of $2,967,900 and $1,684,574, respectively	46,629,463	20,512,086
	102,865,226	25,563,406
Expenses:
Cost of homes sales	48,279,524	3,982,138
Cost of fee building	43,776,750	19,451,467
Abandoned project costs	114,595	86,104
Selling and marketing	1,278,543	398,188
General and administrative	3,660,264	2,278,309
	97,109,676	26,196,206
Equity in net income of unconsolidated joint ventures	1,867,899	773,220
Guaranty fee income	—	18,927
Other expense, net	(193,038)	(656)
Income before taxes	7,430,411	158,691
(Provision) benefit for taxes	(2,885,169)	1,412,020
Net income	4,545,242	1,570,711
Net loss attributable to noncontrolling interests	23,404	500
Net income attributable to The New Home Company Inc.	$4,568,646	$1,571,211

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net New Home Orders and Backlog

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Net new home orders	25	10	15	150%
Cancellation rate	7%	9%	(2)%	(22)%
Average selling communities	4.0	3.0	1.0	33%
Selling communities at end of period	4	3	1	33%
Backlog (dollar value)	$82,707,000	$12,741,000	$69,966,000	549%
Backlog (homes)	37	15	22	147%
Average sales price of backlog	$2,235,000	$849,000	$1,386,000	163%

Net new home orders for the three months ended March 31, 2015 increased 150% to 25, compared to 10 during the same period in 2014. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended March 31, 2015 was 6.3 per average selling community (2.1 monthly), compared to 3.3 per average selling community (1.1 monthly) during the same period in 2014.

Our cancellation rate of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 7% for the three months ended March 31, 2015 as compared to 9% for the same period in 2014. Our average number of selling communities increased by 1.0 for the three months ended March 31, 2015 compared to the same period in 2014.

Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to seven months, although we may experience cancellations of sales contracts prior to delivery. The number of homes in backlog as of March 31, 2015 compared to March 31, 2014 increased 147% as a result of increased net new home orders and the number of average selling communities. The dollar value of backlog increased $70.0 million, or 549%, as of March 31, 2015 compared to March 31, 2014 primarily due to two communities in Irvine, California with average sales prices of $2.1 million and $2.9 million that opened during the second quarter of 2014.

Home Sales Revenue and New Homes Delivered

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
New homes delivered	29	10	19	190%
Home sales revenue	$56,235,763	$5,051,320	$51,184,443	1,013%
Average sales price of homes delivered	$1,939,000	$505,000	$1,434,000	284%
New home deliveries increased by 19, or 190%, during the three months ended March 31, 2015 compared to the same period in 2014. The increase in new home deliveries was primarily due to the two communities in Irvine, California as noted above.
During the three months ended March 31, 2015, home sales revenue increased by $51.2 million, or 1,013%, from the same period in 2014 primarily due to 22 deliveries from our two communities in Irvine, California with average sales prices of $2.1 million and $2.9 million compared to none in the prior year period.

Homebuilding

	Three Months Ended March 31,
	2015	%	2014	%
Home sales revenue	$56,235,763	100.0%	$5,051,320	100.0%
Cost of home sales	48,279,524	85.9%	3,982,138	78.8%
Homebuilding gross margin	7,956,239	14.1%	1,069,182	21.2%
Add: interest in cost of home sales	359,050	0.7%	5,100	0.1%
Adjusted homebuilding gross margin(1)	$8,315,289	14.8%	$1,074,282	21.3%
Homebuilding gross margin percentage	14.1%		21.2%
Adjusted homebuilding gross margin percentage(1)	14.8%		21.3%

(1)	Non-GAAP financial measure (as discussed below).
Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin decreased to 14.1% for the three months ended March 31, 2015 as compared to 21.2% for the same period in 2014. During the three months ended March 31, 2015, we delivered 22 homes at two communities in Irvine, California. These deliveries generated $52.5 million of home sales revenue and occurred on finished lots purchased from a masterplan community developer. Under the terms of our purchase agreement, we acquire finished lots in these communities under a favorable option structure in exchange for payment of a profit participation and a higher cost of land to the developer. The profit participation and higher cost of land in these two communities were the primary reasons homebuilding gross margin percentage decreased.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 14.8% for the three months ended March 31, 2015, compared to 21.3% for the same period in 2014. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost, allowing a focus on the performance of the underlying homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Three Months Ended March 31,
	2015	%	2014	%
Fee building revenues	$46,629,463	100.0%	$20,512,086	100.0%
Cost of fee building	43,776,750	93.9%	19,451,467	94.8%
Fee building gross margin	$2,852,713	6.1%	$1,060,619	5.2%
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
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered. Fee building revenues increased to $46.6 million for the three months ended March 31, 2015 compared to $20.5 million for the same period during 2014, primarily due to the increase in construction activity in the fee building communities. Included in fee building revenues were (i) $43.7 million and $18.8 million of billings to land owners for the three months ended March 31, 2015 and 2014, respectively, and (ii) $3.0 million and $1.7 million of management fees from our unconsolidated joint ventures for the three months ended March 31, 2015 and 2014, respectively.
The Company’s fee building revenues have historically been concentrated in a small number of customers. For the three months ended March 31, 2015, one customer comprised 94% of fee building revenue. For the three months ended March 31, 2014, two customers comprised 92% of fee building revenue. As of March 31, 2015 and December 31, 2014, one customer comprised 85% and 98% of contracts and accounts receivables, respectively.
Cost of fee building increased to $43.8 million for the three months ended March 31, 2015 compared to $19.5 million for the same period during 2014. The amount of G&A expenses included in cost of fee building were $2.2 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. The 76% increase in management fees from our unconsolidated joint ventures, offset partially by increase in billings to land owners and the related increase in G&A expenses, were the primary reasons fee building gross margin percentage increased to 6.1% from 5.2% for the three months ended March 31, 2015 and 2014, respectively.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs for specific projects, are expensed to abandoned project costs when we determine continuation of the prospective project is not probable. During the three months ended March 31, 2015, abandoned project costs increased slightly to $114,595 from $86,104 for the three months ended March 31, 2014.
Equity in Net Income of Unconsolidated Joint Ventures
As of March 31, 2015 and 2014, we had ownership interests in 12 and 11, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $10.8 million and $2.2 million in net income during the three months ended March 31, 2015 and 2014, respectively. The net income of our unconsolidated joint ventures increased primarily due to an increase in new home deliveries and land sales revenue during the first quarter of 2015. Our equity in net income from unconsolidated joint ventures was $1.9 million for the three months ended March 31, 2015, compared to equity in net income of $0.8 million for the same period in 2014. The increase in our equity in net income from unconsolidated joint ventures was primarily due to an increase in net income produced by the unconsolidated joint ventures, which was primarily due to an increase in new home deliveries and land sales revenue during the first quarter of 2015.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures—Homebuilding
Net New Home Orders, Backlog, Revenues and Deliveries
Net new home orders	108	68	40	59%
Cancellation rate	8%	8%	—%	—%
Average selling communities	8.3	6.8	1.5	22%
Selling communities at end of period	9	8	1	13%
Backlog (dollar value)	$170,600,000	$96,952,000	$73,648,000	76%
Backlog (homes)	129	100	29	29%
Average sales price of backlog	$1,322,000	$970,000	$352,000	36%
New homes delivered	54	30	24	80%
Home sales revenue	$51,239,008	$21,499,838	$29,739,170	138%
Average sales price of homes delivered	$949,000	$717,000	$232,000	32%

Net new home orders from unconsolidated joint ventures increased to 108 from 68, or 59%, for the three months ended March 31, 2015 and 2014, respectively, primarily due to an increase in the number of average selling communities. The absorption rate for unconsolidated joint ventures for the three months ended March 31, 2015 was 13.0 per average selling community (4.2 monthly), compared to 10.0 per average selling community (3.2 monthly) during the same period in 2014.
The cancellation rate of unconsolidated joint venture projects was approximately 8% for the three months ended March 31, 2015 as compared to 8% for the same period in 2014. The number of homes in backlog from unconsolidated joint ventures as of March 31, 2015 increased by 29 from March 31, 2014 primarily due to the 59% increase in net new home orders, offset partially by an increase in new home deliveries. The dollar value of backlog as of March 31, 2015 compared to March 31, 2014 increased due to the increase in the number of homes in backlog and the average sales price of backlog. The average sales price of backlog increased by $352,000 primarily due to a change in product mix.

New homes delivered from unconsolidated joint ventures increased to 54 from 30, or 80%, for the three months ended March 31, 2015 and 2014, respectively, primarily due to an increase in net new home orders and community count. Home sales revenue from unconsolidated joint ventures increased to $51.2 million from $21.5 million, or 138%, during the three months ended March 31, 2015 and 2014, respectively, primarily due to the increase in average sales price of homes delivered. The average sales price of homes delivered increased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to deliveries of lower priced homes in 2014, including below market rate homes in certain communities.

	Three Months Ended March 31,
	2015	%	2014	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales revenue	$51,239,008	100.0%	$21,499,838	100.0%
Cost of unconsolidated joint ventures home sales	41,707,069	81.4%	15,819,153	73.6%
Unconsolidated joint ventures homebuilding gross margin	9,531,939	18.6%	5,680,685	26.4%
Add: interest in cost of unconsolidated joint venture home sales	819,372	1.6%	144,875	0.7%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$10,351,311	20.2%	$5,825,560	27.1%
Unconsolidated joint ventures homebuilding gross margin percentage	18.6%		26.4%
Adjusted unconsolidated joint ventures homebuilding gross margin percentage (1)	20.2%		27.1%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage was 20.2% for the three months ended March 31, 2015 compared to 27.1% for the same period in 2014. Adjusted unconsolidated joint ventures homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures homebuilding gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture homebuilding operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures—Land
Net New Lot Orders, Backlog, Revenues and Deliveries
Net new lot orders	—	—	—	—
Backlog (dollar value)(1)	$45,662,000	$—	$45,662,000	—
Backlog (lots)(1)	140	—	140	—
New lots delivered	280	—	280	—
Land sales revenue	$29,984,937	$—	$29,984,937	—

(1)
Amounts include $18.1 million of backlog dollar value and 80 lots related to purchase contracts between an unconsolidated joint venture and the Company. Lot count excludes a retail parcel with a contract price of $8.3 million.

	Three Months Ended March 31,
	2015	%	2014	%
Unconsolidated Joint Ventures—Land
Unconsolidated joint ventures land sales revenue	$29,984,937	100.0%	$—	—
Cost of unconsolidated joint ventures land sales	22,090,606	73.7%	—	—
Unconsolidated joint ventures land gross margin	7,894,331	26.3%	—	—
Add: interest in cost of unconsolidated joint venture land sales	15,861	0.1%	—	—
Adjusted unconsolidated joint ventures land gross margin (1)	$7,910,192	26.4%	$—	—
Unconsolidated joint ventures land gross margin percentage	26.3%		—
Adjusted unconsolidated joint ventures land gross margin percentage (1)	26.4%		—

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of land sales, adjusted unconsolidated joint ventures land gross margin percentage was 26.4% for the three months ended March 31, 2015 compared to none for the same period in 2014. Adjusted unconsolidated joint ventures land gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture land sales back to unconsolidated joint ventures land gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost, allowing a focus on the performance of the underlying unconsolidated joint venture land operations. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture land gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture land gross margin, the nearest GAAP equivalent.

The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	March 31,		Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures - Lots Owned and Controlled
Homebuilding
Lots owned	831	794	37	5%
Lots controlled (1)	—	328	(328)	(100)%
Homebuilding Total	831	1,122	(291)	(26)%
Land Development
Lots owned	2,492	870	1,622	186%
Lots controlled (1)	235	2,151	(1,916)	(89)%
Land Development Total	2,727	3,021	(294)	(10)%
Total	3,558	4,143	(585)	(14)%

(1)	Consists of lots that are under purchase and sale agreements.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of
			Home Sales Revenue
	2015	2014	2015	2014
Selling and marketing expenses	$1,278,543	$398,188	2.3%	7.9%
General and administrative expenses (“G&A”)	3,660,264	2,278,309	6.5%	45.1%
Total selling, marketing and G&A	$4,938,807	$2,676,497	8.8%	53.0%
Selling and marketing expenses incurred during the three months ended March 31, 2015 decreased to 2.3% of home sales revenue compared to 7.9% for the same period in 2014. The increase in selling and marketing expense during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to an increase in home sales revenue and the average number of selling communities.
During the three months ended March 31, 2015, G&A expenses increased to $3.7 million from $2.3 million for the same period in 2014. The increase was primarily attributable to (i) an increase in personnel as a result of the increase in, and level of activity of our projects, and (ii) an increase in outside services, professional fees and board of director costs related to public company requirements, and other costs incurred to support our growth. G&A expenses as a percentage of home sales revenue decreased to 6.5% for the three months ended March 31, 2015 from 45.1% for the three months ended March 31, 2014.
Guaranty Fee Income
During the three months ended March 31, 2015 and 2014, we recognized $0 and $18,927 respectively in guaranty fee income from one of our unconsolidated joint ventures for certain loan guaranties provided on behalf of the unconsolidated joint venture, which ended during the first quarter of 2014.
Other Expense, Net
Other expense, net, increased $0.2 million during the three months ended March 31, 2015 due to various franchise tax fees associated with being a corporation, compared to the same period in 2014.

(Provision) Benefit for Taxes

For the three months ended March 31, 2015, the Company recorded a provision for taxes of $2.9 million. The effective tax rate for the three months ended March 31, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit for the cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. For the three months ended March 31, 2014, the Company recorded a tax benefit of

$1.4 million primarily due to the differences between the financial statement basis and tax basis of certain assets upon conversion to a taxable entity at the time of the IPO, resulting in a net deferred tax asset. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
Net Income
As a result of the foregoing factors, we generated net income during the three months ended March 31, 2015 of $4.6 million compared to net income of $1.6 million during the same period in 2014.
Interest Incurred
Interest, which was incurred principally to finance land acquisition, land development and home construction, totaled $0.9 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, all of which was capitalized to real estate inventory. Interest incurred during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased as a result of a higher average outstanding notes payable balance, offset partially by a decrease in the weighted average interest rate.
Lots Owned and Controlled

	March 31,		Increase (Decrease)
	2015	2014	Amount	%
Lots Owned
Southern California	107	169	(62)	(37)%
Northern California	330	263	67	25%
Total	437	432	5	1%
Lots Controlled (1)
Southern California	337	254	83	33%
Northern California	158	97	61	63%
Fee Building Projects (2)	943	1,278	(335)	(26)%
Total	1,438	1,629	(191)	(12)%
Total Lots Owned and Controlled	1,875	2,061	(186)	(9)%

(1)
Includes lots that we control under purchase and sale agreements or under executed non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2015 were land purchases, land development, home construction, operating expenses and the payment of routine liabilities. Our principal sources of capital for the three months ended March 31, 2015 were advances from our unsecured credit facility, distributions from our unconsolidated joint ventures and cash generated from home sales activities. As of March 31, 2015, our unrestricted cash balance was $51.8 million. We believe we have sufficient cash and sources of financing for the next twelve months.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we and our unconsolidated joint ventures are actively acquiring and developing lots to increase our lot supply and community count. As we continue to expand our business, we expect cash outlays for land purchases and land development to exceed our cash generated by operations. During the three months ended March 31, 2015, we delivered 29 homes and purchased 76 lots. During the three months ended March 31, 2014, we delivered 10 homes and purchased 56 lots. During the three months ended March 31, 2015, our unconsolidated joint ventures delivered 54 homes, 280 lots, and purchased no lots. During the three months ended March 31, 2014, our unconsolidated joint ventures delivered 30 homes, no lots, and purchased no lots.
We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the first quarter of 2015 with $51.8 million of cash and cash equivalents, a $7.7 million increase from December 31, 2014, primarily as a result of our net income and net distributions of equity from our unconsolidated joint ventures of $4.4 million. We intend to generate cash from the sale of our inventory, net of loan release payments on our notes payable when applicable, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate future income.
As of March 31, 2015 and December 31, 2014, we had $13.3 million and $11.9 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and account receivable as of the same dates included $14.4 million and $13.2 million, respectively, related to the payment of the above payables. As of March 31, 2015, we have not experienced any losses from uncollectable contracts and accounts receivable related to our fee building projects.
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on favorable terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of March 31, 2015, we had $142.2 million of aggregate loan commitments, of which $125.1 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.
Land Acquisition Notes
During 2012, we entered into a term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. The total available commitment under the note is $7.0 million all of which had been funded as of March 31, 2015. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) February 15, 2016 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
In March 2014, we acquired real estate with a purchase price of $21.5 million. Concurrent with this transaction we entered into a $17.0 million note with the land seller, secured by real estate, which bore interest at 1.0% per annum. The note matured on June 30, 2014 and was repaid in full.
In January 2015, the Company entered into two notes, secured by real estate, with one of its unconsolidated joint ventures for a total of $0.7 million related to the purchase of finished lots. There is no stated interest rate associated with the notes. Repayment of the notes shall be made in three equal installments. In April, the company paid the first and second installments on both notes for a total pay down of $0.5 million. The third installment will be payable on the sooner of specified project development milestones or on January 7, 2020.
Secured Revolving Construction Notes
In May 2014, we entered into two secured revolving construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at March 31, 2015. The total commitment under the construction loans is $9.5 million, with funding and repayment requirements based on the project development and sales cycle. As of March 31, 2015, we had $5.2 million available to borrow under the revolving construction loans. The loans mature on November 27, 2016. Interest is payable monthly, with all unpaid principal and interest due at maturity.
Senior Unsecured Revolving Credit Facility
As of March 31, 2015, we were party to a senior unsecured revolving credit facility ("Credit Facility") which has a maximum commitment of $125.0 million and matures on June 26, 2017. We may borrow under our Credit Facility in the ordinary course of business for general corporate purposes. Interest on the Credit Facility is paid monthly at a rate of the one-

month LIBOR plus a margin ranging from 2.25% to 3.00% depending on our leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2015, the outstanding principal balance was $113.0 million, the interest rate was 2.43% per annum, and we had $12.0 million of availability under the Credit Facility.
Covenant Compliance
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenant	Actual at March 31, 2015	Covenant Requirement at March 31, 2015
Unencumbered Liquid Assets	$51,787,691	$5,000,000
EBITDA to Interest Incurred	6.1 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$151,748,806	$110,704,774
Leverage Ratio	34%	< 75%
Adjusted Leverage Ratio	56%	< 125%
Speculative Unit Limitation	4 units	< 46 units
As of March 31, 2015 and December 31, 2014, we were in compliance with all financial covenants.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	March 31,	December 31,
	2015	2014
Notes payable, including notes payable to affiliates	$125,052,513	$113,751,334
Equity, exclusive of non-controlling interest	152,906,343	148,083,678
Total capital	$277,958,856	$261,835,012
Ratio of debt-to-capital (1)	45.0%	43.4%

Notes payable, including notes payable to affiliates	$125,052,513	$113,751,334
Less: cash, cash equivalents and restricted cash	51,932,018	44,340,090
Net debt	73,120,495	69,411,244
Equity, exclusive of non-controlling interest	152,906,343	148,083,678
Total capital	$226,026,838	$217,494,922
Ratio of net debt-to-capital (2)	32.4%	31.9%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of noncontrolling interest.

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

Cash Flows — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $9.5 million in the 2015 period versus $13.2 million in the 2014 period. The change was primarily a result of a decrease in cash outflows for real estate inventories of $11.2 million in the 2015 period compared to $13.2 million in the 2014 period and the increase in net income.

•
Net cash provided by investing activities was $4.2 million in the 2015 period compared to net cash used in investing activities of $2.4 million in the 2014 period. During the three months ended March 31, 2015, our net distributions from unconsolidated joint ventures increased to $4.4 million compared to net contributions of $2.2 million during the three months ended March 31, 2014 and was the primary reason net cash provided by investing activities increased.

•
Net cash provided by financing activities was $13.1 million in the 2015 period versus $75.2 million in the 2014 period. The change was primarily a result of the receipt of proceeds of our IPO of $75.8 million, net of the underwriting discount and offering expenses in the 2014 period. In addition, net borrowings of notes payable were $13.1 million during the 2015 period versus net repayments of $0.6 million during the 2014 period.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of March 31, 2015, we had $5.0 million of non-refundable cash deposits and $0.2 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $238.4 million (net of deposits).

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

As of March 31, 2015, the outstanding principal balance of our Credit Facility was $113.0 million, the interest rate was 2.43% per annum and we had approximately $12.0 million of availability. As of March 31, 2015, the outstanding principal balance of our secured revolving construction loans was $4.3 million, the interest rate was 5.25% per annum and we had approximately $5.2 million of availability under the construction loans.

We expect that the obligations under our Credit Facility and other loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Off-Balance Sheet Arrangements

As of March 31, 2015, we held membership interests in 12 unconsolidated joint ventures, eight of which related to homebuilding activities and four related to land development as noted below. We were a party to six loan-to-value maintenance agreements related to unconsolidated joint ventures as of March 31, 2015. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of March 31, 2015:

			March 31, 2015
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Estimated Future Capital Commitment(2)
Joint Venture (Project Name)			Assets	Debt(1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC (Lambert Ranch)	2010	Irvine, CA	$4,481	$—	$1,723	—%	N/A	$—
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	25,811	7,480	15,797	32%	Yes	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	73,160	20,841	49,197	30%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro) (3)	2012	Valencia, CA	26,680	7,782	16,627	32%	Yes	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, CA	96,390	33,472	56,902	37%	Yes	—
Encore McKinley Village LLC (McKinley Village) (4)	2013	Sacramento, CA	31,528	1,791	28,257	6%	No	2,770
TNHC San Juan LLC (Oliva)	2013	San Juan Capistrano, CA	35,424	7,881	24,679	24%	Yes	430
TNHC Russell Ranch LLC (Russell Ranch) (3)(4)(5)	2013	Folsom, CA	39,197	20,000	18,852	51%	No	14,600
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	23,009	—	4,161	—%	N/A	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, CA	34,813	3,770	28,705	12%	Yes	30
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	49,013	—	32,290	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch)(3)(5)	2014	Corona, CA	87,353	—	87,077	—%	N/A	2,500

Total Unconsolidated Joint Ventures			$526,859	$103,017	$364,267	22%		$20,330

(1)
Scheduled maturities of the unconsolidated joint venture debt as of March 31, 2015 are as follows: $7.5 million matures in 2015, $52.8 million matures in 2016, $40.9 million matures in 2017, $0 matures in 2018 and $1.8 million matures in 2019.

(2)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of March 31, 2015. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint ventures.
As of March 31, 2015, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we did not make any loan-to-value maintenance related payments during the three months ended March 31, 2015.

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

Description of Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 48 months to complete from the initiation of homebuilding activity. Our land projects usually take approximately 24 to 48 months to complete from the acquisition of land. The following table presents project information relating to each of our markets as of March 31, 2015.

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of March 31, 2015	Lots as of March 31, 2015 (3)	Backlog at March 31, 2015 (4)	Homes or Lots delivered for the period ended March 31, 2015	Sales Range (in 000's)(5)
Company Projects
Southern California
Canyon Oaks, Calabasas	2017	69	—	69	—	—	$1,000 - $1,400
Amelia, Irvine	2014	70	19	5	11	13	$1,800 - $2,450
Trevi, Irvine	2014	37	14	10	18	9	$2,400 - $3,480
Fiano, Newport Beach	2015	39	—	3	—	—	$3,300 - $3,700
Twenty Oaks, Thousand Oaks	2015	20	—	20	—	—	$1,200 - $1,500
Southern California Total		235	33	107	29	22

Northern California
Mission Blvd, Freemont	2016	33	—	33	—	—	$800 - $900
Woodbury, Lafayette	2015	56	—	56	—	—	$850 - $1,800
Blackstone, El Dorado Hills	2015	72	—	72	—	—	$450 - $470
The Grove, Granite Bay	2014	32	3	9	5	1	$990 - $1,420
The Meadows, Folsom	2013	40	31	9	3	6	$420 - $560
Candela, Sacramento	2015	10	—	10	—	—	$340 - $370
Tidelands, San Mateo	2016	76	—	76	—	—	$750 - $1,200
Cannery Heirloom, Davis	2015	72	—	30	—	—	$400 - $560
Cannery Sage, Davis	2015	73	—	35	—	—	$760 - $1,070
Northern California Total		464	34	330	8	7
Company Projects Total		699	67	437	37	29

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of March 31, 2015	Lots as of March 31, 2015 (3)	Backlog at March 31, 2015 (4)	Homes or Lots delivered for the period ended March 31, 2015	Sales Range (in 000's)(5)
Unconsolidated Homebuilding Joint Venture Projects(6)
Southern California
Aqua, Villa Metro, Valencia	2013	95	76	19	8	4	$300 - $400
Terra, Villa Metro, Valencia	2013	99	58	41	12	3	$340 - $480
Sol, Villa Metro, Valencia	2013	99	65	34	4	5	$370 - $480
Cielo, Villa Metro, Valencia	2014	22	14	8	5	6	$400 - $520
Village at Calabasas, Calabasas	2015	87	—	87	3	—	$1.100 - $1,400
Meridian, Newport Beach	2014	79	24	55	26	3	$1,600 - $3,700
Oliva, San Juan Capistrano	2015	40	—	40	—	—	$1,900 - $2,700
Southern California Total		521	237	284	58	21

Northern California
Garden House, Rose Lane, Larkspur	2014	29	22	7	7	5	$1,650 - $3,020
Terraces, Rose Lane, Larkspur(7)	2014	42	34	8	8	7	$640 - $1,200
Row Towns, Orchard Park, San Jose	2014	107	16	91	25	7	$660 - $880
Court Towns, Orchard Park, San Jose	2014	60	15	45	20	6	$680 - $780
Condo Flats, Orchard Park, San Jose	2014	72	12	60	11	8	$690 - $820
McKinley Village	2015	336	—	336	—	—	$450 - $780
Northern California Total		646	99	547	71	33
Unconsolidated Homebuilding Joint Venture Projects Total		1,167	336	831	129	54

Unconsolidated Land Joint Venture Projects(6)
Southern California
Bedford Ranch, Corona (8)	2016	1,435	—	1,200	—	—	—
Southern California Total		1,435	—	1,200	—	—

Northern California
Russell Ranch, Folsom (8)	2016	870	—	870	—	—	—
Foster Square, Foster City (8)	2014	421	421	—	—	155	—
Cannery Park, Davis (8)(9)	2015	547	125	422	140	125	—
Northern California Total		1,838	546	1,292	140	280
Unconsolidated Land Joint Venture Projects Total		3,273	546	2,492	140	280

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of March 31, 2015	Lots as of March 31, 2015 (3)	Backlog at March 31, 2015 (4)	Homes or Lots delivered for the period ended March 31, 2015	Sales Range (in 000's)(5)
Fee Building Projects
Mendocino, Irvine	2013	133	126	7	n/a	—	n/a
Mendocino Ext., Irvine	2014	114	97	17	n/a	20	n/a
Strada, Irvine	2014	224	32	192	n/a	23	n/a
Laurel, Irvine	2014	120	30	90	n/a	13	n/a
Jasmine, Irvine	2014	102	54	48	n/a	22	n/a
Jasmine Ext., Irvine	2015	126	—	126	n/a	—	n/a
Corte Bella, Irvine	2014	118	53	65	n/a	50	n/a
Entrata, Irvine	2014	123	22	101	n/a	8	n/a
Terrazza, Irvine	2014	149	26	123	n/a	16	n/a
Vista Scena, Irvine	2014	195	21	174	n/a	10	n/a
Fee Building Projects Total		1,404	461	943		162

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes or lots to be built at completion is subject to change, and there can be no assurance that we will build these homes or develop these lots.

(3)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of March 31, 2015, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of March 31, 2015. Of the foregoing lots, there were 12 completed and unsold homes other than those being used as model homes.

(4)
Backlog consists of homes or lots under sales contracts that have not closed as of March 31, 2015. There can be no assurance that delivery of sold homes or lots will occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities related to those projects.

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

(7)	This project has below-market homes as required by the Housing Authority of the County of Marin. The sales price range for these homes is excluded from the table.

(8)	This project is anticipated to be a lot sale program, in which we may buy lots from the unconsolidated joint venture or sell lots to merchant builders. As such, a sales range is not presented.

(9)	Cannery backlog includes lots sold to the Company.

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
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference. There have been no material changes during the three months ended March 31, 2015, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management determined that as of March 31, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
For more information regarding how we account for legal proceedings, see Note 10, "Commitments and Contingencies," to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended March 31, 2015.

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

101
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: May 8, 2015