Form 10-Q
period 2015-06-30
New Home Co Inc.
filed 2015-08-06
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of August 5, 2015: 16,516,546

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$36,658,057	$44,057,589
Restricted cash	134,625	282,501
Contracts and accounts receivable	7,148,086	13,163,927
Due from affiliates	490,441	2,662,423
Real estate inventories	246,393,288	163,564,181
Investment in unconsolidated joint ventures	58,405,196	60,564,033
Property and equipment, net of accumulated depreciation	990,120	983,984
Other assets	8,443,735	6,679,468
Total assets	$358,663,548	$291,958,106

Liabilities and equity
Accounts payable	$20,674,417	$16,580,629
Accrued expenses and other liabilities	6,496,901	11,200,458
Notes payable	174,983,759	113,751,334
Notes payable to affiliates	249,144	—
Total liabilities	202,404,221	141,532,421
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 16,516,546 and 16,448,750, shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	165,166	164,488
Additional paid-in capital	144,708,843	143,474,637
Retained earnings	9,462,549	4,444,553
Total The New Home Company Inc. stockholders' equity	154,336,558	148,083,678
Noncontrolling interest in subsidiary	1,922,769	2,342,007
Total equity	156,259,327	150,425,685
Total liabilities and equity	$358,663,548	$291,958,106
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Home sales	$19,202,004	$9,606,622	$75,437,767	$14,657,942
Fee building, including management fees from unconsolidated joint ventures of $2,132,585, $1,640,226, $5,100,485 and $3,324,800, respectively	26,428,808	12,897,269	73,058,271	33,409,355
	45,630,812	22,503,891	148,496,038	48,067,297
Expenses:
Cost of homes sales	17,196,140	7,917,632	65,475,664	11,899,770
Cost of fee building	25,208,891	13,023,279	68,985,641	32,474,746
Abandoned project costs	328,601	13,684	443,196	99,788
Selling and marketing	1,341,814	818,365	2,620,357	1,216,553
General and administrative	4,312,739	2,601,548	7,973,003	4,879,857
	48,388,185	24,374,508	145,497,861	50,570,714
Equity in net income of unconsolidated joint ventures	3,256,023	171,508	5,123,922	944,728
Guaranty fee income	—	—	—	18,927
Other (expense) income, net	(83,742)	12,640	(276,780)	11,984
Income (loss) before taxes	414,908	(1,686,469)	7,845,319	(1,527,778)
(Provision) benefit for taxes	(140,433)	607,129	(3,025,602)	2,019,149
Net income (loss)	274,475	(1,079,340)	4,819,717	491,371
Net loss attributable to noncontrolling interests	174,875	33,985	198,279	34,485
Net income (loss) attributable to The New Home Company Inc.	$449,350	$(1,045,355)	$5,017,996	$525,856

Earnings (loss) per share attributable to The New Home Company Inc.
Basic	$0.03	$(0.06)	$0.30	$0.03
Diluted	$0.03	$(0.06)	$0.30	$0.03
Weighted average shares outstanding:
Basic	16,516,546	16,448,750	16,502,578	15,233,473
Diluted	16,672,649	16,448,750	16,623,663	15,255,751
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2014	16,448,750	$164,488	$143,474,637	$4,444,553	$148,083,678	$2,342,007	$150,425,685
Net income (loss)	—	—	—	5,017,996	5,017,996	(198,279)	4,819,717
Noncontrolling interest contribution	—	—	—	—	—	600,841	600,841
Noncontrolling interest distribution	—	—	—	—	—	(821,800)	(821,800)
Stock-based compensation expense	—	—	1,234,884	—	1,234,884	—	1,234,884
Shares issued through stock plans	67,796	678	(678)	—	—	—	—
Balance at June 30, 2015	16,516,546	$165,166	$144,708,843	$9,462,549	$154,336,558	$1,922,769	$156,259,327

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014
Operating activities:
Net income	$4,819,717	$491,371
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(5,840,516)	(1,442,533)
Amortization of equity based compensation	1,234,884	1,247,618
Distributions of earnings from unconsolidated joint ventures	7,451,996	370,075
Equity in net income of unconsolidated joint ventures	(5,123,922)	(944,728)
Deferred profit from unconsolidated joint ventures	(1,435,278)	—
Depreciation	231,812	138,933
Abandoned project costs	443,196	99,788
Net changes in operating assets and liabilities:
Restricted cash	147,876	(3,553,695)
Contracts and accounts receivable	6,015,841	(210,657)
Due from affiliates	2,171,982	230,887
Real estate inventories	(103,750,216)	(33,933,637)
Other assets	4,076,249	1,857,583
Accounts payable	4,093,788	3,997,845
Accrued expenses and other liabilities	(4,703,557)	(3,494,510)
Net cash used in operating activities	(90,166,148)	(35,145,660)
Investing activities:
Purchases of property and equipment	(237,948)	(697,443)
Contributions to unconsolidated joint ventures	(4,712,067)	(13,401,721)
Distributions of equity from unconsolidated joint ventures	24,806,006	2,407,115
Net cash provided by (used in) investing activities	19,855,991	(11,692,049)
Financing activities:
Net proceeds from issuance of common stock	—	87,800,022
Repurchase of common stock	—	(11,988,281)
Borrowings from notes payable	76,249,616	45,327,765
Repayments of notes payable	(12,517,191)	(31,534,951)
Cash distribution to noncontrolling interest in subsidiary	(821,800)	—
Net cash provided by financing activities	62,910,625	89,604,555
Net (decrease) increase in cash and cash equivalents	(7,399,532)	42,766,846
Cash and cash equivalents – beginning of period	44,057,589	9,541,361
Cash and cash equivalents – end of period	$36,658,057	$52,308,207
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Taxes paid	$8,250,000	$250,000
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$—	$17,000,000
Purchase of real estate with notes payable to affiliates	$747,432	$—
Contribution of real estate to unconsolidated joint ventures	$18,827,898	$—
Contribution of real estate from noncontrolling interest in subsidiary	$600,841	$—
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

Initial Public Offering

The Company completed its initial public offering (“IPO”) on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company (“LLC”) into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO, the Company had 16,448,750 common shares outstanding. The Company had 16,516,546 common shares outstanding as of June 30, 2015.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $0.1 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three and six months ended June 30, 2015 and 2014, no impairment adjustments relating to homebuilding real estate inventories were recorded.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures in accordance with ASC 835, “Interest” (“ASC 835”). Interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from or increase in loss from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

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

The Company’s fee building revenues have historically been concentrated in a small number of customers. For the three and six months ended June 30, 2015, one customer comprised 92% and 93% of fee building revenue, respectively. For the three and six months ended June 30, 2014, one customer comprised 87% and 83% of fee building revenue, respectively. As of June 30, 2015 and December 31, 2014, one customer comprised 76% and 98% of contracts and accounts receivables, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of June 30, 2015 and December 31, 2014, the third-party investor had made contributions of $1.9 million and $2.3 million, respectively, net of losses and distributions.

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

As of June 30, 2015 and December 31, 2014, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

As of June 30, 2015, our estimated future capital contributions to unconsolidated joint ventures was $18.9 million. Under the joint venture operating agreements, future capital contributions are determined based on the operating budgets and needs of the joint venture, which will likely vary throughout the life of each joint venture based on the circumstances unique to the project. In addition to required contributions, the Company selectively provides guaranties for debt held by certain of its unconsolidated joint ventures. Such guaranties facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. As of June 30, 2015 and December 31, 2014, our unconsolidated joint ventures had outstanding debt secured by financial guaranties of $91.5 million and $61.4 million, respectively, of which 22.5% and 12.6% respectively, was guaranteed by the Company. The guaranties will remain in place through the repayment of the notes, which

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mature at various dates through 2017. Payments under the guaranties are triggered by events of default, as defined in the various credit facilities. As of June 30, 2015, there were no events of default that would require payments under the guaranties.

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

We review real estate inventory held by our unconsolidated joint ventures for indicators of impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and six months ended June 30, 2015 and 2014, no impairments related to investment in unconsolidated joint ventures were recorded.

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
As of June 30, 2015 and December 31, 2014, no allowance was recorded related to contracts and accounts receivable.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company is in the process of evaluating the effects of ASU 2014-09 on its revenue recognition.

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

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis, (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effects of ASU 2015-02 on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effects of ASU 2015-03 on its condensed consolidated financial statements.

2.    Computation of Earnings (Loss) Per Share
Basic and diluted earnings per share for the six months ended June 30, 2014 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.
The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$449,350	$(1,045,355)	$5,017,996	$525,856

Denominator:
Basic weighted-average shares outstanding	16,516,546	16,448,750	16,502,578	15,233,473
Effect of dilutive shares:
Stock options and unvested restricted stock units	156,103	—	121,085	22,278
Diluted weighted-average shares outstanding	16,672,649	16,448,750	16,623,663	15,255,751

Basic earnings (loss) per share attributable to The New Home Company Inc.	$0.03	$(0.06)	$0.30	$0.03
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$0.03	$(0.06)	$0.30	$0.03

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	787	904,224	396	723,218

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	June 30,	December 31,
	2015	2014
Contracts receivable:
Costs incurred on fee building projects	$68,982,655	$89,055,951
Estimated earnings	4,075,616	4,506,534
	73,058,271	93,562,485
Less: amounts collected during the period	(67,471,412)	(80,404,464)
	$5,586,859	$13,158,021

Contracts receivable:
Billed	$—	$1,957
Unbilled	5,586,859	13,156,064
	5,586,859	13,158,021
Other receivables:
Escrow receivables	1,560,779	—
Other receivables	448	5,906
	$7,148,086	$13,163,927
Billed contracts receivable represent amounts billed to clients that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of June 30, 2015 and December 31, 2014 are expected to be billed and collected within twelve months. Accounts payable at June 30, 2015 and December 31, 2014 includes $4.9 million and $11.9 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	June 30,	December 31,
	2015	2014
Deposits and pre-acquisition costs	$6,788,070	$9,348,650
Land held and land under development	55,266,729	48,989,673
Homes completed or under construction	150,306,573	87,072,326
Model homes	34,031,916	18,153,532
	$246,393,288	$163,564,181

All of our deposits and pre-acquisition costs are non-refundable, except for $250,000 and $0 as of June 30, 2015 and December 31, 2014 respectively.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related homes are closed. For the three and six months ended June 30, 2015 and 2014 interest incurred, capitalized and expensed was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest incurred	$1,048,183	$304,828	$1,926,820	$545,345
Interest capitalized	(1,048,183)	(304,828)	(1,926,820)	(545,345)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$2,847,472	$1,238,807	$2,327,885	$1,003,390
Interest capitalized as a cost of inventory	1,048,183	304,828	1,926,820	545,345
Contributions to unconsolidated joint ventures	(264,099)	—	(264,099)	—
Interest previously capitalized as cost of inventory, included in cost of sales	(121,107)	(49,089)	(480,157)	(54,189)
Capitalized interest in ending inventory	$3,510,449	$1,494,546	$3,510,449	$1,494,546

5.    Unconsolidated Joint Ventures

As of June 30, 2015 and December 31, 2014, the Company had ownership interests in 13 and 12, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 50%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$44,618,686	$45,036,567
Restricted cash	11,045,493	14,981,059
Real estate inventories	486,581,358	459,770,310
Other assets	4,286,945	1,822,429
Total assets	$546,532,482	$521,610,365

Accounts payable and accrued liabilities	$63,855,572	$52,601,452
Notes payable	116,650,660	87,994,263
Total liabilities	$180,506,232	$140,595,715
The Company's equity	58,405,196	60,564,033
Other partners' equity	307,621,054	320,450,617
Total equity	366,026,250	381,014,650
Total liabilities and equity	$546,532,482	$521,610,365

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$58,185,575	$30,946,840	$139,409,520	$52,446,679
Cost of sales	45,486,038	24,343,988	109,283,713	40,163,141
Gross profit	12,699,537	6,602,852	30,125,807	12,283,538
Operating expenses	5,063,208	3,651,728	11,723,304	7,144,496
Net income of unconsolidated joint ventures	$7,636,329	$2,951,124	$18,402,503	$5,139,042
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$3,256,023	$171,508	$5,123,922	$944,728

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues from its unconsolidated joint ventures. For the three and six months ended June 30, 2015 and 2014, the Company earned $2.1 million, $5.1 million, $1.6 million and $3.3 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of operations.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction.

6.    Other Assets
Other assets consist of the following:

	June 30,	December 31,
	2015	2014
Deferred tax asset	$5,840,516	$5,840,516
Prepaid income taxes	1,294,690	—
Prepaid loan fees	—	307,197
Prepaid expenses	1,173,989	500,422
Other assets	134,540	31,333
	$8,443,735	$6,679,468

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Warranty reserve	$2,199,803	$1,577,937
Accrued compensation and benefits	2,775,076	4,679,927
Accrued interest	388,027	267,916
Completion reserve	113,565	219,081
Accrued professional fees	113,695	413,677
Income taxes payable	—	3,929,708
Deferred profit from unconsolidated joint ventures	436,800	—
Other accrued expenses	469,935	112,212
	$6,496,901	$11,200,458

During 2015, the Company instituted an employee bonus program where employees are eligible to earn incentive compensation based on the attainment of predetermined Company and individual performance goals. As of June 30, 2015, there was $0.7 million accrued for incentive compensation related to this program. During 2014, the Company elected to institute a fully discretionary employee incentive compensation plan to various non-executive employees. The accrual at December 31, 2014 was $3.1 million.
Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.
Changes in our warranty accrual are detailed in the table set forth below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning warranty liability for homebuilding projects	$1,778,822	$838,211	$1,276,946	$810,088
Warranty provision for homebuilding projects	192,023	96,362	754,422	147,169
Warranty payments for homebuilding projects	(68,483)	(18,314)	(129,006)	(40,998)
Ending warranty liability for homebuilding projects	1,902,362	916,259	1,902,362	916,259

Beginning warranty liability for fee building projects	299,954	262,254	300,991	264,210
Warranty efforts for fee building projects	(2,513)	(4,762)	(3,550)	(6,718)
Ending warranty liability for fee building projects	297,441	257,492	297,441	257,492
Total ending warranty liability	$2,199,803	$1,173,751	$2,199,803	$1,173,751

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Notes Payable
Notes payable consisted of the following:

	June 30,	December 31,
	2015	2014
Senior unsecured revolving credit facility	$164,923,560	$100,473,560
Note payable with land seller	7,000,000	9,500,000
Construction loans	3,060,199	3,777,774
	$174,983,759	$113,751,334

Notes payable to affiliates	$249,144	$—

On June 26, 2014, the Company entered into a senior unsecured revolving credit facility (the "Unsecured Facility") with a bank to borrow up to $125.0 million, limited by borrowing base provisions and financial covenants. Any outstanding principal is due upon maturity, which was June 26, 2017, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee. On May 7, 2015, the Company entered into a modification agreement to increase the total lending commitments under the Unsecured Facility from $125.0 million to $175.0 million. The maturity date was extended to April 30, 2018, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee.
The Company may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2015, the availability under the facility was $10.1 million and the interest rate was 2.69%. In connection with the agreement, the Company is required to maintain certain financial covenants, including (i) a minimum tangible net worth, as defined; (ii) leverage ratios, as defined; (iii) a minimum liquidity covenant; (iv) a minimum fixed charge coverage ratio based on EBITDA to interest incurred; and (v) from and after January 1, 2015, a speculative unit limitation. As of June 30, 2015, the Company was in compliance with all financial covenants.
In 2012, the Company entered into a $9.5 million term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. During February 2015, we made a principal payment of $2.5 million and extended the maturity date of the note. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) February 15, 2016 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
In May 2014, the Company entered into two construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at June 30, 2015. The total commitment under the construction loans is $9.5 million. As of June 30, 2015, the Company had $6.4 million available to borrow under the construction loans. The loans mature on November 27, 2016. Interest is payable monthly with all unpaid principal and interest due at maturity.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and notes payable to affiliates is not determinable due to the related party nature of such amounts. As of June 30, 2015 and December 31, 2014, the fair value of the Company's notes payable approximated the carrying value. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy. Estimated fair values of the outstanding notes payable at June 30, 2015 and December 31, 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three and six months ended June 30, 2015 and 2014, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At June 30, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.
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
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. At June 30, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $23.0 million and $12.2 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of June 30, 2015, the Company and its affiliated joint ventures had no outstanding letters of credit issued under this facility.

11.    Related Party Transactions
During the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $3.0 million, $5.8 million , $1.7 million, and $3.6 million, respectively. As of June 30, 2015 and December 31, 2014, $0.1 million and $1.1 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and six months ended June 30, 2015 and 2014, the Company earned $2.1 million, $5.1 million, $1.6 million and $3.3 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of June 30, 2015 and December 31, 2014, $0.4 million and $1.6 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance guaranties in order to secure performance under the loans and maintain certain loan-to-value ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and the partners are apportioned liability under the loan-to-value maintenance guaranties according to their respective capital interest. In addition, the agreements provide the Company, to the extent the partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied, which is expected to occur over a period between August 2015 and September 2017. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2015 and December 31, 2014, $91.5 million and $61.4 million, respectively, was outstanding under the loans, of which 22.5% and 12.6%, respectively, was credit enhanced by the Company through loan-to-value maintenance guaranties. In addition, the Company has provided guaranties regarding specific performance ("completion guaranties") whereby the Company is required to complete the project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, then the Company would be subject to financial liability under such completion guaranties. Typically, under such terms of our joint venture agreements, we have the right to apportion the respective share of any liabilities funded under such completion guaranties to our partners. In connection with providing the loan guaranties, the Company recognized no guaranty fee income during the three and six months ended June 30, 2015, no guaranty fee income during the three months ended June 30, 2014, and $18,927 in guaranty fee income during six months ended June 30, 2014 in the accompanying consolidated statements of operations.
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
As of June 30, 2015, the Company had investments in certain unconsolidated joint ventures totaling $19.4 million. Certain members of the Company's board of directors are affiliated with entities that also had an investment in these joint ventures and are owners of more than 10% of the outstanding common stock of the Company.
TL Fab LP, an affiliate of Mr. Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and six months ended June 30, 2015, the Company and its unconsolidated joint ventures incurred $0.3 million and $0.4 million, respectively, for these services. The Company and its unconsolidated joint ventures incurred $0.3 million and $0.4

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million for these services for the three and six months ended June 30, 2014, respectively. Of these costs, $0.1 million was due to TL Fab LP at both June 30, 2014 and December 31, 2014 and included in accounts payable in the accompanying balance sheet. These amounts were capitalized to real estate inventories by the Company and its unconsolidated joint ventures and will be included in cost of home sales at the time of home deliveries.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. Per the agreement, Mr. Davis is expected to work approximately, but not more than, 40 consulting hours per month. For his services, he will be compensated $10,000 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Davis' outstanding restricted stock units and stock options equity awards will continue to vest/become exercisable in accordance with the terms based on Mr. Davis' continued consulting services rather than continued employment. No payments for consulting services were made to Mr. Davis during the three and six months ended June 30, 2015 and no balance was due or included in accounts payable in the accompanying financials to Mr. Davis at June 30,2015.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction.

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
A summary of the Company’s common stock option activity as of and for the six months ended June 30, 2015 is presented below:

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding
		Weighted-Average
	Number of Shares	Exercise Price per share
Options outstanding at December 31, 2014	846,874	$11.00
Options granted	—	$—
Options forfeited	—	$—
Options outstanding at June 30, 2015	846,874	$11.00
Options exercisable at June 30, 2015	24,717	$11.00

A summary of the Company’s restricted stock units as of and for the six months ended June 30, 2015 is presented below:

	Restricted Stock Units Outstanding
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value per Share
Balance outstanding at December 31, 2014	112,233	$11.36
Restricted stock units granted	293,324	$14.46
Restricted stock units vested	(85,386)	$11.48
Restricted stock units forfeited	(384)	$11.00
Balance outstanding at June 30, 2015	319,787	$14.17

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expense related to:
Equity based incentive units	$—	$—	$—	$316,667
Stock options	305,506	320,125	610,288	535,172
Restricted stock units	675,359	249,117	872,439	395,779
	$980,865	$569,242	$1,482,727	$1,247,618
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At June 30, 2015, the amount of unearned stock-based compensation currently estimated to be expensed through 2018 related to unvested common stock options and restricted stock units is $5.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.5 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The (provision) benefit for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Provision) benefit for income taxes	$(140,433)	$607,129	$(3,025,602)	$2,019,149
The effective tax rate for the six months ended June 30, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2014 differs from the statutory tax rate due to the recognition of a tax benefit for cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. The net deferred tax asset primarily relates to differences between the financial statement basis and tax basis for investments in unconsolidated joint ventures, accrued warranties and accrued benefits. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Homebuilding	$19,202,004	$9,606,622	$75,437,767	$14,657,942
Fee building	26,428,808	12,897,269	73,058,271	33,409,355
Total	$45,630,812	$22,503,891	$148,496,038	$48,067,297

Gross profit
Homebuilding	$2,005,864	$1,688,990	$9,962,103	$2,758,172
Fee building	1,219,917	(126,010)	4,072,630	934,609
Total	$3,225,781	$1,562,980	$14,034,733	$3,692,781

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2015	2014
Assets
Homebuilding	$352,232,834	$275,611,173
Fee building	6,430,714	16,346,933
Total	$358,663,548	$291,958,106

15.    Pro Forma Net Loss and Loss per Share
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
Basic and diluted earnings (loss) per share and pro forma basic and diluted loss per share give effect to the conversion of the Company's members' equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. See Note 2.

	Three months ended June 30, 2014	Six months ended June 30, 2014
Loss before taxes	$(1,686,469)	$(1,527,778)
Pro forma income tax benefit to reflect the conversion to a C Corporation	607,129	550,000
Pro forma net loss	(1,079,340)	(977,778)
Net loss attributable to noncontrolling interests	33,985	34,485
Pro forma net loss attributable to The New Home Company Inc.	$(1,045,355)	$(943,293)
Pro forma basic loss per share attributable to The New Home Company Inc.	$(0.06)	$(0.06)
Pro forma diluted loss per share attributable to The New Home Company Inc.	$(0.06)	$(0.06)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this report speak only as of the date of this report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results, financial condition and liquidity;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations; and

•	availability of qualified personnel and our ability to retain our key personnel.

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

Consolidated Financial Data

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Home sales	$19,202,004	$9,606,622	$75,437,767	$14,657,942
Fee building, including management fees from unconsolidated joint ventures of $2,132,585, $1,640,226, $5,100,485 and $3,324,800, respectively	26,428,808	12,897,269	73,058,271	33,409,355
	45,630,812	22,503,891	148,496,038	48,067,297
Expenses:
Cost of homes sales	17,196,140	7,917,632	65,475,664	11,899,770
Cost of fee building	25,208,891	13,023,279	68,985,641	32,474,746
Abandoned project costs	328,601	13,684	443,196	99,788
Selling and marketing	1,341,814	818,365	2,620,357	1,216,553
General and administrative	4,312,739	2,601,548	7,973,003	4,879,857
	48,388,185	24,374,508	145,497,861	50,570,714
Equity in net income of unconsolidated joint ventures	3,256,023	171,508	5,123,922	944,728
Guaranty fee income	—	—	—	18,927
Other (expense) income, net	(83,742)	12,640	(276,780)	11,984
Income (loss) before taxes	414,908	(1,686,469)	7,845,319	(1,527,778)
(Provision) benefit for taxes	(140,433)	607,129	(3,025,602)	2,019,149
Net income (loss)	274,475	(1,079,340)	4,819,717	491,371
Net loss attributable to noncontrolling interests	174,875	33,985	198,279	34,485
Net income (loss) attributable to The New Home Company Inc.	$449,350	$(1,045,355)	$5,017,996	$525,856

Overview

The Company's 2015 second quarter results reflect the execution of our unique business strategy and the positive steps taken towards growing our business and shifting a larger portion of our business to wholly-owned projects. In particular, during the second quarter we doubled our selling communities to eight, increased total revenues by 103% to $45.6 million, significantly increased our backlog to $136.6 million with an average sales price of $2.1 million. At the same time, we continued to leverage our capital base and overhead infrastructure by generating meaningful contributions from our joint ventures and fee building businesses.

Net income for the 2015 second quarter was up $1.5 million year-over-year to $0.4 million, as compared to a net loss of $1.0 million in the prior year period. The increase in net income was primarily related to the increase in total revenues and the $3.1 million increase in net income from JVs. With the significant increase in our quarter-end backlog, coupled with the increase of four selling communities and the backlog of our JVs, we believe we are well positioned for the remainder of the year.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net New Home Orders and Backlog

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Net new home orders	40	23	17	74%
Cancellation rate	5%	4%	1%	25%
Average selling communities	6.3	2.8	3.5	125%
Selling communities at end of period	8	4	4	100%
Backlog (dollar value)	$136,600,000	$39,581,000	$97,019,000	245%
Backlog (homes)	65	25	40	160%
Average sales price of backlog	$2,102,000	$1,583,000	$519,000	33%

Net new home orders for the three months ended June 30, 2015 increased by 74% to 40, compared to 23 during the same period in 2014. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended June 30, 2015 was 6.3 per average selling community (1.9 monthly), compared to 8.2 per average selling community (2.9 monthly) during the same period in 2014.

Our cancellation rate of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 5% for the three months ended June 30, 2015 as compared to 4% for the same period in 2014. Our average number of selling communities increased by 3.5 for the three months ended June 30, 2015 compared to the same period in 2014.

Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog has not been reduced to reflect our historical cancellation rate. Homes in backlog are generally closed within three to seven months, although we may experience cancellations of sales contracts prior to delivery. The number of homes in backlog as of June 30, 2015 compared to June 30, 2014 increased 160% as a result of increased net new home orders and the number of average selling communities. The dollar value of backlog increased $97.0 million, or 245%, as of June 30, 2015 compared to June 30, 2014 primarily due to a 74% increase in net new orders and a higher average sales price in backlog related to a product mix shift to higher-priced product located in Irvine, CA.

Home Sales Revenue and New Homes Delivered

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
New homes delivered	12	13	(1)	(8)%
Home sales revenue	$19,202,004	$9,606,622	$9,595,382	100%
Average sales price of homes delivered	$1,600,000	$739,000	$861,000	117%
New home deliveries decreased by one, or 8%, during the three months ended June 30, 2015 compared to the same period in 2014.
During the three months ended June 30, 2015, home sales revenue increased by $9.6 million, or 100%, from the same period in 2014 primarily due to an increase in the average sales price of homes delivered noted above.

Homebuilding

	Three Months Ended June 30,
	2015	%	2014	%
Home sales revenue	$19,202,004	100.0%	$9,606,622	100.0%
Cost of home sales	17,196,140	89.6%	7,917,632	82.4%
Homebuilding gross margin	2,005,864	10.4%	1,688,990	17.6%
Add: Interest in cost of home sales	121,107	0.7%	49,089	0.5%
Adjusted homebuilding gross margin(1)	$2,126,971	11.1%	$1,738,079	18.1%

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 10.4% for the three months ended June 30, 2015 as compared to 17.6% for the same period in 2014. The decrease in gross margin percentage was substantially driven by the close-out of two communities in Sacramento that required higher incentives, and to a lesser extent, a higher mix of deliveries from two master-planned communities in Irvine with seller profit participation.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 11.1% for the three months ended June 30, 2015, compared to 18.1% for the same period in 2014. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Fee Building

	Three Months Ended June 30,
	2015	%	2014	%
Fee building revenues	$26,428,808	100.0%	$12,897,269	100.0%
Cost of fee building	25,208,891	95.4%	13,023,279	101.0%
Fee building gross margin	$1,219,917	4.6%	$(126,010)	(1.0)%
Fee building revenues include (i) billings to independent third-party land owners for general contracting services, and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner, and (ii) G&A expenses that are attributable to fee building activities.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered. Fee building revenues increased 105% year-over-year to $26.4 million for the three months ended June 30, 2015 compared to $12.9 million for the same period during 2014, primarily due to the increase in construction activity in the fee building communities. Included in fee building revenues were (i) $24.3 million and $11.3 million of billings to land owners for the three months ended June 30, 2015 and 2014, respectively, and (ii) $2.1 million and $1.6 million of management fees from our unconsolidated joint ventures for the three months ended June 30, 2015 and 2014, respectively.
The Company’s fee building revenues have historically been concentrated in a small number of customers. For the three months ended June 30, 2015, one customer comprised 92% of fee building revenue. For the three months ended June 30, 2014, one customer comprised 87% of fee building revenue.
Cost of fee building increased to $25.2 million for the three months ended June 30, 2015 compared to $13.0 million for the same period during 2014. The amount of G&A expenses included in cost of fee building were $2.1 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively. The 30% increase in management fees from our unconsolidated joint ventures and the decrease in G&A expenses included in cost of fee building were the primary reasons fee building gross margin percentage increased to 4.6% from (1.0)% for the three months ended June 30, 2015 and 2014, respectively.

Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs and deposits for specific projects, are expensed to abandoned project costs when we determine continuation of the prospective project is not probable. During the three months ended June 30, 2015, abandoned project costs increased to $0.3 million from $13,684 for the three months ended June 30, 2014. The increase in abandoned project costs consisted of $0.3 million of forfeited deposits related to a lot option contract for a community which the Company closed-out in Sacramento.
Equity in Net Income of Unconsolidated Joint Ventures
As of June 30, 2015 and 2014, we had ownership interests in 13 and 11, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $7.6 million and $3.0 million in net income during the three months ended June 30, 2015 and 2014, respectively. The net income of our unconsolidated joint ventures increased primarily due to an increase in revenue during the second quarter of 2015 due primarily to a higher average selling price and a higher land sales revenue. Our equity in net income from unconsolidated joint ventures was $3.3 million for the three months ended June 30, 2015, compared to equity in net income of $0.2 million for the same period in 2014. During the second quarter of 2015, we formed a new unconsolidated joint venture and received capital credit and a cash distribution in excess of the book value of our land basis. As a result, we recognized $1.6 million in equity in net income of unconsolidated joint ventures related to this transaction. This transaction, coupled with the increase in net income by our unconsolidated joint ventures, was the primary driver of the increase in our equity in net income from unconsolidated joint ventures for the 2015 second quarter.
The following table sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures—Homebuilding
Net New Home Orders, Backlog, Revenues and Deliveries
Net new home orders	103	84	19	23%
Cancellation rate	3%	7%	(4)%	(57)%
Average selling communities	9.8	8.5	1.3	15%
Selling communities at end of period	10	7	3	43%
Backlog (dollar value)	$238,309,000	$142,223,000	$96,086,000	68%
Backlog (homes)	187	141	46	33%
Average sales price of backlog	$1,274,000	$1,009,000	$265,000	26%
New homes delivered	45	44	1	2%
Home sales revenue	$42,600,824	$30,946,840	$11,653,984	38%
Average sales price of homes delivered	$947,000	$703,000	$244,000	35%

Net new home orders from unconsolidated joint ventures increased to 103 from 84, or 23%, for the three months ended June 30, 2015 and 2014, respectively, primarily due to an increase in the number of average selling communities. The absorption rate for unconsolidated joint ventures for the three months ended June 30, 2015 was 10.5 per average selling community (3.4 monthly), compared to 9.9 per average selling community (3.2 monthly) during the same period in 2014.
The cancellation rate of unconsolidated joint venture projects was approximately 3% for the three months ended June 30, 2015 as compared to 7% for the same period in 2014. The number of homes in backlog from unconsolidated joint ventures as of June 30, 2015 increased by 46 from June 30, 2014 primarily due to the 23% increase in net new home orders. The dollar value of backlog as of June 30, 2015 compared to June 30, 2014 increased due to the increase in the number of homes in backlog and the average sales price of backlog. The average sales price of backlog increased by $265,000 primarily due to a change in product mix.

New homes delivered from unconsolidated joint ventures increased slightly to 45 from 44, or 2%, for the three months ended June 30, 2015 and 2014, respectively. Home sales revenue from unconsolidated joint ventures increased to $42.6 million from $30.9 million, or 38%, during the three months ended June 30, 2015 and 2014, respectively, primarily due to the increase in average sales price of homes delivered. The average sales price of homes delivered increased during the three months ended June 30, 2015 compared to the same period in 2014 primarily due to deliveries of lower priced homes in 2014, including below market rate homes in certain communities.

	Three Months Ended June 30,
	2015	%	2014	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales revenue	$42,600,824	100.0%	30,946,840	100.0%
Cost of unconsolidated joint ventures home sales	33,744,676	79.2%	24,343,988	78.7%
Unconsolidated joint ventures homebuilding gross margin	8,856,148	20.8%	6,602,852	21.3%
Add: Interest in cost of unconsolidated joint venture home sales	744,075	1.7%	420,246	1.4%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$9,600,223	22.5%	$7,023,098	22.7%

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage was 22.5% for the three months ended June 30, 2015 compared to 22.7% for the same period in 2014. Adjusted unconsolidated joint ventures homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures homebuilding gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures—Land
Net New Lot Orders, Backlog, Revenues and Deliveries
Net new lot orders	72	—	72	—
Backlog (dollar value)(1)	$45,662,000	$—	$45,662,000	—
Backlog (lots)(1)	140	—	140	—
New lots delivered	72	—	72	—
Land sales revenue	$15,584,751	$—	$15,584,751	—

(1)
Amounts include $18.1 million of backlog dollar value and 80 lots related to purchase contracts between an unconsolidated joint venture and the Company. Lot count excludes a retail parcel with a contract price of $8.3 million.

	Three Months Ended June 30,
	2015	%	2014	%
Unconsolidated Joint Ventures—Land
Unconsolidated joint ventures land sales revenue	$15,584,751	100.0%	$—	—
Cost of unconsolidated joint ventures land sales	11,741,362	75.3%	—	—
Unconsolidated joint ventures land gross margin	3,843,389	24.7%	—	—
Add: Interest in cost of unconsolidated joint venture land sales	5,403	—%	—	—
Adjusted unconsolidated joint ventures land gross margin (1)	$3,848,792	24.7%	$—	—

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of land sales, adjusted unconsolidated joint ventures land gross margin percentage was 24.7% for the three months ended June 30, 2015 compared to none for the same period in 2014. Adjusted unconsolidated joint ventures land gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture land sales back to unconsolidated joint ventures land gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture land gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture land gross margin, the nearest GAAP equivalent.
The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	June 30,		Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures - Lots Owned and Controlled
Homebuilding
Lots owned	847	1,086	(239)	(22)%
Lots controlled (1)	—	—	—	—%
Homebuilding Total	847	1,086	(239)	(22)%
Land Development
Lots owned	2,420	1,417	1,003	71%
Lots controlled (1)	235	1,604	(1,369)	(85)%
Land Development Total	2,655	3,021	(366)	(12)%
Total	3,502	4,107	(605)	(15)%

(1)	Consists of lots that are under purchase and sale agreements.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of
			Home Sales Revenue
	2015	2014	2015	2014
Selling and marketing expenses	$1,341,814	$818,365	7.0%	8.5%
General and administrative expenses (“G&A”)	4,312,739	2,601,548	22.5%	27.1%
Total selling, marketing and G&A	$5,654,553	$3,419,913	29.5%	35.6%
Selling and marketing expenses incurred during the three months ended June 30, 2015 decreased to 7.0% of home sales revenue compared to 8.5% for the same period in 2014. The increase in selling and marketing expense during the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in home sales revenue.
During the three months ended June 30, 2015, G&A expenses increased to $4.3 million from $2.6 million for the same period in 2014. The increase was primarily attributable to (i) an increase in personnel as a result of the increase in the number of active and planned communities, (ii) an increase in outside services and professional fees related to public company requirements, and (iii) other costs incurred to support our growth. G&A expenses as a percentage of home sales revenue decreased to 22.5% for the three months ended June 30, 2015 from 27.1% for the three months ended June 30, 2014.
Other (Expense) Income, Net
Other expense, net, increased $0.1 million during the three months ended June 30, 2015 due to various franchise tax fees associated with being a corporation, compared to the same period in 2014.

(Provision) Benefit for Taxes

For the three months ended June 30, 2015, the Company recorded a provision for taxes of $0.1 million. The effective tax rate for the three months ended June 30, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes. For the three months ended June 30, 2014, the Company recorded a tax benefit of $0.6 million due to the loss before taxes. The effective tax rate for the three months ended June 30, 2014 differs from the 35% statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes.
Net Income (Loss)
As a result of the foregoing factors, we generated net income during the three months ended June 30, 2015 of $0.4 million compared to net loss of $1.0 million during the same period in 2014.
Interest Incurred
Interest, which was incurred primarily to finance land acquisition, land development and home construction, totaled $1.0 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, all of which was capitalized to real estate inventory. Interest incurred during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 increased as a result of a higher average outstanding notes payable balance, offset partially by a decrease in the weighted average interest rate.
Lots Owned and Controlled

	June 30,		Increase (Decrease)
	2015	2014	Amount	%
Lots Owned
Southern California	146	175	(29)	(17)%
Northern California	305	251	54	22%
Total	451	426	25	6%
Lots Controlled (1)
Southern California	513	288	225	78%
Northern California	82	95	(13)	(14)%
Fee Building Projects (2)	1,511	1,204	307	25%
Total	2,106	1,587	519	33%
Total Lots Owned and Controlled	2,557	2,013	544	27%

(1)
Includes lots that we control under purchase and sale agreements or under executed non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net New Home Orders

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Net new home orders	65	33	32	97%
Cancellation rate	4%	6%	(2)%	(33)%
Average selling communities	5.3	2.9	2.4	83%

Net new home orders for the six months ended June 30, 2015 increased by 97% to 65, compared to 33 during the same period in 2014. The increase in net new home orders was primarily related to the increase in average selling communities. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the six months ended June 30, 2015 was 12.3 per average selling community (2.0 monthly), compared to 11.4 per average selling community (1.9 monthly) during the same period in 2014.

Our cancellation rate of buyers who contracted to buy a home, but did not close escrow (as a percentage of overall orders), was approximately 4% for the six months ended June 30, 2015 as compared to 6% for the same period in 2014. Our average number of selling communities increased by 2.4 for the six months ended June 30, 2015 compared to the same period in 2014.

Home Sales Revenue and New Homes Delivered

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
New homes delivered	41	23	18	78%
Home sales revenue	$75,437,767	$14,657,942	$60,779,825	415%
Average sales price of homes delivered	$1,840,000	$637,000	$1,203,000	189%
New home deliveries increased by 18, or 78%, during the six months ended June 30, 2015 compared to the same period in 2014. The increase in new home deliveries was primarily due to the increase in average selling communities.
During the six months ended June 30, 2015, home sales revenue increased by $60.8 million, or 415%, from the same period in 2014 primarily due to the increase in the number of homes delivered and a 189% higher average sales price.
Homebuilding

	Six months ended June 30,
	2015	%	2014	%
Home sales revenue	$75,437,767	100.0%	$14,657,942	100.0%
Cost of home sales	65,475,664	86.8%	11,899,770	81.2%
Homebuilding gross margin	9,962,103	13.2%	2,758,172	18.8%
Add: Interest in cost of home sales	480,157	0.6%	54,189	0.4%
Adjusted homebuilding gross margin(1)	$10,442,260	13.8%	$2,812,361	19.2%

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 13.2% for the six months ended June 30, 2015 as compared to 18.8% for the same period in 2014. The decrease in gross margin percentage was primarily driven by the close-out of two communities in Sacramento that required higher incentives, and to a lesser extent, a higher mix of deliveries from two master-planned communities in Irvine with seller profit participation.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 13.8% for the six months ended June 30, 2015, compared to 19.2% for the same period in 2014. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of home sales back to homebuilding gross margin, investors are able to assess the performance of our homebuilding business excluding our interest cost. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building

	Six months ended June 30,
	2015	%	2014	%
Fee building revenues	$73,058,271	100.0%	$33,409,355	100.0%
Cost of fee building	68,985,641	94.4%	32,474,746	97.2%
Fee building gross margin	$4,072,630	5.6%	$934,609	2.8%
Fee building revenues include (i) billings to independent third-party land owners for general contracting services, and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner, and (ii) G&A expenses that are attributable to fee building activities.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered. Fee building revenues increased to $73.1 million for the six months ended June 30, 2015 compared to $33.4 million for the same period during 2014, primarily due to the increase in construction activity in the fee building communities. Included in fee building revenues were (i) $68.0 million and $30.1 million of billings to land owners for the six months ended June 30, 2015 and 2014, respectively, and (ii) $5.1 million and $3.3 million of management fees from our unconsolidated joint ventures for the six months ended June 30, 2015 and 2014, respectively.
The Company’s fee building revenues have historically been concentrated in a small number of customers. For the six months ended June 30, 2015, one customer comprised 93% of fee building revenue. For the six months ended June 30, 2014, one customer comprised 83% of fee building revenue.
Cost of fee building increased to $69.0 million for the six months ended June 30, 2015 compared to $32.5 million for the same period during 2014. The amount of G&A expenses included in cost of fee building were $4.3 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively. The 53% increase in management fees from our unconsolidated joint ventures, offset partially by increase in billings to land owners and the related increase in G&A expenses, were the primary reasons fee building gross margin percentage increased to 5.6% from 2.8% for the six months ended June 30, 2015 and 2014, respectively.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs and deposits for specific projects, are expensed to abandoned project costs when we determine continuation of the respective project is not probable. During the six months ended June 30, 2015, abandoned project costs increased to $0.4 million from $0.1 million for the six months ended June 30, 2014. The increase in abandoned project costs consisted of $0.3 million of forfeited deposits related to a lot option contract for a community which the Company closed-out in Sacramento during the second quarter of 2015.
Equity in Net Income of Unconsolidated Joint Ventures
As of June 30, 2015 and 2014, we had ownership interests in 13 and 11, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our joint ventures. The unconsolidated joint ventures produced $18.4 million and $5.1 million in net income during the six months ended June 30, 2015 and 2014, respectively. The net income of our unconsolidated joint ventures increased primarily due to an increase in new home deliveries and land sales revenue during the six months ended June 30, 2015. Our equity in net income from unconsolidated joint ventures was $5.1 million for the six months ended June 30, 2015, compared to equity in net income of $0.9 million for the same period in 2014. The increase in our equity in net income from unconsolidated joint ventures was primarily due to an increase in net income produced by the unconsolidated joint ventures, which was primarily due to an increase in new home deliveries and land sales revenue during the six months ended June 30, 2015.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures—Net New Home Orders, Revenues and Deliveries
Net new home orders	211	152	59	39%
Cancellation rate	5%	7%	(2)%	(29)%
Average selling communities	9.0	7.6	1.4	18%
New homes delivered	99	74	25	34%
Home sales revenue	$93,839,832	$52,446,679	$41,393,153	79%
Average sales price of homes delivered	$948,000	$709,000	$239,000	34%

Net new home orders from unconsolidated joint ventures increased to 211 from 152, or 39%, for the six months ended June 30, 2015 and 2014, respectively, primarily due to an increase in the number of average selling communities. The absorption rate for unconsolidated joint ventures for the six months ended June 30, 2015 was 23.4 per average selling community (3.8 monthly), compared to 20.0 per average selling community (3.2 monthly) during the same period in 2014.
The cancellation rate of unconsolidated joint venture projects was approximately 5% for the six months ended June 30, 2015 as compared to 7% for the same period in 2014.

New homes delivered from unconsolidated joint ventures increased to 99 from 74, or 34%, for the six months ended June 30, 2015 and 2014, respectively, primarily due to an increase in net new home orders and community count. Home sales revenue from unconsolidated joint ventures increased to $93.8 million from $52.4 million, or 79%, during the six months ended June 30, 2015 and 2014, respectively, primarily due to the increase in the number of homes delivered and a higher average sales price of homes delivered. The average sales price of homes delivered increased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to deliveries of lower priced homes in 2014, including below-market-rate homes in certain communities.

	Six months ended June 30,
	2015	%	2014	%
Unconsolidated Joint Ventures—Homebuilding
Unconsolidated joint ventures home sales revenue	$93,839,832	100.0%	$52,446,679	100.0%
Cost of unconsolidated joint ventures home sales	75,451,745	80.4%	40,163,141	76.6%
Unconsolidated joint ventures homebuilding gross margin	18,388,087	19.6%	12,283,538	23.4%
Add: Interest in cost of unconsolidated joint venture home sales	1,563,447	1.7%	565,121	1.1%
Adjusted unconsolidated joint ventures home sales gross margin (1)	$19,951,534	21.3%	$12,848,659	24.5%

(1)	Non-GAAP financial measure (as discussed below).
Excluding interest in cost of home sales, adjusted unconsolidated joint ventures home sales gross margin percentage was 21.3% for the six months ended June 30, 2015, compared to 24.5% for the same period in 2014. Adjusted unconsolidated joint ventures home sales gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture home sales back to unconsolidated joint ventures gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture homebuilding gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures—Land
Net New Lot Orders, Revenues and Deliveries
Net new lot orders	72	—	72	—
New lots delivered	352	—	352	—
Land sales revenue	$45,569,688	$—	$45,569,688	—

	Six Months Ended June 30,
	2015	%	2014	%
Unconsolidated Joint Ventures—Land
Unconsolidated joint ventures land sales revenue	$45,569,688	100.0%	$—	—
Cost of unconsolidated joint ventures land sales	33,831,968	74.2%	—	—
Unconsolidated joint ventures land gross margin	11,737,720	25.8%	—	—
Add: interest in cost of unconsolidated joint venture land sales	21,264	—%	—	—
Adjusted unconsolidated joint ventures land gross margin (1)	$11,758,984	25.8%	$—	—

(1)	Non-GAAP financial measure (as discussed below).

Excluding interest in cost of land sales, adjusted unconsolidated joint ventures land gross margin percentage was 25.8% for the six months ended June 30, 2015 compared to none for the same period in 2014. Adjusted unconsolidated joint ventures land gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint venture land sales back to unconsolidated joint ventures land gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint venture land gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to unconsolidated joint venture land gross margin, the nearest GAAP equivalent.

Selling, General and Administrative Expense

	Six Months Ended June 30,		As a Percentage of
			Home Sales Revenue
	2015	2014	2015	2014
Selling and marketing expenses	$2,620,357	$1,216,553	3.5%	8.3%
General and administrative expenses (“G&A”)	7,973,003	4,879,857	10.6%	33.3%
Total selling, marketing and G&A	$10,593,360	$6,096,410	14.1%	41.6%
Selling and marketing expenses incurred during the six months ended June 30, 2015 decreased to 3.5% of home sales revenue compared to 8.3% for the same period in 2014. The increase in selling and marketing expense during the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in home sales revenue.
During the six months ended June 30, 2015, G&A expenses increased to $8.0 million from $4.9 million for the same period in 2014. The increase was primarily attributable to (i) an increase in personnel as a result of the increase in the number of active and planned communities, (ii) an increase in outside services and professional fees related to public company requirements, and (iii) other costs incurred to support our growth. G&A expenses as a percentage of home sales revenue decreased to 10.6% for the six months ended June 30, 2015 from 33.3% for the six months ended June 30, 2014.

Guaranty Fee Income
During the six months ended June 30, 2015 and 2014, we recognized $0 and $18,927, respectively, in guaranty fee income from one of our unconsolidated joint ventures for certain loan guaranties provided on behalf of the unconsolidated joint venture, which ended during the first quarter of 2014.
Other (Expense) Income, Net
Other expense, net, increased $0.3 million during the six months ended June 30, 2015 compared to the same period in 2014 due to various franchise tax fees associated with being a corporation, compared to the same period in 2014.

(Provision) Benefit for Taxes

For the six months ended June 30, 2015, the Company recorded a provision for taxes of $3.0 million. The effective tax rate for the six months ended June 30, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit for the cumulative net deferred tax assets resulting from the Company's conversion to a taxable entity. For the six months ended June 30, 2014, the Company recorded a tax benefit of $2.0 million primarily due to the differences between the financial statement basis and tax basis of certain assets upon conversion to a taxable entity at the time of the IPO, resulting in a net deferred tax asset. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
Net Income
As a result of the foregoing factors, net income during the six months ended June 30, 2015 was $5.0 million compared to net income of $0.5 million during the same period in 2014.
Interest Incurred
Interest, which was incurred principally to finance land acquisition, land development and home construction, totaled $1.9 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, all of which was capitalized to real estate inventory. Interest incurred during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 increased as a result of a higher average outstanding notes payable balance, offset partially by a decrease in the weighted average interest rate.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2015 were land purchases, land development, home construction, operating expenses and the payment of routine liabilities. Our principal sources of capital for the six months ended June 30, 2015 were advances from our unsecured credit facility, distributions from our unconsolidated joint ventures and cash generated from home sales activities. As of June 30, 2015, our unrestricted cash balance was $36.7 million.
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
We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the second quarter of 2015 with $36.7 million of cash and cash equivalents, a $7.4 million decrease from December 31, 2014, primarily as a result of the growth in our community count and increased cash outflows for real estate inventories of $103.8 million partially offset by net borrowings of notes payable of $63.7 million and net distributions of equity from our unconsolidated joint ventures of $20.1 million. We intend to generate cash from the sale of our inventory, net of loan release payments on our notes payable when applicable, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate future income and cash flows.
As of June 30, 2015 and December 31, 2014, we had $4.9 million and $11.9 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and account receivable as of the same dates included $5.6 million and $13.2 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access the capital markets on favorable terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of June 30, 2015, we had $191.7 million of aggregate loan commitments, of which $175.2 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and capital markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.
Land Acquisition Notes
During 2012, we entered into a term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. The total available commitment under the note is $7.0 million all of which had been funded as of June 30, 2015. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) February 15, 2016 and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
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
Secured Revolving Construction Notes
In May 2014, we entered into two secured revolving construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at June 30, 2015. The total commitment under the construction loans is $9.5 million, with funding and repayment requirements based on the project development and sales cycle. As of June 30, 2015, we had $6.4 million available to borrow under the revolving construction loans. The loans mature on November 27, 2016. Interest is payable monthly, with all unpaid principal and interest due at maturity.
Senior Unsecured Revolving Credit Facility
As of June 30, 2015, we were party to a senior unsecured revolving credit facility ("Credit Facility") which has a maximum commitment of $175.0 million and matures on April 30, 2018. We may borrow under our Credit Facility in the ordinary course of business for general corporate purposes. Interest on the Credit Facility is paid monthly at a rate of the one-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on our leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2015, the outstanding principal balance was $164.9 million, the interest rate was 2.69% per annum, and we had $10.1 million of availability under the Credit Facility.

Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenant	Actual at June 30, 2015	Covenant Requirement at June 30, 2015
Unencumbered Liquid Assets	$36,658,057	$7,000,000
EBITDA to Interest Incurred	5.6 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$153,846,117	$125,224,675
Leverage Ratio	49%	< 65%
Adjusted Leverage Ratio	32%	< 50%
Speculative Unit Limitation	37 units	<= 37 units
As of June 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	June 30,	December 31,
	2015	2014
Notes payable, including notes payable to affiliates	$175,232,903	$113,751,334
Equity, exclusive of non-controlling interest	154,336,558	148,083,678
Total capital	$329,569,461	$261,835,012
Ratio of debt-to-capital (1)	53.2%	43.4%

Notes payable, including notes payable to affiliates	$175,232,903	$113,751,334
Less: cash, cash equivalents and restricted cash	36,792,682	44,340,090
Net debt	138,440,221	69,411,244
Equity, exclusive of non-controlling interest	154,336,558	148,083,678
Total capital	$292,776,779	$217,494,922
Ratio of net debt-to-capital (2)	47.3%	31.9%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of noncontrolling interest.

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

Cash Flows — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $90.2 million in the 2015 period versus $35.1 million in the 2014 period. The change was primarily a result of an increase in cash outflows for real estate inventories of $103.8 million in the 2015 period compared to $33.9 million in the 2014 period related to the increase in our community count and homes under construction.

•
Net cash provided by investing activities was $19.9 million in the 2015 period compared to net cash used in investing activities of $11.7 million in the 2014 period. During the six months ended June 30, 2015, our net distributions from unconsolidated joint ventures increased to $20.1 million compared to net contributions of $11.0 million during the six months ended June 30, 2014 and was the primary reason net cash provided by investing activities increased.

•
Net cash provided by financing activities was $62.9 million in the 2015 period versus $89.6 million in the 2014 period. The change was primarily a result of the receipt of proceeds of our IPO of $75.8 million, net of the underwriting discount and offering expenses in the 2014 period, partially offset by net borrowings of notes payable of $63.7 million during the 2015 period versus net borrowings of $13.8 million during the 2014 period.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2015, we had $4.3 million of non-refundable cash deposits and $0.3 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $182.2 million (net of deposits).

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

As of June 30, 2015, the outstanding principal balance of our Credit Facility was $164.9 million, the interest rate was 2.69% per annum and we had approximately $10.1 million of availability. As of June 30, 2015, the outstanding principal balance of our secured revolving construction loans was $3.1 million, the interest rate was 5.25% per annum and we had approximately $6.4 million of availability under the construction loans.

We expect that the obligations under our Credit Facility and other loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Off-Balance Sheet Arrangements

As of June 30, 2015, we held membership interests in 13 unconsolidated joint ventures, nine of which related to homebuilding activities and four related to land development as noted below. We were a party to six loan-to-value maintenance agreements related to unconsolidated joint ventures as of June 30, 2015. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of June 30, 2015:

			June 30, 2015
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Estimated Future Capital Commitment(2)
Joint Venture (Project Name)			Assets	Debt(1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC (Lambert Ranch)	2010	Irvine, CA	$2,652	$—	$202	—%	N/A	$—
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	9,191	—	7,659	—%	Yes	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	76,482	21,554	50,411	30%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro) (3)	2012	Valencia, CA	20,479	10,460	7,819	57%	Yes	—
TNHC Newport LLC (Meridian) (3)	2013	Newport Beach, CA	104,204	43,752	53,643	45%	Yes	—
Encore McKinley Village LLC (McKinley Village) (4)	2013	Sacramento, CA	36,688	1,311	33,064	4%	No	2,242
TNHC San Juan LLC (Oliva)	2013	San Juan Capistrano, CA	38,370	10,707	25,970	29%	Yes	1,000
TNHC Russell Ranch LLC (Russell Ranch) (3)(4)(5)	2013	Folsom, CA	40,604	20,000	20,418	49%	No	13,176
TNHC-HW Foster City LLC (Foster Square) (5)	2013	Foster City, CA	17,245	—	501	—%	N/A	—
Calabasas Village LP (Avanti) (3)	2013	Calabasas, CA	40,673	8,867	28,502	24%	Yes	30
TNHC-HW Cannery LLC (Cannery Park) (5)	2013	Davis, CA	48,947	—	28,925	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch) (3)(5)	2014	Corona, CA	87,445	—	87,217	—%	N/A	2,500
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	$23,552	$—	$21,695	—%	N/A	$—

Total Unconsolidated Joint Ventures			$546,532	$116,651	$366,026	24%		$18,948

(1)
Scheduled maturities of the unconsolidated joint venture debt as of June 30, 2015 are as follows: $0 matures in 2015, $66.8 million matures in 2016, $48.5 million matures in 2017, $0 matures in 2018 and $1.3 million matures in 2019.

(2)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of June 30, 2015. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint ventures.
As of June 30, 2015, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we did not make any loan-to-value maintenance related payments during the three and six months ended June 30, 2015.

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

Description of Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 48 months to complete from the initiation of homebuilding activity. Our land projects usually take approximately 24 to 48 months to complete from the acquisition of land. The following table presents project information relating to each of our markets as of June 30, 2015.

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of June 30, 2015	Lots as of June 30, 2015 (3)	Backlog at June 30, 2015 (4)	Homes or Lots delivered for the six months ended June 30, 2015	Sales Range (in 000's)(5)
Company Projects
Southern California
Canyon Oaks, Calabasas (7)	2017	69	—	69	—	—	$1,000 - $1,400
Amelia, Irvine	2014	70	20	20	19	14	$1,800 - $2,450
Trevi, Irvine	2014	82	18	19	18	13	$2,400 - $3,880
Fiano, Newport Beach	2015	39	—	11	4	—	$3,300 - $4,320
Twenty Oaks, Thousand Oaks	2015	20	—	20	1	—	$1,200 - $1,500
Sherman Oaks 7, Sherman Oaks	2016	7	—	7	—	—	$1,250 - $1,450
Southern California Total		287	38	146	42	27

Northern California
Mission Blvd, Fremont	2016	33	—	33	—	—	$800 - $900
Woodbury Garden, Lafayette	2015	36	—	36	9	—	$1,100 - $1,800
Woodbury Terrace, Lafayette	2015	20	—	20	2	—	$850 - $1,100
Chaparral at Blackstone, El Dorado Hills	2015	72	—	72	—	—	$450 - $470
The Grove, Granite Bay	2014	14	6	6	7	4	$990 - $1,700
The Meadows, Folsom	2013	40	35	5	5	10	$420 - $580
Candela, Sacramento	2015	10	—	10	—	—	$350 - $400
Cannery Heirloom, Davis	2015	72	—	30	—	—	$400 - $560
Cannery Sage, Davis	2015	73	—	35	—	—	$760 - $1,070
Bayto, Santa Clara (7)	2016	33		33	—	—	$850 - $980
Shannon Townhomes, Fremont	2017	25	—	25	—	—	$850 - $950
Northern California Total		428	41	305	23	14
Company Projects Total		715	79	451	65	41

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of June 30, 2015	Lots as of June 30, 2015 (3)	Backlog at June 30, 2015 (4)	Homes or Lots delivered for the six months ended June 30, 2015	Sales Range (in 000's)(5)
Unconsolidated Homebuilding Joint Venture Projects(6)
Southern California
Aqua, Villa Metro, Valencia	2013	95	80	15	10	8	$300 - $400
Terra, Villa Metro, Valencia	2013	99	64	35	12	9	$340 - $480
Sol, Villa Metro, Valencia	2013	99	66	33	13	6	$370 - $480
Cielo, Villa Metro, Valencia	2014	22	21	1	—	13	$400 - $520
Avanti, Calabasas (7)	2015	72	—	72	11	—	$1,100 - $1,650
Meridian, Newport Beach	2014	79	25	54	36	4	$1,600 - $4,270
Oliva, San Juan Capistrano	2015	40	—	40	5	—	$1,500 - $2,700
Southern California Total		506	256	250	87	40

Northern California
Garden House, Rose Lane, Larkspur	2014	29	28	1	1	11	$1,650 - $3,490
Terraces, Rose Lane, Larkspur(7)	2014	42	42	—	—	15	$640 - $1,200
Row Towns, Orchard Park, San Jose	2014	107	23	84	36	14	$660 - $930
Court Towns, Orchard Park, San Jose	2014	60	15	45	33	6	$680 - $950
Condo Flats, Orchard Park, San Jose	2014	72	17	55	30	13	$690 - $900
McKinley Village, Sacramento	2015	336	—	336	—	—	$450 - $780
Tidelands, San Mateo (7)	2015	76	—	76	—	—	$750 - $1,200
Northern California Total		722	125	597	100	59
Unconsolidated Homebuilding Joint Venture Projects Total		1,228	381	847	187	99

Unconsolidated Land Joint Venture Projects(6)
Southern California
Bedford Ranch, Corona (8)	2016	1,435	—	1,200	—	—	—
Southern California Total		1,435	—	1,200	—	—

Northern California
Russell Ranch, Folsom (8)	2016	870	—	870	—	—	—
Foster Square, Foster City (8)	2014	421	421	—	—	155	—
Cannery Park, Davis (8)(9)	2015	547	197	350	140	197	—
Northern California Total		1,838	618	1,220	140	352
Unconsolidated Land Joint Venture Projects Total		3,273	618	2,420	140	352

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of June 30, 2015	Lots as of June 30, 2015 (3)	Backlog at June 30, 2015 (4)	Homes or Lots delivered for the six months ended June 30, 2015	Sales Range (in 000's)(5)
Fee Building Projects
Mendocino, Irvine	2013	133	133	—	n/a	7	n/a
Mendocino Ext., Irvine	2014	114	114	—	n/a	37	n/a
Strada, Irvine	2014	224	72	152	n/a	63	n/a
Laurel, Irvine	2014	120	63	57	n/a	46	n/a
Jasmine, Irvine	2014	102	102	—	n/a	70	n/a
Jasmine Ext., Irvine	2015	126	34	92	n/a	34	n/a
Corte Bella, Irvine	2014	118	105	13	n/a	102	n/a
Entrata, Irvine	2014	123	42	81	n/a	28	n/a
Terrazza, Irvine	2014	149	43	106	n/a	33	n/a
Vista Scena, Irvine	2014	195	39	156	n/a	28	n/a
Avalon, Irvine	2016	156	—	156	n/a	—	n/a
Belvedere, Irvine	2016	134	—	134	n/a	—	n/a
Helena, Irvine	2016	142	—	142	n/a	—	n/a
Marin, Irvine	2016	157	—	157	n/a	—	n/a
Petaluma, Irvine	2016	106	—	106	n/a	—	n/a
Piedmont, Irvine	2016	159	—	159	n/a	—	n/a
Fee Building Projects Total		2,258	747	1,511		448

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes or lots to be built at completion is subject to change, and there can be no assurance that we will build these homes or develop these lots.

(3)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of June 30, 2015, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of June 30, 2015. Of the foregoing lots, there were 3 completed and unsold homes other than those being used as model homes.

(4)
Backlog consists of homes or lots under sales contracts that have not closed as of June 30, 2015. There can be no assurance that delivery of sold homes or lots will occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities related to those projects.

(5)
Sales range reflects estimated total price for homes in the respective project. The actual prices at which our homes are sold in the future may differ. Sales price range is not included for fee building projects where we are not responsible for sales activities.

(6)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different joint ventures.

(7)	This project has below-market homes. The sales price range for these homes is excluded from the table.

(8)	This project is anticipated to be a lot sale program, in which we may buy lots from the unconsolidated joint venture or sell lots to merchant builders. As such, a sales range is not presented.

(9)	Cannery backlog includes lots sold to the Company.

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
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference. There have been no material changes during the six months ended June 30, 2015, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Our management determined that as of June 30, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the six months ended June 30, 2015.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number		Exhibit Description

10.1	*	Modification Agreement, dated December 3, 2014, by and between The New Home Company Inc. and U.S. Bank National Association

10.2	*	Second Modification Agreement, dated May 7, 2015, by and between The New Home Company Inc. and U.S. Bank National Association

10.3	*	Third Modification Agreement, dated July 22, 2015, by and between The New Home Company Inc. and U.S. Bank National Association

10.4	*	Employment Agreement, dated May 29, 2015, between The New Home Company Inc. and John Stephens

10.5	*	Amendment to Employment Agreement, dated May 29, 2015, by and between The New Home Company Inc. and Wayne Stelmar

10.6	*	Restated Consulting Agreement, dated June 18, 2015, by and among The New Home Company Inc., Mendocino Group Inc. and Joseph Davis

31.1	*	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	**	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	**	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act, as amended

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The New Home Company Inc.

By:	/s/ H. Lawrence Webb
H. Lawrence Webb
Chief Executive Officer and Chairman of
the Board

By:	/s/ John M. Stephens
John M. Stephens
Chief Financial Officer and Secretary
Date: August 6, 2015