Form 10-Q
period 2015-09-30
New Home Co Inc.
filed 2015-11-05
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of November 4, 2015: 16,516,546

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Assets
Cash and cash equivalents	$35,373	$44,058
Restricted cash	137	283
Contracts and accounts receivable	11,084	13,164
Due from affiliates	789	2,662
Real estate inventories	248,068	163,564
Investment in unconsolidated joint ventures	61,791	60,564
Property and equipment, net of accumulated depreciation	924	984
Other assets	6,044	6,679
Total assets	$364,210	$291,958

Liabilities and equity
Accounts payable	$24,246	$16,581
Accrued expenses and other liabilities	7,994	11,200
Notes payable	169,174	113,751
Notes payable to affiliate	249	—
Total liabilities	201,663	141,532
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 16,516,546 and 16,448,750, shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	165	164
Additional paid-in capital	145,951	143,475
Retained earnings	13,907	4,445
Total The New Home Company Inc. stockholders' equity	160,023	148,084
Noncontrolling interest in subsidiary	2,524	2,342
Total equity	162,547	150,426
Total liabilities and equity	$364,210	$291,958
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$57,878	$8,197	$133,315	$22,855
Fee building, including management fees from unconsolidated joint ventures of $3,255, $2,199, $8,356 and $5,524, respectively	29,099	20,408	102,158	53,817
	86,977	28,605	235,473	76,672
Expenses:
Cost of homes sales	49,889	6,922	115,364	18,822
Cost of fee building	27,028	19,389	96,014	51,864
Abandoned project costs	108	62	551	162
Selling and marketing	2,294	971	4,914	2,188
General and administrative	5,105	3,149	13,078	8,028
	84,424	30,493	229,921	81,064
Equity in net income of unconsolidated joint ventures	4,056	50	9,180	995
Guaranty fee income	—	—	—	19
Other (expense) income, net	(15)	17	(292)	29
Income (loss) before taxes	6,594	(1,821)	14,440	(3,349)
(Provision) benefit for taxes	(2,249)	556	(5,275)	2,576
Net income (loss)	4,345	(1,265)	9,165	(773)
Net loss attributable to noncontrolling interests	99	206	297	240
Net income (loss) attributable to The New Home Company Inc.	$4,444	$(1,059)	$9,462	$(533)

Earnings (loss) per share attributable to The New Home Company Inc.
Basic	$0.27	$(0.06)	$0.57	$(0.03)
Diluted	$0.27	$(0.06)	$0.57	$(0.03)
Weighted average shares outstanding:
Basic	16,516,546	16,448,750	16,507,736	15,696,435
Diluted	16,733,805	16,448,750	16,660,673	15,696,435
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2014	16,448,750	$164	$143,475	$4,445	$148,084	$2,342	$150,426
Net income (loss)	—	—	—	9,462	9,462	(297)	9,165
Noncontrolling interest contribution	—	—	—	—	—	1,301	1,301
Noncontrolling interest distribution	—	—	—	—	—	(822)	(822)
Stock-based compensation expense	—	—	2,725	—	2,725	—	2,725
Minimum tax withholding paid on behalf of employees for stock awards	—	—	(248)	—	(248)	—	(248)
Shares issued through stock plans	67,796	1	(1)	—	—	—	—
Balance at September 30, 2015	16,516,546	$165	$145,951	$13,907	$160,023	$2,524	$162,547

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Operating activities:
Net income (loss)	$9,165	$(773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(4,439)	(1,387)
Amortization of equity based compensation	2,725	1,807
Distributions of earnings from unconsolidated joint ventures	10,514	784
Equity in net income of unconsolidated joint ventures	(9,180)	(995)
Deferred profit from unconsolidated joint ventures	(1,448)	—
Depreciation and amortization	349	245
Abandoned project costs	551	162
Net changes in operating assets and liabilities:
Restricted cash	146	(912)
Contracts and accounts receivable	2,080	(2,448)
Due from affiliates	1,873	51
Real estate inventories	(104,833)	(65,125)
Other assets	5,074	(153)
Accounts payable	7,665	9,997
Accrued expenses and other liabilities	(3,206)	(3,606)
Net cash used in operating activities	(82,964)	(62,353)
Investing activities:
Purchases of property and equipment	(289)	(846)
Contributions to unconsolidated joint ventures	(7,967)	(24,645)
Distributions of capital from unconsolidated joint ventures	25,682	3,073
Net cash provided by (used in) investing activities	17,426	(22,418)
Financing activities:
Net proceeds from issuance of common stock	—	87,800
Repurchase of common stock	—	(11,988)
Borrowings from notes payable	87,504	90,949
Repayments of notes payable	(29,581)	(31,535)
Cash distributions to noncontrolling interest in subsidiary	(822)	(52)
Minimum tax withholding paid on behalf of employees for stock awards	(248)	—
Net cash provided by financing activities	56,853	135,174
Net (decrease) increase in cash and cash equivalents	(8,685)	50,403
Cash and cash equivalents – beginning of period	44,058	9,541
Cash and cash equivalents – end of period	$35,373	$59,944
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,356	$1,470
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$—	$17,000
Purchase of real estate with notes payable to affiliate	$747	$—
Contribution of real estate to unconsolidated joint ventures	$18,828	$1,890
Contribution of real estate from noncontrolling interest in subsidiary	$1,301	$751
Deductible transaction costs and additional contribution of deferred tax assets from IPO	$—	$707
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

Initial Public Offering

The Company completed its initial public offering (“IPO”) on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company (“LLC”) into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO, the Company had 16,448,750 shares of common stock outstanding. The Company had 16,516,546 shares of common stock outstanding as of September 30, 2015.

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

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to the Company and its wholly owned subsidiaries, on a consolidated basis.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $0.1 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs. Pre-acquisition costs, including non-refundable land deposits, are expensed to abandoned project costs when we determine continuation of the prospective project is not probable.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three and nine months ended September 30, 2015 and 2014, no impairment adjustments relating to homebuilding real estate inventories were recorded.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, “Interest” (“ASC 835”). Interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from or increase in loss from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, “Property, Plant, and Equipment”, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passes, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

Fee Building

The Company enters into fee building agreements to provide services whereby it will build homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, “Revenue Recognition” (“ASC 605”), revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to customers and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

The Company also enters into fee building and management contracts with third parties and its unconsolidated joint ventures where it provides construction supervision services, as well as sales and marketing services, and does not bear financial risks for any services provided. In accordance with ASC 605, revenues from these services are recognized over a proportional performance method or completed performance method. Under this approach, revenue is earned as services are provided in proportion to total services expected to be provided to the customer or on a straight line basis if the pattern of performance cannot be determined while costs are recognized as incurred. Revenue recognition for any portion of the fees earned from these services that are contingent upon a financial threshold or specific event is deferred until the threshold is achieved or the event occurs.

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2015, one customer comprised 88% and 92% of fee building revenue, respectively. For the three and nine months ended September 30, 2014, one customer comprised 89% and 85% of fee building revenue, respectively. As of September 30, 2015 and December 31, 2014, one customer comprised 96% and 98% of contracts and accounts receivables, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of September 30, 2015 and December 31, 2014, the third-party investor had made contributions of $2.5 million and $2.3 million, respectively, net of losses and distributions.

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

As of September 30, 2015 and December 31, 2014, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for indicators of impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and nine months ended September 30, 2015 and 2014, no impairments related to investment in unconsolidated joint ventures were recorded.

The Company selectively provides loan-to-value ("LTV") maintenance and completion guaranties for debt held by its unconsolidated joint ventures. Such guaranties facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. Refer to Note 11 for more information discussing the LTV and completion guaranties.

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

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or to cover structural construction defects for one-year periods. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. Due to the Company’s limited history related to homebuilding sales, the Company also considers the historical experience of its peers in determining the amount of its warranty accrual. In addition, the Company receives warranty payments from its customers for certain of its fee building projects where it has the contractual risk of construction. These payments are recorded as warranty accruals. Indirect warranty overhead salaries and related costs are charged to the accrual in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned but not collected and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions.
As of September 30, 2015 and December 31, 2014, no allowance was recorded related to contracts and accounts receivable.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”) and ASC 505-50, “Equity – Equity Based Payments to Non-Employees” (“ASC 505-50”).

ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in a company's financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

On June 26, 2015, the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. Per the agreement, Mr. Davis' outstanding restricted stock units and stock option equity awards will continue to vest in accordance with their original terms. Under ASC 505-50, if an employee becomes a non-employee and continues to vest in an award pursuant to the award's original terms, that award will be treated as an award to a non-employee prospectively, provided the individual is required to continue providing services to the employer (such as consulting services). Based on the terms and conditions of Mr. Davis' consulting agreement noted above, we account for Mr. Davis' share-based awards in accordance with ASC 505-50.

ASC 505-50 requires that Mr. Davis' award be accounted for prospectively, such that the fair value of the award will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Davis have been completed. ASC 505-50 requires that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee.

Recently Issued Accounting Standards

The Company qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the"JOBS Act"), enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As previously disclosed, the Company has chosen, irrevocably, to “opt out” of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which delayed the effective date of ASU 2014-09 by one year. As a result, for public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted. We are currently evaluating the impact the adoption will have on our condensed consolidated financial statements and related disclosures.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effects of ASU 2015-02 on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effects of ASU 2015-03 on its condensed consolidated financial statements. Our adoption of ASU 2015-03 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Our adoption of ASU 2015-15 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

2.    Computation of Earnings (Loss) Per Share
Basic and diluted earnings per share for the nine months ended September 30, 2014 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$4,444	$(1,059)	$9,462	$(533)

Denominator:
Basic weighted-average shares outstanding	16,516,546	16,448,750	16,507,736	15,696,435
Effect of dilutive shares:
Stock options and unvested restricted stock units	217,259	—	152,937	—
Diluted weighted-average shares outstanding	16,733,805	16,448,750	16,660,673	15,696,435

Basic earnings (loss) per share attributable to The New Home Company Inc.	$0.27	$(0.06)	$0.57	$(0.03)
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$0.27	$(0.06)	$0.57	$(0.03)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	14,318	922,882	5,087	811,777

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$96,014	$89,056
Estimated earnings	6,144	4,506
	102,158	93,562
Less: amounts collected during the period	(91,532)	(80,404)
Contracts receivable	$10,626	$13,158

Contracts receivable:
Billed	$—	$2
Unbilled	10,626	13,156
	10,626	13,158
Accounts receivable:
Escrow receivables	458	—
Other receivables	—	6
Contracts and accounts receivable	$11,084	$13,164

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of September 30, 2015 and December 31, 2014 are expected to be billed and collected within 90 days. Accounts payable at September 30, 2015 and December 31, 2014 includes $9.9 million and $11.9 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Deposits and pre-acquisition costs	$10,857	$9,349
Land held and land under development	57,480	48,990
Homes completed or under construction	139,797	87,072
Model homes	39,934	18,153
	$248,068	$163,564

All of our deposits and pre-acquisition costs are non-refundable, except for $0.4 million and $0 as of September 30, 2015 and December 31, 2014, respectively.
Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirects, permits, materials and labor. Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits.
Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. For the three and nine months ended September 30, 2015 and 2014 interest incurred, capitalized and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest incurred	$1,369	$534	$3,295	$1,079
Interest capitalized	(1,369)	(534)	(3,295)	(1,079)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$3,510	$1,495	$2,328	$1,003
Interest capitalized as a cost of inventory	1,369	534	3,295	1,079
Contributions to unconsolidated joint ventures	—	—	(264)	—
Interest previously capitalized as cost of inventory, included in cost of sales	(396)	(65)	(876)	(118)
Interest previously capitalized as cost of inventory, included in other expense	$(39)	$—	$(39)	$—
Capitalized interest in ending inventory	$4,444	$1,964	$4,444	$1,964

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Unconsolidated Joint Ventures

As of September 30, 2015 and December 31, 2014, the Company had ownership interests in 13 and 12, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 50%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Cash and cash equivalents	$39,333	$45,037
Restricted cash	11,613	14,981
Real estate inventories	473,313	459,770
Other assets	6,575	1,822
Total assets	$530,834	$521,610

Accounts payable and accrued liabilities	$60,053	$52,601
Notes payable	103,654	87,994
Total liabilities	163,707	140,595
The Company's equity	61,791	60,564
Other partners' equity	305,336	320,451
Total equity	367,127	381,015
Total liabilities and equity	$530,834	$521,610

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenues	$115,370	$35,720	$254,780	$88,166
Cost of sales	87,645	29,326	196,928	69,490
Gross margin	27,725	6,394	57,852	18,676
Operating expenses	6,819	3,970	18,542	11,114
Net income of unconsolidated joint ventures	$20,906	$2,424	$39,310	$7,562
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$4,056	$50	$9,180	$995

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues from its unconsolidated joint ventures. For the three and nine months ended September 30, 2015 and 2014, the Company earned $3.3 million, $8.4 million, $2.2 million and $5.5 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Other Assets
Other assets consist of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax asset	$4,439	$5,841
Prepaid income taxes	553	—
Prepaid loan fees	—	307
Prepaid expenses	825	500
Other assets	227	31
	$6,044	$6,679

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Warranty accrual	$2,762	$1,578
Accrued compensation and benefits	3,568	4,680
Accrued interest	470	268
Completion reserve	328	219
Accrued professional fees	204	414
Income taxes payable	—	3,930
Deferred profit from unconsolidated joint ventures	437	—
Other accrued expenses	225	111
	$7,994	$11,200

Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$1,902	$916	$1,277	$810
Warranty provision for homebuilding projects	579	82	1,333	229
Warranty payments for homebuilding projects	(59)	(31)	(188)	(72)
Ending warranty accrual for homebuilding projects	2,422	967	2,422	967

Beginning warranty accrual for fee building projects	297	257	301	264
Warranty provision for fee building projects	57	—	57	—
Warranty efforts for fee building projects	(14)	(8)	(18)	(15)
Ending warranty accrual for fee building projects	340	249	340	249
Total ending warranty accrual	$2,762	$1,216	$2,762	$1,216

8.    Notes Payable
Notes payable consisted of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Senior unsecured revolving credit facility	$159,924	$100,474
Note payable with land seller	7,000	9,500
Construction loans	2,250	3,777
	$169,174	$113,751

Notes payable to affiliate	$249	$—

On June 26, 2014, the Company entered into a senior unsecured revolving credit facility (the "Credit Facility") with a bank to borrow up to $125.0 million, limited by borrowing base provisions and financial covenants. Any outstanding principal is due upon maturity, which was June 26, 2017, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee. On May 7, 2015, the Company entered into a modification agreement to increase the total lending commitments under the Credit Facility from $125.0 million to $175.0 million. The maturity date was extended to April 30, 2018, with the potential for a one-year extension of the term of the loan, subject to specified conditions and the payment of an extension fee.
The Company may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2015, the availability under the facility was $15.1 million and the interest rate was 2.94%. In connection with the agreement, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA to interest incurred. As of September 30, 2015, the Company was in compliance with all financial covenants.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the Company entered into two construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% at September 30, 2015. The total commitment under the construction loans is $8.6 million. As of September 30, 2015, the Company had $6.4 million available to borrow under the construction loans subject to certain funding criteria. The loans mature on November 27, 2016. Interest is payable monthly with all unpaid principal and interest due at maturity.
In January 2015, the Company entered into two notes, secured by real estate, with one of its unconsolidated joint ventures for a total of $0.7 million related to the purchase of finished lots. There is no stated interest rate associated with the notes. Repayment of the notes shall be made in three equal installments. In April, the company paid the first and second installments on both notes for a total pay down of $0.5 million. The third installment will be payable on the sooner of the achievement of specified project development milestones or on January 7, 2020.

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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, contracts and accounts receivable, due from affiliates, accounts payable, accrued expenses and other liabilities, notes payable and notes payable to affiliate.
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and notes payable to affiliate is not determinable due to the related party nature of such amounts. As of September 30, 2015 and December 31, 2014, the fair value of the Company's notes payable approximated the carrying value. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy. Estimated fair values of the outstanding notes payable at September 30, 2015 and December 31, 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three and nine months ended September 30, 2015 and 2014, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or a statement that such loss is not reasonably estimable. As of September 30, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.
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
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $19.2 million and $12.2 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of September 30, 2015, the Company and its affiliated joint ventures had $3.6 million in outstanding letters of credit issued under this facility.

11.    Related Party Transactions
During the three and nine months ended September 30, 2015 and 2014, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.8 million, $8.6 million, $1.9 million and $5.6 million, respectively. As of September 30, 2015 and December 31, 2014, $0.6 million and $1.1 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets.
The Company has entered into Management Agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and nine months ended September 30, 2015 and 2014, the Company earned $3.3 million, $8.4 million, $2.2 million and $5.5 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, $0.2 million and $1.6 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance guaranties in order to secure performance under the loans and maintain certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance guaranties according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2015 and December 31, 2014, $81.5 million and $61.4 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance guaranties. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was 27.3% and 12.6%, respectively, as of September 30, 2015 and December 31, 2014. In addition, the Company has provided completion guaranties regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, then the Company would be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any liabilities funded under such completion guaranties to its partners. In connection with providing the loan guaranties, the Company recognized no guaranty fee income during the three and nine months ended September 30, 2015, no guaranty fee income during the three months ended September 30, 2014, and $18,927 in guaranty fee income during the nine months ended September 30, 2014 in the accompanying condensed consolidated statements of operations.
Berchtold Capital Partners, an entity owned by Mr. Michael Berchtold, one of the Company's non-employee directors, served as an advisor to the Company, providing general advice and guidance in connection with the Company's IPO, as well as

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of September 30, 2015, the Company had investments in certain unconsolidated joint ventures totaling $20.8 million. Certain members of the Company's board of directors are affiliated with entities that also had an investment in these joint ventures and are owners of more than 10% of the outstanding common stock of the Company.
TL Fab LP, an affiliate of Mr. Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and nine months ended September 30, 2015, the Company and its unconsolidated joint ventures incurred $0.3 million and $0.7 million, respectively, for these services. The Company and its unconsolidated joint ventures incurred $0.4 million and $0.8 million for these services for the three and nine months ended September 30, 2014, respectively. Of these costs, $0.2 million and $0.1 million was due to TL Fab LP at September 30, 2015 and December 31, 2014, respectively, and included in accounts payable in the accompanying balance sheet. These amounts were capitalized to real estate inventories by the Company and its unconsolidated joint ventures and will be included in cost of home sales at the time of home deliveries.
On June 26, 2015 ("Transition Date"), the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. Per the agreement, Mr. Davis is expected to work approximately, but not more than, 40 consulting hours per month. For his services, he will be compensated $10,000 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Davis' outstanding restricted stock units and stock option equity awards will continue to vest in accordance with their original terms. For the three and nine months ended September 30, 2015, the Company paid Mr. Davis $40,000, excluding reimbursable expenses. Of these costs, no balance was due to Mr. Davis at September 30, 2015.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2015 is presented below:

	Options Outstanding
		Weighted-Average
	Number of Shares	Exercise Price per share
Options outstanding at December 31, 2014	846,874	$11.00
Options granted	—	$—
Options forfeited	—	$—
Options outstanding at September 30, 2015	846,874	$11.00
Options exercisable at September 30, 2015	24,717	$11.00

A summary of the Company’s restricted stock units as of and for the nine months ended September 30, 2015 is presented below:

	Restricted Stock Units Outstanding
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value per Share
Balance outstanding at December 31, 2014	112,233	$11.36
Restricted stock units granted	293,324	$14.46
Restricted stock units vested	(85,386)	$11.48
Restricted stock units forfeited	(384)	$11.00
Balance outstanding at September 30, 2015	319,787	$14.17

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Expense related to:
Equity based incentive units	$—	$—	$—	$317
Stock options	301	319	911	854
Restricted stock units	941	240	1,814	636
	$1,242	$559	$2,725	$1,807
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At September 30, 2015, the amount of unearned stock-based compensation currently estimated to be expensed through 2018 related to unvested common stock options and restricted stock units is $4.4 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.4 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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
For the three months ended September 30, 2015, the Company recorded a provision for taxes of $2.2 million. For the three months ended September 30, 2014, the Company recorded a tax benefit of $0.6 million due to the loss before taxes. The effective tax rate for the three months ended September 30, 2015 and 2014 differs from the 35% statutory tax rate, primarily due to the tax benefit of production activities and return to provision adjustments, partially offset by state income taxes.
For the nine months ended September 30, 2015, the Company recorded a provision for taxes of $5.3 million. The effective tax rate for the nine months ended September 30, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities and return to provision adjustments, partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit for the cumulative net deferred tax assets resulting from our conversion to a taxable entity. For the nine months ended September 30, 2014, the Company recorded a tax benefit of $2.6 million primarily due to the differences between the financial statement basis and tax basis of certain assets upon conversion to a taxable entity at the time of our initial public offering, resulting in a net deferred tax asset. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
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

14.    Segment Information
The Company’s operations are organized into two reportable segments: homebuilding and fee building. In accordance with ASC 280, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenues:
Homebuilding	$57,878	$8,197	$133,315	$22,855
Fee building	29,099	20,408	102,158	53,817
Total	$86,977	$28,605	$235,473	$76,672

Gross margin:
Homebuilding	$7,989	$1,275	$17,951	$4,033
Fee building	2,071	1,019	6,144	1,953
Total	$10,060	$2,294	$24,095	$5,986

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Homebuilding	$352,225	$275,611
Fee building	11,985	16,347
Total	$364,210	$291,958

15.    Pro Forma Net Loss and Loss per Share
The pro forma amounts reflect the income tax provision as if the Company was a taxable corporation as of the beginning of the period, and assume the Company filed a consolidated tax return for the periods presented.
For the three and nine months ended September 30, 2014, the pro forma tax provision assumes the Company's taxable income for the year would have included pretax income earned between January 1, 2014 and January 30, 2014, prior to the conversion to a taxable corporation. In addition, a net deferred income tax asset of $1.4 million was recognized as a result of the conversion to a taxable entity during the first quarter of 2014. However, the pro forma results exclude the effect of the conversion adjustment because of its nonrecurring nature.
Basic and diluted earnings (loss) per share and pro forma basic and diluted loss per share give effect to the conversion of the Company's members' equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. See Note 2.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(Dollars in thousands, except per share amounts)
Loss before taxes	$(1,821)	$(3,349)
Pro forma income tax benefit to reflect the conversion to a C Corporation	655	1,232
Pro forma net loss	(1,166)	(2,117)
Net loss attributable to noncontrolling interests	206	240
Pro forma net loss attributable to The New Home Company Inc.	$(960)	$(1,877)
Pro forma basic loss per share attributable to The New Home Company Inc.	$(0.06)	$(0.12)
Pro forma diluted loss per share attributable to The New Home Company Inc.	$(0.06)	$(0.12)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenues:
Home sales	$57,878	$8,197	$133,315	$22,855
Fee building, including management fees from unconsolidated joint ventures of $3,255, $2,199, $8,356 and $5,524, respectively	29,099	20,408	102,158	53,817
	86,977	28,605	235,473	76,672
Expenses:
Cost of homes sales	49,889	6,922	115,364	18,822
Cost of fee building	27,028	19,389	96,014	51,864
Abandoned project costs	108	62	551	162
Selling and marketing	2,294	971	4,914	2,188
General and administrative	5,105	3,149	13,078	8,028
	84,424	30,493	229,921	81,064
Equity in net income of unconsolidated joint ventures	4,056	50	9,180	995
Guaranty fee income	—	—	—	19
Other (expense) income, net	(15)	17	(292)	29
Income (loss) before taxes	6,594	(1,821)	14,440	(3,349)
(Provision) benefit for taxes	(2,249)	556	(5,275)	2,576
Net income (loss)	4,345	(1,265)	9,165	(773)
Net loss attributable to noncontrolling interests	99	206	297	240
Net income (loss) attributable to The New Home Company Inc.	$4,444	$(1,059)	$9,462	$(533)

Overview

During the 2015 third quarter, we continued executing our growth strategy by focusing on shifting a larger portion of our business to wholly-owned communities. Notably, as compared to three months ended September 30, 2014, total revenues increased by $58.4 million to $87.0 million, equity in net income from our joint ventures increased by $4.0 million to $4.1 million and our net income increased by $5.5 million to $4.4 million. In addition, we ended the quarter with 10 selling communities compared to four in the prior year period, and a backlog of $211.6 million, compared to $91.1 million as of September 30, 2014.

Results of Operations

Net New Home Orders and Backlog

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
Net new home orders	61	27	34	126%	126	60	66	110%
Monthly absorption rate	2.3	2.3	—	—%	2.1	2.1	—	—%
Cancellation rate	8%	21%	(13)%	(62)%	6%	13%	(7)%	(54)%
Average selling communities	8.8	4.0	4.8	120%	6.4	3.2	3.2	100%
Selling communities at end of period					10	4	6	150%
Backlog (dollar value)					$211,640	$91,061	$120,579	132%
Backlog (homes)					96	42	54	129%
Average sales price of backlog					$2,205	$2,168	$37	2%

Net new home orders for the three and nine months ended September 30, 2015 increased by 126% and 110%, respectively, compared to the same periods in 2014, primarily due to similar levels of increases in average selling communities. Our monthly sales absorption rate per community for the 2015 third quarter was 2.3 per month, flat with the prior year third quarter and up 21% as compared to 1.9 per month in the 2015 second quarter. Our monthly sales absorption rates for the nine month periods ended September 30, 2015 and 2014 were flat at 2.1 per month in both periods. Our cancellation rate for the 2015 third quarter was 8% versus 21% in the prior year period. The decrease in cancellation rate was due to a mix shift to higher-priced product, which generally experiences a lower cancellation rate than lower to moderate priced product.

Backlog reflects the number of homes, net of actual cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The number of homes in backlog as of September 30, 2015 compared to September 30, 2014 increased 129% as a result of increased net new home orders due to a higher average community count. As a result of the increase in net new orders, the dollar value of backlog as of September 30, 2015 increased $120.6 million, or 132%, to $211.6 million compared to the prior year period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
New homes delivered	30	10	20	200%	71	33	38	115%
Home sales revenue	$57,878	$8,197	$49,681	606%	$133,315	$22,855	$110,460	483%
Average sales price of homes delivered	$1,929	$820	$1,109	135%	$1,878	$693	$1,185	171%
New home deliveries increased by 200% and 115%, respectively, during the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to the increase in net new home orders.
During the three and nine months ended September 30, 2015, home sales revenue increased 606% and 483%, respectively, compared to the same periods in 2014 , primarily due to an increase in the number of homes delivered and an increase in average sales prices due to a shift to higher-priced product in coastal Southern California, and to a lesser extent, from the initial deliveries from our new Lafayette luxury condominium project in the Bay Area.
Homebuilding
Homebuilding gross margin percentage for the three and nine months ended September 30, 2015 decreased to 13.8% and 13.5%, respectively, as compared to 15.6% and 17.6%, respectively, for the same periods in 2014. The year-over-year declines in homebuilding gross margin percentage was due primarily to lower margins generated from two Sacramento close-out communities in 2015 that required higher incentives. Sequentially, the Company's 2015 third quarter homebuilding gross margin percentage improved 340 basis points from the 2015 second quarter primarily due to a larger proportion of deliveries generated from its higher-priced Irvine and Lafayette communities.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage for the three and nine months ended September 30, 2015 was 14.5% and 14.1%, respectively, compared to 16.4% and 18.1% for the same periods in 2014. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
	(Dollars in thousands)
Home sales revenue	$57,878	100.0%	$8,197	100.0%	$133,315	100.0%	$22,855	100.0%
Cost of home sales	49,889	86.2%	6,922	84.4%	115,364	86.5%	18,822	82.4%
Homebuilding gross margin	7,989	13.8%	1,275	15.6%	17,951	13.5%	4,033	17.6%
Add: Interest in cost of home sales	396	0.7%	65	0.8%	876	0.6%	118	0.5%
Adjusted homebuilding gross margin(1)	$8,385	14.5%	$1,340	16.4%	$18,827	14.1%	$4,151	18.1%

(1)
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

Fee Building

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
	(Dollars in thousands)
Fee building revenues	$29,099	100.0%	$20,408	100.0%	$102,158	100.0%	$53,817	100.0%
Cost of fee building	27,028	92.9%	19,389	95.0%	96,014	94.0%	51,864	96.4%
Fee building gross margin	$2,071	7.1%	$1,019	5.0%	$6,144	6.0%	$1,953	3.6%
Fee building revenues include (i) billings to independent third-party land owners for general contracting services and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered.
For the three months ended September 30, 2015, fee building revenues increased 43% year-over-year to $29.1 million from $20.4 million due to an increase in construction activity in fee building communities and higher joint venture management fees. Included in fee building revenues were (i) $25.8 million and $18.2 million of billings to land owners for the three months ended September 30, 2015 and 2014, respectively, and (ii) $3.3 million and $2.2 million of management fees from our unconsolidated joint ventures for the three months ended September 30, 2015 and 2014, respectively.
For the nine months ended September 30, 2015, fee building revenues increased 90% year-over-year to $102.2 million from $53.8 million due to an increase in construction activity in fee building communities and higher joint venture management fees. Included in fee building revenues were (i) $93.8 million and $48.3 million of billings to land owners for the nine months ended September 30, 2015 and 2014, respectively, and (ii) $8.4 million and $5.5 million of management fees from our unconsolidated joint ventures for the nine months ended September 30, 2015 and 2014, respectively.
Our fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2015, one customer comprised 88% and 92% of fee building revenue, respectively. For the three and nine months ended September 30, 2014, one customer represented 89% and 85% of fee building revenue, respectively.

For the three months ended September 30, 2015, cost of fee building increased to $27.0 million compared to $19.4 million for the same period during 2014. The amount of G&A expenses included in cost of fee building were $2.4 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively. Fee building gross margin percentage increased to 7.1% from 5.0% for the three months ended September 30, 2015 and 2014, respectively, primarily due to the increase in management fees from our unconsolidated joint ventures.
For the nine months ended September 30, 2015, cost of fee building increased to $96.0 million compared to $51.9 million for the same period during 2014. The amount of G&A expenses included in cost of fee building were $6.7 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively. Fee building gross margin percentage increased to 6.0% from 3.6% for the nine months ended September 30, 2015 and 2014, respectively, primarily due to the increase in management fees from our unconsolidated joint ventures.
Abandoned Project Costs
Pre-acquisition costs, which consist primarily of due diligence costs and deposits for specific projects, are expensed to abandoned project costs when we determine continuation of the prospective project is not probable. For the three months ended September 30, 2015 and 2014, abandoned project costs were $0.1 million. For the nine months ended September 30, 2015, abandoned project costs increased to $0.6 million from $0.2 million for the nine months ended September 30, 2014. The increase in abandoned project costs consisted primarily of $0.3 million of forfeited deposits during the second quarter of 2015 related to a lot option contract for a community in Sacramento.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue		Nine Months Ended September 30,		As a Percentage of Home Sales Revenue

	2015	2014	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Selling and marketing expenses	$2,294	$971	4.0%	11.8%	$4,914	$2,188	3.7%	9.6%
General and administrative expenses (“G&A”)	5,105	3,149	8.8%	38.4%	13,078	8,028	9.8%	35.1%
Total selling, marketing and G&A (“SG&A”)	$7,399	$4,120	12.8%	50.2%	$17,992	$10,216	13.5%	44.7%
Selling, general and administrative (“SG&A”) expenses for the 2015 third quarter were $7.4 million, compared to $4.1 million in the prior year period. The increase in SG&A expenses resulted from higher selling and marketing expenses due to a 606% increase in home sales revenue and increased G&A related to higher personnel and professional fees to support our growth. As a percentage of home sales revenue, SG&A for the 2015 third quarter was 12.8% versus 50.2% in the prior year period and 13.5% for the nine months ended September 30, 2015 as compared to 44.7% for the year earlier period. The year-over-year improvements in the SG&A percentages for both periods was driven by stronger operating leverage from higher home sales revenue.
Equity in Net Income of Unconsolidated Joint Ventures
As of September 30, 2015 and 2014, we had ownership interests in 13 and 12, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 50% plus, in each case, a share of the distributions from the unconsolidated joint ventures in excess of our capital interest. These economic interests vary among our joint ventures.
For the three months ended September 30, 2015, the unconsolidated joint ventures produced $20.9 million in net income compared to $2.4 million for the same period in 2014. Our equity in net income from unconsolidated joint ventures was $4.1 million for the three months ended September 30, 2015, compared to equity in net income of $0.1 million for the same period in 2014. The increase in our equity in net income from unconsolidated joint ventures for the three months ended September 30, 2015 was primarily due to an increase in total revenues and gross margin percentage, primarily from our highly successful luxury condominium community in Newport Beach.
For the nine months ended September 30, 2015, the unconsolidated joint ventures produced $39.3 million in net income compared to $7.6 million for the same period in 2014. Our equity in net income from unconsolidated joint ventures was $9.2 million for the nine months ended September 30, 2015, compared to equity in net income of $1.0 million for the same period in 2014. During the second quarter of 2015, we formed a new unconsolidated joint venture and received capital credit and a cash distribution in excess of the book value of our land basis. As a result, we recognized $1.6 million in equity in net income of unconsolidated joint ventures related to this transaction. This transaction, combined with the increase in total revenues and net income by our unconsolidated joint ventures, were the primary drivers of the increase in our equity in net income from unconsolidated joint ventures for the nine months ended September 30, 2015.
The following table sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	57	79	(22)	(28)%	268	231	37	16%
Monthly absorption rate	1.8	3.3	(1.5)	(45)%	3.1	3.3	(0.2)	(6)%
Cancellation rate	15%	10%	5%	50%	8%	8%	—%	—%
Average selling communities	10.5	8.3	2.2	27%	9.5	7.7	1.8	23%
New homes delivered	71	72	(1)	(1)%	170	146	24	16%
Home sales revenue	$106,485	$35,720	$70,765	198%	$200,325	$88,166	$112,159	127%
Average sales price of homes delivered	$1,500	$496	$1,004	202%	$1,178	$604	$574	95%
Selling communities at end of period					11	10	1	10%
Backlog (dollar value)					$205,604	$189,069	$16,535	9%
Backlog (homes)					173	147	26	18%
Average sales price of backlog					$1,188	$1,286	$(98)	(8)%

Net new home orders from unconsolidated joint ventures for the three months ended September 30, 2015 decreased 28% compared to the same period in 2014. The decline in orders was primarily due to a lower monthly sales absorption rate, which was impacted in part by fewer available lots to sell within the actively selling unconsolidated joint venture communities. Net new home orders from unconsolidated joint ventures for the nine months ended September 30, 2015 increased 16% compared to the same period in 2014, primarily due to an increase in the number of average selling communities. The monthly sales absorption rate from unconsolidated joint venture communities for the nine months ended September 30, 2015 was 3.1 compared to 3.3 for the same period in 2014.
The number of homes in backlog from unconsolidated joint ventures as of September 30, 2015 increased 18% to 173 homes compared to September 30, 2014, primarily due to a 16% increase in net new home orders for the nine months ended September 30, 2015. The dollar value of backlog as of September 30, 2015 compared to September 30, 2014 increased 9% due to the increase in the number of homes in backlog partially offset by a slight reduction in average sales price of backlog. The average sales price of backlog decreased primarily due to a change in product mix.

Home sales revenue from unconsolidated joint ventures increased 198% during the three months ended September 30, 2015 compared to the same period in 2014, primarily due to the increase in the average sales price of homes delivered.

Home sales revenue from unconsolidated joint ventures increased 127% during the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to a 16% increase in homes delievered and a 95% increase in its average selling price. The increase in new home deliveries from unconsolidated joint ventures for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to a higher beginning backlog to start 2015 compared to 2014, coupled with higher net new home order activity during 2015, which was driven by higher average community count during the period.
For the 2015 third quarter, unconsolidated joint venture homebuilding gross margin percentage was up 690 basis points to 24.8%. The improvement in our unconsolidated joint venture gross margins was largely due to a higher number of deliveries from our highly successful luxury condominium community in Newport Beach.
Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage for the three and nine months ended September 30, 2015 was 25.8% and 23.7%, respectively, compared to 19.1% and 22.3%

for the same periods in 2014. See the table below reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding Gross Margin
Unconsolidated joint ventures home sales revenue	$106,485	100.0%	35,720	100.0%	$200,325	100.0%	$88,166	100.0%
Cost of unconsolidated joint ventures home sales	80,077	75.2%	29,326	82.1%	155,528	77.6%	69,490	78.8%
Unconsolidated joint ventures homebuilding gross margin	26,408	24.8%	6,394	17.9%	44,797	22.4%	18,676	21.2%
Add: Interest in cost of unconsolidated joint venture home sales	1,091	1.0%	443	1.2%	2,654	1.3%	1,008	1.1%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$27,499	25.8%	$6,837	19.1%	$47,451	23.7%	$19,684	22.3%

(1)
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

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land
Operational Data
Land sales revenue	$8,885	$—	$8,885	—	$54,455	$—	$54,455	—
Backlog (dollar value)(1)					$51,662	$—	$51,662	—

(1)	Amounts include $18.1 million of backlog dollar value related to purchase contracts between an unconsolidated joint venture and the Company.

Land sales for the three and nine months ended September 30, 2015 represented residential lot sales to merchant homebuilders from our unconsolidated joint ventures in Davis and Foster City, California. No land sales occurred during the three and nine months ended September 30, 2014.
Excluding interest in cost of land sales, adjusted unconsolidated joint ventures land gross margin percentage for the three and nine months ended September 30, 2015 was 14.9% and 24.0%, respectively, compared to none for the same period in 2014. See the table below reconciling this non-GAAP financial measure to unconsolidated joint venture land gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine months ended September 30,
	2015	%	2014	%	2015	%	2014	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land Gross Margin
Unconsolidated joint ventures land sales revenue	$8,885	100.0%	$—	—	$54,455	100.0%	$—	—
Cost of unconsolidated joint ventures land sales	7,568	85.2%	—	—	41,400	76.0%	—	—
Unconsolidated joint ventures land gross margin	1,317	14.8%	—	—	13,055	24.0%	—	—
Add: Interest in cost of unconsolidated joint venture land sales	3	0.1%	—	—	25	—%	—	—
Adjusted unconsolidated joint ventures land gross margin (1)	$1,320	14.9%	$—	—	$13,080	24.0%	$—	—

(1)
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

The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	September 30,		Increase/(Decrease)
	2015	2014	Amount	%
Unconsolidated Joint Ventures - Lots Owned and Controlled
Homebuilding
Lots owned	776	1,884	(1,108)	(59)%
Lots controlled (1)	68	—	68	NA
Homebuilding Total	844	1,884	(1,040)	(55)%
Land Development
Lots owned	2,420	547	1,873	342%
Lots controlled (1)	235	1,869	(1,634)	(87)%
Land Development Total	2,655	2,416	239	10%
Total	3,499	4,300	(801)	(19)%

(1)	Consists of lots that are under purchase and sale agreements.

(Provision) Benefit for Taxes

For the three months ended September 30, 2015, we recorded a provision for taxes of $2.2 million. For the three months ended September 30, 2014, we recorded a tax benefit of $0.6 million due to the loss before taxes. The effective tax rate for the three months ended September 30, 2015 and 2014 differs from the 35% statutory tax rate, primarily due to the tax benefit of production activities and return to provision adjustments, partially offset by state income taxes.

For the nine months ended September 30, 2015, we recorded a provision for taxes of $5.3 million. The effective tax rate for the nine months ended September 30, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities and return to provision adjustments, partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2014 differs from the 35% statutory tax rate due to the recognition of a tax benefit for the cumulative net deferred tax assets resulting from our conversion to a taxable entity. For the nine months ended September 30, 2014, we recorded a tax benefit of $2.6 million primarily due to the differences between the financial statement basis and tax basis of certain assets upon conversion to a taxable entity at the time of our initial public offering, resulting in a net deferred tax asset. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
Lots Owned and Controlled

	September 30,		Increase/(Decrease)
	2015	2014	Amount	%
Lots Owned
Southern California	135	107	28	26%
Northern California	292	244	48	20%
Total	427	351	76	22%
Lots Controlled (1)
Southern California	569	622	(53)	(9)%
Northern California	80	90	(10)	(11)%
Fee Building Projects (2)	1,498	1,161	337	29%
Total	2,147	1,873	274	15%
Total Lots Owned and Controlled	2,574	2,224	350	16%

(1)
Includes lots that we control under purchase and sale agreements or under executed non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2015 were land purchases, land development, home construction, operating expenses and the payment of routine liabilities. Our principal sources of capital for the nine months ended September 30, 2015 were advances from our unsecured credit facility, distributions from our unconsolidated joint ventures and cash generated from home sales activities. As of September 30, 2015, our unrestricted cash balance was $35.4 million and we had $21.4 million in available loan commitments.
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
We exercise strict controls and believe we have a prudent strategy for companywide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the third quarter of 2015 with $35.4 million of cash and cash equivalents, an $8.7 million decrease from December 31, 2014, primarily as a result of the growth in our community count and increased investment in real estate inventories of $104.8 million, which was partially offset by net income of $9.5 million, net borrowings of $57.9 million, and net distributions of equity from our unconsolidated joint ventures of $17.7 million. We intend to generate cash from the sale of our inventory, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of September 30, 2015 and December 31, 2014, we had $9.9 million and $11.9 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $10.6 million and $13.2 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of September 30, 2015, we had $190.9 million of aggregate loan commitments, of which $169.4 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and capital markets, we currently expect to remain conservatively capitalized. In addition, our revolving credit facility contains certain financial covenants that limit the amount of leverage we can maintain. However, our certificate of incorporation does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.
Land Acquisition Notes
During 2012, we entered into a term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. The total available commitment under the note is $7.0 million all of which had been funded as of September 30, 2015. The note matures on the earlier of 10 days following entitlement approval or February 15, 2016, and requires certain mandatory pay downs totaling $1.0 million based on the occurrence of certain project-related events. Interest is payable monthly and the remaining principal is due at maturity.
In January 2015, we entered into two notes, secured by real estate, with one of its unconsolidated joint ventures for a total of $0.7 million related to the purchase of finished lots. There is no stated interest rate associated with the notes. Repayment of the notes shall be made in three equal installments. In April, we paid the first and second installments on both notes for a total pay down of $0.5 million. The third installment will be payable on the sooner of specified project development milestones or on January 7, 2020.
Secured Revolving Construction Notes
In May 2014, we entered into two secured revolving construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.25% as of September 30, 2015. The total commitment under the construction loans is $8.6 million, with funding and repayment requirements based on the project development and sales cycle. As of September 30, 2015, we had $6.4 million available to borrow under the revolving construction loans subject to certain funding criteria. The loans mature on November 27, 2016. Interest is payable monthly, with all unpaid principal and interest due at maturity.
Senior Unsecured Revolving Credit Facility
As of September 30, 2015, we were party to a senior unsecured revolving credit facility ("Credit Facility") which has a maximum commitment of $175.0 million and matures on April 30, 2018. We may borrow under the Credit Facility in the ordinary course of business for general corporate purposes. Interest on the Credit Facility is paid monthly at a rate of the one-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on our leverage ratio (as defined in the Credit Facility) as calculated at the end of each fiscal quarter. As of September 30, 2015, the outstanding principal balance was $159.9 million, the interest rate was 2.94% per annum, and we had $15.1 million of availability under the Credit Facility.
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below, and as described and defined further in the Credit Facility:

Financial Covenant	Actual at September 30, 2015	Covenant Requirement at September 30, 2015
	(Dollars in thousands)
Unencumbered Liquid Assets	$35,373	$7,000
EBITDA to Interest Incurred	11.6 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$159,235	$127,447
Leverage Ratio	47%	< 65%
Adjusted Leverage Ratio	29%	< 50%
As of September 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Notes payable, including notes payable to affiliate	$169,423	$113,751
Equity, exclusive of non-controlling interest	160,023	148,084
Total capital	$329,446	$261,835
Ratio of debt-to-capital (1)	51.4%	43.4%

Notes payable, including notes payable to affiliate	$169,423	$113,751
Less: cash, cash equivalents and restricted cash	35,510	44,340
Net debt	133,913	69,411
Equity, exclusive of non-controlling interest	160,023	148,084
Total capital	$293,936	$217,495
Ratio of net debt-to-capital (2)	45.6%	31.9%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of noncontrolling interest.

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

Cash Flows — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $83.0 million in the nine months ended September 30, 2015 versus $62.4 million in the nine months ended September 30, 2014. The change was primarily a result of an increase in cash outflows for real estate inventories of $104.8 million in the 2015 period compared to $65.1 million in the nine months ended September 30, 2014. The increase in investment related to a higher community count and more homes under construction was partially offset by an increase in net income.

•
Net cash provided by investing activities was $17.4 million in the nine months ended September 30, 2015 compared to net cash used in investing activities of $22.4 million in the nine months ended September 30, 2014. During the nine months ended September 30, 2015, our net distributions from unconsolidated joint ventures increased to $17.7 million compared to net contributions of $21.6 million during the nine months ended September 30, 2014 and was the primary reason net cash provided by investing activities increased.

•
Net cash provided by financing activities was $56.9 million in the nine months ended September 30, 2015 versus $135.2 million in the nine months ended September 30, 2014. The change was primarily a result of the receipt of proceeds of our IPO of $75.8 million, net of the underwriting discount and offering expenses in the 2014 period.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of September 30, 2015, we had $6.1 million of non-refundable cash deposits and $0.4 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $393.2 million (net of deposits).

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

We have provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance guaranties in order to secure performance under the loans and maintain certain LTV ratios. We have also entered into agreements with our partners in each of the unconsolidated joint ventures whereby we and our partners are apportioned liability under the LTV maintenance guaranties according to their respective capital interest. In addition, the agreements provide us, to the extent our partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the guaranties comprise acquisition and development loans, construction revolvers and model loans, and the guaranties remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2015 and December 31, 2014, $81.5 million and $61.4 million, respectively, was outstanding under the loans and credit enhanced by us through LTV maintenance guaranties. Under the terms of the joint venture agreements, our proportionate share of LTV maintenance agreement liabilities was 27.3% and 12.6%, respectively, as of September 30, 2015 and December 31, 2014. In addition, we have provided completion guaranties regarding specific performance for certain projects whereby we are required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, then we would be subject to financial liability under such completion guaranties. Typically, under such terms of our joint venture agreements, we have the right to apportion the respective share of any liabilities funded under such completion guaranties to our partners.

Off-Balance Sheet Arrangements

As of September 30, 2015, we held membership interests in 13 unconsolidated joint ventures, nine of which related to homebuilding activities and four of which related to land development as noted below. We were a party to six loan-to-value maintenance agreements related to unconsolidated joint ventures as of September 30, 2015. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of September 30, 2015:

			September 30, 2015
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Estimated Future Capital Commitment(2)
Joint Venture (Project Name)			Assets	Debt(1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC (Lambert Ranch)	2010	Irvine, CA	$2,428	$—	$203	—%	N/A	$—
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	4,385	—	1,948	—%	N/A	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	83,701	28,879	49,787	37%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro) (3)	2012	Valencia, CA	14,909	8,090	4,192	66%	Yes	—
TNHC Newport LLC (Meridian) (3)	2013	Newport Beach, CA	71,906	12,193	50,494	19%	Yes	—
Encore McKinley Village LLC (McKinley Village) (4)	2013	Sacramento, CA	42,880	774	39,951	2%	No	927
TNHC San Juan LLC (Oliva)	2013	San Juan Capistrano, CA	41,344	13,090	25,761	34%	Yes	1,000
TNHC Russell Ranch LLC (Russell Ranch) (3)(4)(5)	2013	Folsom, CA	42,331	20,000	22,000	48%	No	12,243
TNHC-HW Foster City LLC (Foster Square) (5)	2013	Foster City, CA	16,248	—	718	—%	N/A	—
Calabasas Village LP (Avanti) (3)	2013	Calabasas, CA	45,361	13,750	28,316	33%	Yes	30
TNHC-HW Cannery LLC (Cannery Park) (5)	2013	Davis, CA	46,560	—	34,852	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch) (3)(5)	2014	Corona, CA	87,953	—	87,602	—%	N/A	2,500
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	$30,828	$6,878	$21,303	24%	Yes	$—

Total Unconsolidated Joint Ventures			$530,834	$103,654	$367,127	22%		$16,700

(1)
Scheduled maturities of the unconsolidated joint venture debt as of September 30, 2015 are as follows: $0 matures in 2015, $29.0 million matures in 2016, $73.9 million matures in 2017, $0 matures in 2018 and $0.8 million matures in 2019.

(2)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of September 30, 2015. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint ventures.
As of September 30, 2015, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and nine months ended September 30, 2015.

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

Description of Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 48 months to complete from the initiation of homebuilding activity. Our land projects usually take approximately 24 to 48 months to complete from the acquisition of land. The following table presents project information relating to each of our markets as of September 30, 2015.

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of September 30, 2015	Lots as of September 30, 2015 (3)	Backlog at September 30, 2015 (4)	Homes or Lots delivered for the nine months ended September 30, 2015	Sales Range (in 000's)(5)
Wholly-owned Projects
Southern California
Canyon Oaks, Calabasas (7)	2017	69	—	69	—	—	$1,000 - $1,400
Amelia, Irvine	2014	70	26	16	16	20	$1,800 - $2,450
Trevi, Irvine	2014	82	27	12	12	22	$2,400 - $3,960
Fiano, Newport Beach	2015	39	—	11	23	—	$3,300 - $5,140
Twenty Oaks, Thousand Oaks	2015	20	—	20	8	—	$1,200 - $1,590
Sherman Oaks 7, Sherman Oaks	2016	7	—	7	—	—	$1,250 - $1,450
Southern California Total		287	53	135	59	42

Northern California
Mission Blvd, Fremont	2016	33	—	33	—	—	$800 - $900
Woodbury Garden, Lafayette	2015	36	7	29	13	7	$1,100 - $2,000
Woodbury Terrace, Lafayette	2015	20	—	20	2	—	$850 - $1,160
Chaparral at Blackstone, El Dorado Hills	2015	72	—	72	—	—	$450 - $470
The Grove, Granite Bay	2014	14	9	5	4	7	$990 - $1,700
The Meadows, Folsom	2013	40	40	—	—	15	$420 - $580
Candela, Sacramento	2015	10	—	10	—	—	$350 - $400
Cannery Heirloom, Davis	2015	72	—	30	15	—	$400 - $650
Cannery Sage, Davis	2015	73	—	35	3	—	$760 - $1,070
Bayto, Santa Clara (7)	2016	33		33	—	—	$850 - $1,000
Shannon Townhomes, Fremont	2016	25	—	25	—	—	$850 - $1,000
Northern California Total		428	56	292	37	29
Wholly-owned Projects Total		715	109	427	96	71

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of September 30, 2015	Lots as of September 30, 2015 (3)	Backlog at September 30, 2015 (4)	Homes or Lots delivered for the nine months ended September 30, 2015	Sales Range (in 000's)(5)
Unconsolidated Homebuilding Joint Venture Projects(6)
Southern California
Aqua, Villa Metro, Valencia	2013	95	89	6	3	17	$300 - $410
Terra, Villa Metro, Valencia	2013	99	74	25	8	19	$340 - $480
Sol, Villa Metro, Valencia	2013	99	76	23	8	16	$370 - $480
Cielo, Villa Metro, Valencia	2014	22	21	1	—	13	$400 - $520
Avanti, Calabasas (7)	2015	72	—	72	11	—	$1,100 - $1,650
Meridian, Newport Beach	2014	79	48	31	24	27	$1,600 - $4,270
Oliva, San Juan Capistrano	2015	40	1	39	7	1	$1,500 - $2,700
Southern California Total		506	309	197	61	93

Northern California
Garden House, Rose Lane, Larkspur	2014	29	29	—	—	12	$1,650 - $3,490
Terraces, Rose Lane, Larkspur(7)	2014	42	42	—	—	15	$640 - $1,200
Row Towns, Orchard Park, San Jose	2014	107	30	77	36	21	$660 - $1,000
Court Towns, Orchard Park, San Jose	2014	60	25	35	30	16	$680 - $1,100
Condo Flats, Orchard Park, San Jose	2014	72	17	55	43	13	$690 - $1,000
McKinley Village, Sacramento	2016	336	—	336	—	—	$450 - $800
Tidelands, San Mateo (7)	2016	76	—	76	3	—	$750 - $1,240
Northern California Total		722	143	579	112	77
Unconsolidated Homebuilding Joint Venture Projects Total		1,228	452	776	173	170

Unconsolidated Land Joint Venture Projects(6)
Southern California
Bedford Ranch, Corona (8)	2016	1,435	—	1,200	—	—	—
Southern California Total		1,435	—	1,200	—	—

Northern California
Russell Ranch, Folsom (8)	2016	870	—	870	—	—	—
Foster Square, Foster City (8)	2014	421	421	—	—	155	—
Cannery Park, Davis (8)(9)	2015	547	197	350	140	197	—
Northern California Total		1,838	618	1,220	140	352
Unconsolidated Land Joint Venture Projects Total		3,273	618	2,420	140	352

Project, City	Year of First Delivery(1)	Total Number of Homes or Lots to Be Built at Completion(2)	Cumulative Homes or Lots Delivered as of September 30, 2015	Lots as of September 30, 2015 (3)	Backlog at September 30, 2015 (4)	Homes or Lots delivered for the nine months ended September 30, 2015	Sales Range (in 000's)(5)
Fee Building Projects
Mendocino, Irvine	2013	133	133	—	n/a	7	n/a
Mendocino Ext., Irvine	2014	114	114	—	n/a	37	n/a
Strada, Irvine	2014	224	79	145	n/a	70	n/a
Laurel, Irvine	2014	120	69	51	n/a	52	n/a
Jasmine, Irvine	2014	102	102	—	n/a	70	n/a
Jasmine Ext., Irvine	2015	126	34	92	n/a	34	n/a
Corte Bella, Irvine	2014	118	105	13	n/a	102	n/a
Entrata, Irvine	2014	123	42	81	n/a	28	n/a
Terrazza, Irvine	2014	149	43	106	n/a	33	n/a
Vista Scena, Irvine	2014	195	39	156	n/a	28	n/a
Avalon, Irvine	2016	156	—	156	n/a	—	n/a
Belvedere, Irvine	2016	134	—	134	n/a	—	n/a
Helena, Irvine	2016	142	—	142	n/a	—	n/a
Marin, Irvine	2016	157	—	157	n/a	—	n/a
Petaluma, Irvine	2016	106	—	106	n/a	—	n/a
Piedmont, Irvine	2016	159	—	159	n/a	—	n/a
Fee Building Projects Total		2,258	760	1,498		461

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes or lots to be built at completion is subject to change, and there can be no assurance that we will build these homes or develop these lots.

(3)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of September 30, 2015, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of September 30, 2015. Of the foregoing lots, there were 11 completed and unsold homes other than those being used as model homes.

(4)
Backlog consists of homes or lots under sales contracts that have not closed as of September 30, 2015. There can be no assurance that delivery of sold homes or lots will occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities related to those projects.

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
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference. There have been no material changes during the nine months ended September 30, 2015, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Our management determined that as of September 30, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the nine months ended September 30, 2015.

Item 3.    Defaults Upon Senior Securities

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

101
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The New Home Company Inc.

By:	/s/ H. Lawrence Webb
H. Lawrence Webb
Chief Executive Officer

By:	/s/ John M. Stephens
John M. Stephens
Chief Financial Officer and Secretary
Date: November 5, 2015