Form 10-K
period 2015-12-31
New Home Co Inc.
filed 2016-02-26
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

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

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐	Accelerated filer	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price of $17.23 as reported by the New York Stock Exchange was $157,576,707.
There were 20,549,798 shares of the registrant's common stock were issued and outstanding as of February 24, 2016.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2016, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “goal,” “plan” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	a downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results, financial condition and liquidity;

•	our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	restrictive covenants relating to our operations in our current or future financing arrangements; and

•	availability of qualified personnel and our ability to retain our key personnel.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this annual report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
The forward-looking statements in this annual report on Form 10-K speak only as of the date of this annual report on Form 10-K, and we undertake no obligation to revise or publicly release any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
Our Company
We are a new generation homebuilder focused on the design, construction and sale of innovative and consumer-driven homes in major metropolitan areas within select growth markets in California and Arizona, including coastal Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. We also seek to create unique communities via our significant land development expertise.
We were founded in August 2009, towards the end of an unprecedented downturn in the U.S. homebuilding industry by Larry Webb, Wayne Stelmar, Joseph Davis and Tom Redwitz, who have worked together for over 25 years. In January 2014, we completed our initial public offering of shares of our common stock. We believe our management team has extensive and complementary construction, design, marketing, development and entitlement expertise, as well as strong relationships with key land sellers within each of our local markets, which provide a competitive advantage in being able to acquire land, create masterplans, obtain entitlements and build quality homes.
In June 2015, Mr. Davis retired from his role as Chief Investment Officer, but was retained by the Company as a consultant on a part-time basis. Concurrent therewith, Mr. Stelmar assumed the role of Chief Investment Officer and John M. Stephens was hired as our Chief Financial Officer.
We employ a local market, consumer-driven approach to designing differentiated homes to meet the unique lifestyle needs of homebuyers across a variety of demographics. We believe our approach to market research and construction expertise across an extensive product offering allows us the flexibility to pursue a wide array of land acquisition opportunities and appeals to a broad range of potential homebuyers, including entry-level, move-up, move-down and luxury customers. The homes that we and our unconsolidated joint ventures are building range in price from approximately $300,000 to over $5 million, with home sizes ranging from approximately 800 to 5,400 square feet. We believe that customer-focused community creation and product development, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each homebuyer.

Additionally, we strive to enhance the home-buying experience and buyers’ personal investment in their homes by actively engaging them in the selection of design options and upgrades. We believe that our on-site design studios, which allow buyers to personalize our home offerings are a key source of competitive differentiation, and contribute to greater profitability through the sale of higher margin options. In addition to our on-site design studios, we also believe our emphasis on customer care provides us a competitive advantage. In 2013, 2014 and 2015 we were awarded the Eliant Homebuyers’ Choice Award for Best Overall Customer Care Experience and have also been awarded Best Design Selection Experience and Best Construction Experience among mid-size builders. Our commitment to customer satisfaction is a key element of company culture, which fosters an environment where team members can innovate. We believe our reputation for high quality, differentiated architecture and design, as well as high customer satisfaction and company culture, enhances our overall financial performance and generates increased customer loyalty.
Our Competitive Strengths and Strategy
We look to drive the success of the business through the following:
Focus on Attractive Growth Markets in California and Arizona
We are currently focused on identifying unique sites and creating communities that allow us to design, construct and sell consumer-driven single-family detached and attached homes in major metropolitan areas in coastal Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. Given our existing land positions, strong local relationships and reputation for quality building, we believe our business is well-positioned to capitalize on the housing market expansion underway in these markets. Certain defining characteristics of our markets include barriers to entry, job growth and increasing populations, which can create growing demand for new housing. Moreover, our management team has deep local market knowledge of the California homebuilding and the land planning and development businesses. We believe this experience and our strong relationships with local market participants enable us to source site acquisitions and achieve land entitlements to fuel our growth.
Disciplined Acquisition of Attractive Land Positions

We believe that we own and control high-value land positions strategically located within our core markets. We believe that our professional reputation and long-standing relationships with key land sellers, including master plan community developers, brokers and other builders, as well as our institutional investors and joint venture partners, enable us to acquire well-positioned land parcels in our existing markets as well as new target markets.

In addition, we intend to leverage the strength of our land planning and land development expertise in each local market to add value to our land, capture incremental profit opportunities and provide a steady supply of lots to support the planned growth of our homebuilding business. We seek to acquire land where we believe our development and entitlement skills can help earn a risk-adjusted return that is accretive to our overall return profile and superior to other existing market opportunities. We also have a meaningful fee building business that complements our wholly owned and joint venture business in what we believe to be among the most attractive masterplan communities in coastal Southern California.

We further seek to reduce our exposure to land risk through the use of land options, joint ventures and other flexible land acquisition arrangements. Our joint venture and lot option strategy has been instrumental in allowing us to leverage our entity-level capital and returns on equity, participate in and develop larger masterplan communities, and establish a homebuilding platform focused on high-growth, land-constrained markets.
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
A key element of our strategy is to allow all buyers to personalize their homes regardless of the price point. Unlike many homebuilders with centralized locations where buyers must travel to select options and upgrades, each of our communities has an on-site design center with dedicated designers who are knowledgeable about the attributes of the homes offered in the community. The specific options and upgrades, both structural and finishes, available for the community are selected by our buyers as they navigate the buying process. In many cases, these options and upgrades can form a substantial part of the total purchase price of a home and are typically priced with profit margins in excess of the profit margins on the base home purchase before the options and upgrades. We believe that the active participation of buyers in selecting options and upgrades results in buyers becoming more personally invested in their homes, which leads to fewer cancellations. We also believe our diversified product strategy enables us to better serve a wide range of buyers, adapt quickly to changing market conditions and improve performance while strategically reducing portfolio risk.
Increase Active Community Count in Our Markets
Our belief that homebuilding is a local market business supports our strategy to pursue significant opportunities to expand our business in our existing markets. We continually review the allocation of capital among our markets, based on both aggregate demographic information and our own operating results. We use the results of these reviews to focus our investments on those markets where we believe we can increase our profitability and return on capital. Additionally, we engage in limited speculative building and proceed with community development in phases where we believe it is economically feasible to do so with the goal of optimizing community design and increasing profits. We may explore expansion opportunities, including in other markets, through organic growth or acquisitions, but our primary growth strategy is currently focused on increasing our market position in our existing markets.

We recently purchased 68 lots through an unconsolidated joint venture in an infill location of Paradise Valley in the metropolitan Phoenix area, and have hired an experienced local division president to establish our presence in the Phoenix market.

Focus on Cost Structure
Cost control throughout our business permeates our corporate culture. Our management team maintains its focus on controlling costs and implementing measures designed to ensure that our organization is efficient. We competitively bid each community while maintaining strong relationships with our trade partners. We manage production schedules closely and, while respecting our valued relationships, require accountability from our vendors and trade partners.
Description of Completed Projects and Communities under Development
Our homebuilding projects usually take approximately 24 to 48 months to complete from the initiation of homebuilding activity. Our lot development projects usually take approximately 24 to 48 months to complete from the acquisition of land. The following table presents project information relating to each of our markets as of December 31, 2015 and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of December 31, 2015	Lots as of December 31, 2015 (2)	Backlog at December 31, 2015 (3)	Homes or Lots Delivered for the Year Ended December 31, 2015	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Wholly-owned Projects
Southern California
Canyon Oaks, Calabasas (6)	69	—	69	—	—	Not Available
Amelia, Irvine	70	39	8	6	33	$1,850 - $2,650
Trevi, Irvine	82	35	8	6	30	$2,340 - $3,960
Fiano, Newport Beach	39	11	8	25	11	$3,270 - $5,770
Twenty Oaks, Thousand Oaks	20	—	20	8	—	$1,140 - $1,400
Cressa, Portola Springs	95	—	3	—	—	Not Available
Sherman Oaks 7, Sherman Oaks	7	—	7	—	—	Not Available
Southern California Total	382	85	123	45	74

Northern California
Mission Blvd, Fremont	33	—	33	—	—	Not Available
Woodbury Garden, Lafayette	36	26	10	—	26	$1,170 - $2,020
Woodbury Terrace, Lafayette	20	—	20	3	—	$1,100 - $1,190
Chaparral at Blackstone, El Dorado Hills	72	—	72	6	—	$430 - $520
The Grove, Granite Bay	14	10	4	4	8	$930 - $1,800
The Meadows, Folsom	40	40	—	—	15	$410 - $560
Candela, Sacramento	10	5	5	1	5	$280 - $320
Cannery Heirloom, Davis	72	15	57	6	15	$450 - $650
Cannery Sage, Davis	73	5	30	2	5	$990 - $1,290
Bayto, Santa Clara (6)	33	—	33	—	—	Not Available
Shannon Townhomes, Fremont	25	—	25	—	—	Not Available
Northern California Total	428	101	289	22	74
Wholly-owned Projects Total	810	186	412	67	148

Unconsolidated Homebuilding Joint Venture Projects(5)
Southern California
Aqua, Villa Metro, Valencia	95	92	3	1	20	$310 - $420
Terra, Villa Metro, Valencia	99	83	16	3	28	$360 - $480
Sol, Villa Metro, Valencia	99	86	13	2	26	$380 - $480
Cielo, Villa Metro, Valencia	22	21	1	—	13	$360 - $520
Avanti, Calabasas (6)	72	—	72	14	—	$1,270 - $1,650
Meridian, Newport Beach	79	77	2	1	56	$1,710 - $4,350
Oliva, San Juan Capistrano (7)	40	2	38	10	2	$1,780 - $2,540
Southern California Total	506	361	145	31	145

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of December 31, 2015	Lots as of December 31, 2015 (2)	Backlog at December 31, 2015 (3)	Homes or Lots Delivered for the Year Ended December 31, 2015	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Northern California
Garden House, Rose Lane, Larkspur	29	29	—	—	12	$1,650 - $3,490
Terraces, Rose Lane, Larkspur(6)	42	42	—	—	15	$640 - $1,200
Row Towns, Orchard Park, San Jose	107	48	59	21	39	$690 - $1,010
Court Towns, Orchard Park, San Jose	60	38	22	20	29	$690 - $1,010
Condo Flats, Orchard Park, San Jose	72	29	43	33	25	$730 - $1,070
McKinley Village, Sacramento	336	—	336	—	—	Not Available
Tidelands, San Mateo (6)	76	—	76	4	—	$750 - $1,360
Northern California Total	722	186	536	78	120
Unconsolidated Homebuilding Joint Venture Projects Total	1,228	547	681	109	265

Unconsolidated Land Joint Venture Projects(5)
Southern California
Bedford Ranch, Corona (8)	1,435	—	1,200	—	—	n/a
Southern California Total	1,435	—	1,200	—	—

Northern California
Russell Ranch, Folsom (8)	870	—	870	—	—	n/a
Foster Square, Foster City (8)	421	421	—	—	155	n/a
Cannery Park, Davis (8)(9)	547	277	270	84	277	n/a
Northern California Total	1,838	698	1,140	84	432
Unconsolidated Land Joint Venture Projects Total	3,273	698	2,340	84	432

Fee Building Projects
Mendocino, Stonegate, Irvine	133	133	—	n/a	7	n/a
Mendocino Ext., Stonegate, Irvine	114	114	—	n/a	37	n/a
Strada, Orchard Hills, Irvine	224	105	119	n/a	96	n/a
Laurel, Cypress Village, Irvine	120	89	31	n/a	72	n/a
Jasmine, Cypress Village, Irvine	102	102	—	n/a	70	n/a
Jasmine Ext., Cypress Village, Irvine	126	46	80	n/a	46	n/a
Corte Bella, Orchard Hills, Irvine	118	109	9	n/a	106	n/a
Entrata, Orchard Hills, Irvine	123	48	75	n/a	34	n/a
Terrazza, Orchard Hills, Irvine	149	43	106	n/a	33	n/a
Vista Scena, Orchard Hills, Irvine	195	47	148	n/a	36	n/a
Avalon, Eastwood Village, Irvine	156	—	156	n/a	—	n/a
Belvedere, Eastwood Village, Irvine	134	—	134	n/a	—	n/a
Helena, Eastwood Village, Irvine	142	—	142	n/a	—	n/a
Marin, Eastwood Village, Irvine	157	—	157	n/a	—	n/a
Petaluma, Eastwood Village, Irvine	106	—	106	n/a	—	n/a
Piedmont, Eastwood Village, Irvine	159	—	159	n/a	—	n/a
Fee Building Projects Total	2,258	836	1,422		537

(1)	The number of homes or lots to be built at completion is subject to change, and there can be no assurance that we will build these homes or develop these lots.

(2)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of December 31, 2015, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of December 31, 2015. Of the foregoing lots, there were 23 completed and unsold homes other than those being used as model homes.

(3)
Backlog consists of homes or lots under sales contracts that had not closed as of December 31, 2015. Delivery of sold homes or lots in backlog may not occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities and do not record home sales revenues related to those projects.

(4)
Sales range of homes delivered or in backlog reflects actual total price for homes already sold, or that were in backlog as of December 31, 2015. The actual prices at which homes are sold in the future may differ. Sales price range is not included for fee building projects where we are not responsible for sales activities, nor our land development projects.

(5)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures.

(6)
This project includes market-rate and below-market rate homes. The below-market rate homes are recognized as an affordable component by certain agencies and jurisdictions. As such, the sales price range for these homes has been excluded from the table.

(7)	The Company purchased its partner's remaining membership interest in this joint venture in January 2016; following such purchase, this joint venture is a wholly-owned project.

(8)	This project is anticipated to be a lot sale program, in which we may buy lots from the unconsolidated joint venture and/or sell lots to merchant builders. As such, a sales range is not presented.
Summary of Owned and Controlled Lots

As of December 31, 2015, we owned or controlled, pursuant to option contracts, purchase contracts or non-binding letters of intent, an aggregate of 1,318 lots. The following table presents certain information with respect to our unconsolidated joint ventures, and our fee building projects owned and controlled lots(1) as of December 31, 2015.

	Lots Owned	Lots Controlled(1)	Lots Owned and Controlled(1)
Wholly-Owned
Southern California	123	754	877
Northern California	289	152	441
Wholly-Owned Total	412	906	1,318

Unconsolidated Joint Ventures (2)
Homebuilding
Southern California	145	—	145
Northern California	536	—	536
Arizona	—	68	68
Homebuilding Total	681	68	749

Land Development
Southern California	1,200	235	1,435
Northern California	1,140	—	1,140
Land Development Total	2,340	235	2,575

Unconsolidated Joint Ventures Total	3,021	303	3,324

Fee Building
Southern California	—	1,422	1,422
Fee Building Total	—	1,422	1,422

(1)
Includes lots that we and our unconsolidated joint ventures control pursuant to option contracts, purchase contracts or non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures.

Acquisition Process
Our land acquisition strategy is differentiated between homebuilding projects and lot development projects. For lot development projects, we focus on developing entitled parcels that we can complete within approximately 24 to 48 months from the date the property is acquired. For homebuilding projects, we focus on controlling development and market cycle risk while maintaining an inventory of owned lots and lots under land option or purchase contracts sufficient for construction of homes over a two- to three-year period from the initiation of homebuilding activity. Our acquisition process generally includes the following steps aimed at reducing development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	identification of target buyer and appropriate housing product;

•	determination of land plan to accommodate desired housing product;

•	completion of environmental reviews and third-party market studies;

•	preparation of detailed budgets for all cost categories;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	utilization of options, joint ventures and other land acquisition arrangements, if necessary;

•	limitation on the size of an acquisition relative to the Company's pro forma capitalization; and

•	employment of centralized control of approval of all acquisitions through a tiered Corporate and Executive Committee approval process.
Before purchasing a land parcel, we engage and work closely with outside architects and consultants to design our homes and communities.
We also differentiate strategies depending on whether land is in a masterplan community or is not part of a larger development. For land which is not part of a larger development, we enter into a purchase agreement with the land owner under which we deliver a deposit which becomes non-refundable upon the expiration of a specified due diligence period. The closing is generally tied to the date on which we have obtained development entitlements for the land. For land which is part of a larger development being developed by a master developer, we enter into a purchase agreement with the master developer providing a deposit that becomes non-refundable upon expiration of the due diligence period. The closing in master developments is generally tied to issuance of final development entitlements for the land and completion by the master developer of certain infrastructure and other improvements. In master developments we may acquire all of the land at the closing or we may acquire the land in “phases”. In master developments we may be required to (a) pay to the master developer a share of our net profit in excess of a specified margin and/or (b) grant the master developer the right to repurchase the land if we fail to develop the land in accordance with applicable development requirements or wish to sell the land in bulk. Our acquisition-development financing is generally acquired using one or more of the following: (i) through unsecured lines of credit; (ii) secured acquisition-development loans; (iii) equity obtained from joint venture partners and/or (iv) land bank arrangements with lenders who take title to the land at closing subject to agreements which obligate us to perform all development activities with respect to the land and provide us with an option to purchase the land.
Homebuilding, Marketing and Sales Process
The homes that we and our unconsolidated joint ventures are building range in price from approximately $300,000 to over $5 million, with home sizes ranging from approximately 800 to 5,400 square feet. For the years ended December 31, 2015, 2014 and 2013, the average sales price of homes delivered from our projects was approximately $1.9 million, $1.1 million and $0.4 million, respectively. The average sales price of homes delivered from our unconsolidated joint venture projects was $1.3 million, $0.8 million and $1.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
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
We primarily sell our homes through our own sales representatives. Our in-house sales force works from sales offices located in model homes close to, or in each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables and tours of model homes. Sales personnel are licensed by applicable real estate bodies in their respective markets and generally have had prior experience selling new homes in the local market.
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
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers through a preferred mortgage provider. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. For our projects, the cancellation rate, excluding our unconsolidated joint ventures, of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was 10%, 13% and 16% during the years ended December 31, 2015, 2014 and 2013, respectively. For our unconsolidated joint venture projects, the cancellation rate was 8%, 9% and 5% during the years ended December 31, 2015, 2014 and 2013, respectively. Cancellation rates are subject to a variety of factors, including those beyond our control, such as adverse economic conditions and increases in mortgage interest rates.
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

Warranty Program
We provide a limited one-year warranty covering workmanship and materials. In addition, our limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. Additionally, we have dedicated customer service staff that work with our homebuyers and coordinate with trade partners, as necessary, during the warranty period. We believe that our reserves are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.
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
See Item 1A - Risk Factors - "We are subject to product liability and warranty claims arising in the ordinary course of business."
Seasonality
We have experienced seasonal variations in our quarterly operating results and capital requirements in each of our reportable segments. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.
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
Joint Ventures
Our joint venture strategy has been instrumental in leveraging our entity-level capital and establishing a homebuilding and land development platform focused on high-growth, land-constrained markets. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures. We also earn management fees from such joint ventures.

We serve as the administrative member, manager or managing member of each of our 10 homebuilding and four land development joint ventures. We do not, however, exercise control over the joint ventures, as the joint venture agreements generally provide our respective partners with the right to consent to certain actions. Under the joint venture agreements, certain major decisions must be approved by the applicable joint venture’s executive committee, which is comprised of both our representatives and representatives of our joint venture partners. In addition, some of our joint venture agreements grant both partners a buy-sell right pursuant to which, subject to certain exceptions, either partner may initiate procedures requiring the other partner to choose between selling its interest to the other partner or buying the other partner’s interest. Additional information on our unconsolidated joint ventures is set forth below.

Entity Name (Project Name)	Location	Percent- age of Capital Contri- buted by Us (1)	Our equity balance as of December 31, 2015 (2)(in 000's)				Opening/Planned Opening(4)	Total Number of Homes/Lots	Cumulative homes or lots delivered as of December 31, 2015	Backlog as of December 31, 2015 (5)	Lots Owned as of December 31, 2015	Lots Controlled as of December 31, 2015
				Total Unconsolidated Joint Venture (in 000's)
				Assets	Debt (3)	Equity (2)
LR8 Investors, LLC (Lambert Ranch)	Irvine, CA	5%	$61	$2,443	$—	$201	2012	169	169	—	—	—
Larkspur Land 8 Investors, LLC (Rose Lane)	Larkspur, CA	10%	115	3,046	—	1,149	2013	85	85	—	—	—
TNHC-HW San Jose, LLC (Orchard Park)	San Jose, CA	15%	7,346	72,807	19,305	48,974	2014	239	115	74	124	—
TNHC-TCN Santa Clarita LP (Villa Metro)	Santa Clarita, CA	10%	420	11,211	6,747	2,514	2013	315	282	6	33	—
TNHC Newport LLC (Meridian)	Newport Beach, CA	12%	2,022	16,270	—	8,544	2014	79	77	1	2	—
Encore McKinley Village, LLC (McKinley Village)	Sacramento, CA	10%	4,770	51,986	774	47,670	2016	336	—	—	336	—
TNHC San Juan LLC (Oliva)(6)	San Juan Capistrano, CA	20%	12,954	42,462	14,104	26,539	2015	40	2	10	38	—
TNHC Russell Ranch LLC (Russell Ranch)(7)	Folsom, CA	35%	8,233	44,189	20,000	23,525	2017	870	—	—	870	—
TNHC-HW Foster City LLC (Foster Square)(7)	Foster City, CA	35%	51	14,680	—	110	2014	421	421	—	—	—
Calabasas Village LP (Avanti)	Calabasas, CA	10%	2,883	52,170	19,855	28,831	2015	72	—	14	72	—
TNHC-HW Cannery LLC (Cannery Park)(7)	Davis, CA	35%	11,119	43,064	—	31,040	2014	547	277	84	270	—
Arantine Hills Holdings LP (Bedford Ranch)(7)	Corona, CA	5%	4,509	90,637	—	90,170	2017	1,435	—	—	1,200	235
TNHC Tidelands LLC (Tidelands)	San Mateo, CA	20%	4,589	37,883	14,105	20,947	2015	76	—	4	76	—
TNHC Mountain Shadows LLC (Mountain Shadows)	Paradise Valley, AZ	25%	1,500	3,069	—	3,000	2016	68	—	—	—	68
Total Unconsolidated Joint Ventures			$60,572	$485,917	$94,890	$333,214		4,752	1,428	193	3,021	303

(1)	Based on target capital contribution percentages.

(2)	Amounts reflect capital contributions, distributions and cumulative net income or loss.

(3)
Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2015 are as follows: $16.4 million matures in 2016, $77.7 million matures in 2017, $0 matures in 2018 and $0.8 million matures in 2019.

(4)	Represents planned year in which model homes will be open for sales at the communities, except for land development joint ventures where it represents expected commencement date of lot sales.

(5)
Backlog consists of homes or lots under sales contracts that had not yet closed as of December 31, 2015, and there can be no assurance that delivery of sold homes or lots will occur. Backlog has not been reduced to reflect our historical cancellation rate.

(6)	The Company purchased its partner's remaining membership interest in this joint venture in January 2016.

(7)	Land development joint ventures.
Fee Building Services
Although our primary business focus is building and selling homes for our own account, we also selectively provide construction services to build homes for independent third-party property owners, some of which have been or may be marketed under The New Home Company brand name. We refer to these projects as “fee building projects.” Our services with respect to fee building projects may include design, development, construction and sale of the homes, and we may take a project at any stage of development through its completion and sale. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer. The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and revenues from this customer exceed 10% of our consolidated revenues. See Item 1A - Risk Factors - "A large proportion of our fee building revenue is from one customer," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the Consolidated Financial Statements for further discussion of this revenue concentration.

Segments

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
Refer to Part I, Item 1A. “Risk Factors” of this annual report on Form 10-K for risks related to government regulation and environmental matters.
Competition
We believe our on-site design studios, our emphasis on customer care, and reputation for high quality, differentiated architecture and design provides us a competitive advantage, however, competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, home-buying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with trade partners and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.
Employees
As of December 31, 2015, we had 272 employees, 102 of whom were executive, management and administrative personnel located in our offices, 60 of whom were sales and marketing personnel and 110 were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the third party trade partners engaged by us primarily as general contractors are represented by labor unions or are subject to collective bargaining arrangements. We believe that relations with our employees and trade partners are good. See Item 1A, “Risk Factors—Our business and results of operations depend on the availability and skill of trade partners.”
Our Offices
Our principal executive offices are located at 85 Enterprise, Suite 450, Aliso Viejo, California 92656. Our main telephone number is (949) 382-7800. Our internet website is www.NWHM.com. We will make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission. Copies of these reports, and any amendment to them, are available free of charge upon request. The information contained in, or that can be accessed through our website is not incorporated by reference and is not part of this annual report on Form 10-K.

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
Risks Related to Our Business
Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels for residential buildout for reasonable prices.
Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our single-family homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. We currently depend primarily on the California markets and availability of land parcels in that market at reasonable prices is limited. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts. To the extent that we are unable to purchase land parcels timely or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be adversely impacted.
The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could reduce the demand for new homes and, as a result, adversely impact our results of operations, financial condition and cash flows.
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic, real estate and other business conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, construction and permanent mortgages, interest rate levels, demographic trends, homebuyer preferences for specific designs or locations, real estate taxes, inflation and supply of and demand for new or existing homes. The foregoing conditions, among others, are complex and interrelated. Periods of prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, have contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that these economic and business trends occur, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Adverse economic conditions outside the U.S., such as Asia, India or Canada, may also adversely affect the demand for our homes to the extent such conditions impact the amount of potential homebuyers from such regions in our markets.

In addition, an important segment of our customer base consists of first time and second time “move-up” buyers, who often purchase homes contingent upon the sale of their existing homes. The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect our sales. Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.
Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.
Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes. Many of our homebuyers must sell their existing homes in order to buy a home from us. Since 2009, the U.S. residential mortgage market as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and underwriting standards, and an increase in indemnity claims for mortgages. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal Housing Administration, or FHA, or Veterans Administration, or the VA, standards. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential “move-up” buyer who wishes to purchase one of our homes. In general, these developments have delayed any general improvement in the housing market. If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

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
Our business strategy is focused on the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in coastal Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area and the potential entry into other markets. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. During the downturn from 2008 to 2011, land values, the demand for new homes and home prices declined substantially in California. In addition, the state of California recently experienced severe budget shortfalls and has raised taxes and increased fees to offset the deficit. Accordingly, our sales, results of operations, financial condition and business could be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.
Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also increase during periods of shortage or high inflation. During past economic downturns, a large number of qualified trade partners went out of business or otherwise exited the market. A reduction in available trade partners will likely exacerbate labor shortages when demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed under “Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources—Seasonality” we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to ten months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. We expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the homebuilding industry returns to a more normal operating environment, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in 2016 and beyond, if at all.
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

If the market value of our land or housing inventory decreases, our results of operations could be adversely affected by impairments and write-downs.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land owned or controlled by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under option or similar contracts may be put at risk. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we sell and build houses. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Material write-downs and impairments in the value of our inventory may be required, and we may in the future sell land or homes at a loss, which could adversely affect our results of operations and financial condition.
Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would decrease the demand for our home products and land, which could be material to our business.
Changes in federal income tax laws may affect the demand for new homes and land suitable for residential development. Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gains from the sale of a principal residence. For instance, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households. If the federal government or a state government changes or further changes its income tax laws, as some lawmakers have proposed, by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential customers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes and adversely affect our business.
Difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects.
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. If internally generated funds are insufficient to cover our liquidity needs, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings, formation of joint venture relationships or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments or to develop housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners.
We own interests in projects through 15 joint ventures, 14 of which are unconsolidated. As of December 31, 2015, we had investments in our unconsolidated joint ventures of $60.6 million. We have entered into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. We may enter into additional joint ventures in the future, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

•
we do not have exclusive control over the development, financing, management and other aspects of the project or joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners;

•
joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms, which causes the investment to be very illiquid;

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
Additionally, our joint ventures typically obtain secured acquisition, development and construction financing. Generally, we and our joint venture partners have provided varying levels of credit enhancements or other obligations of our unconsolidated joint ventures. These arrangements include loan-to-value ("LTV") maintenance agreements in order to secure performance under the loans and maintain certain LTV ratios, construction completion guaranties, repayment guaranties and environmental indemnities. If one or more of the arrangements under these debt agreements were drawn upon or otherwise invoked (for example, if there are not adequate funds available under the specific project loans, and we were to potentially become subject to financial liability under a completion guaranty) our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position or results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Contractual Obligations” and Note 11 to the Consolidated Financial Statements for more information on LTV maintenance agreements and completion guaranties.
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
In addition, despite our quality control efforts, we may discover that our trade partners were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our trade partners, repair the homes in accordance with our new home warranty and as required by law. Reserves are established based on market practices, our historical experiences and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our reserves, and we may be unable to recover the cost of repair from such trade partners. Regardless of the steps we take, we can in some instances be subject to fines, litigation, or other penalties, and our reputation and our financial condition may be adversely affected.
New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay the completion of our projects.
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, which can limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees, assessments and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We may not be able to compete effectively against competitors in the homebuilding industry.
We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors have adversely affected demand for homes in the market as a whole and could do so again in the future. We also compete with the resale, or “previously owned,” home market. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.
We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. We compete directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than we do. Many of these competitors also have longstanding relationships with subcontractors, local governments and suppliers in the markets in which we operate or in which we may operate in the future. This may give our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business as we have planned.
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
We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions, the present and former uses of the property, the presence or absence of endangered plants or animals or sensitive habitats, as well as conditions at nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas. From time to time, the EPA and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws, including those applicable to control or storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber, and on other building materials.
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
In connection with the sale of a home we collect a deposit from the homebuyer that is a small percentage of the total purchase price. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than with respect to certain design-related deposits, which we retain). Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and changes in homebuyers' financial condition. Home order cancellations negatively impact our financial and operating results due to a negative impact on the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog.
We are subject to product liability and warranty claims arising in the ordinary course of business.
As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business or otherwise. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. We may not be able to renew our insurance coverage or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, soil subsidence or building related claims.  Some claims may arise out of uninsurable events or circumstances not covered by insurance not subject to effective indemnification agreements with our trade partners.
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
Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks to those working at such sites. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
An information systems interruption or breach in security could adversely affect us.
Privacy, security, and compliance concerns have continued to increase as technology has evolved.  We rely on accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.
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
As a part of our business strategy, we may consider growth or expansion of our operations in our current markets or in other areas of the country. Any such growth or expansion would be accompanied by risks such as:

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
The magnitude, timing and nature of any future acquisition or expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates. We cannot guarantee that any expansion into a new market will be successfully executed, and our failure to do so could harm our current business.
Utility shortages or price increases could adversely impact our operations.
Certain of the areas in which we operate, particularly in Southern California, Northern California and Arizona, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs, including water costs due to drought. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. In addition, power shortages and rate increases may adversely affect the local economies in which we operate, which may reduce demand for housing in our markets.
A large proportion of our fee building revenue is from one customer.
The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and our billings to this customer are dependent upon such customer’s decision to proceed with construction and the agreements can be canceled at any time. We cannot predict whether these agreements will continue in the future or the current pace of construction, and the loss of these billings could have a material adverse effect on our results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the accompanying notes to consolidated financial statements included in this annual report on Form 10-K for further discussion of this revenue concentration.
Risks Related to Our Indebtedness
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. As of December 31, 2015, we had approximately $208.9 million in loan commitments, of which $83.1 million was outstanding. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all.
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

•
we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes such as land and lot acquisition, development and construction activities;

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•	we may be put at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition.
We expect to pay our expenses and to pay the principal and interest on our indebtedness with cash flow from operations or from existing working capital. Our ability to meet our expenses depends, to a large extent, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we may lose some or all of our assets that may be pledged to secure our obligations to foreclosure. Also, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to increase our returns.
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
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our land parcels or other assets because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure actions initiated by lenders.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2015, we had approximately $208.9 million in loan commitments, of which $83.1 million was outstanding. As part of our financing strategy, we may incur a significant amount of additional debt. Our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. In addition, we may incur fixed rate debt in the future which may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of a favorable return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Risks Related to Our Organization and Structure
We have a limited operating history and we may not be able to successfully operate our business.
Our company was founded in August 2009, and through the year ended December 31, 2012, we incurred losses. In connection with our initial public offering, TNHC LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed The New Home Company Inc. Given our limited operating history, you have limited historical information upon which to evaluate our prospects, including our ability to acquire desirable land parcels, develop such land and market our homes. In addition, we cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies as described in this annual report on Form 10-K and in other public statements and filings made with the Securities and Exchange Commission. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness. You should not rely upon the past performance of our management team, as past performance may not be indicative of our future results.
We are and will continue to be dependent on key personnel and certain members of our management team.
Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, H. Lawrence Webb, our Chief Executive Officer, Wayne Stelmar, our Chief Investment Officer, Thomas Redwitz, our Chief Operating Officer, and John M. Stephens, our Chief Financial Officer, each of whom would be difficult to replace. Although we have entered into employment agreements with Messrs. Webb, Stelmar, Redwitz and Stephens, there is no guarantee that these executives will remain employed with us and we have not adopted a succession plan. Our former Chief Investment Officer, Joe Davis, retired in June 2015. While he was replaced and succeeded by Mr. Stelmar, and Mr. Stephens was hired as Chief Financial Officer concurrently with Mr. Davis’ retirement, his retirement may nonetheless negatively impact our business relationships and be viewed negatively by the market. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave depends on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.
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

•
provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even if that majority is less than a quorum;

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
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." We could be an "emerging growth company" until the end of our 2019 fiscal year. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
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
These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and cause us to incur significant expenses that we were not incurring prior to becoming a public company. As we transition from our status as “an emerging growth company,” we may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Failure of our internal control over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
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
Risks Related to Ownership of Our Common Stock
The price of our Common Stock is subject to volatility related or unrelated to our operations.
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
We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on investment, and may not be able to sell shares at or above the price paid for them.
Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.
Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, securities (including debt securities) convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our common stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or other securities on the value of our common stock. Sales of substantial amounts of our common stock by a large stockholder or otherwise, or the perception that such sales could occur, may adversely affect the market price of our common stock. We filed a Form S-3 “Shelf” Registration Statement, which was declared effective on June 15, 2015. This “Shelf” Registration Statement provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $400 million, of which a total of 4,025,000 shares of Common Stock at a public offering price of $12.50 per share was issued in connection with the Company’s public offering on December 9, 2015. We have also filed a registration statement on Form S-8 to register the offer and sale of the total number of shares of our common stock that may be issued under our 2014 Long-Term Incentive Plan, including the restricted stock units to be granted to our management team, other officers, employees and directors, as well as the options to purchase shares of our common stock to be granted to the members of our management team, other officers and employees, in each case pursuant to our 2014 Long-Term Incentive Plan. In the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the conversion or exercise of such securities, investors may experience additional dilution.
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
We believe we are and will remain a “United States real property holding corporation”, or USRPHC, for U.S. federal income tax purposes. As a result, certain beneficial owners of our common stock that are non-U.S. persons, may be subject to U.S. federal income tax in the same manner as a taxable U.S. person on any gain realized on a sale or disposition of shares of our common stock if (i) our common stock is not regularly traded on an established securities market (such as the New York Stock Exchange) or (ii) our common stock is regularly traded on an established securities market and such non-U.S. holder actually or constructively owns or owned more than 5% of our common stock at any time during the shorter of the five-year period preceding the date of the sale or disposition and the non-U.S. holder’s holding period in such stock. A non-U.S. holder also will be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax under these rules. We anticipate that our common stock will continue to be regularly traded on an established securities market. However, if our stock is not treated as regularly traded for purposes of these rules, a purchaser of the stock may be required to withhold and remit to the Internal Revenue Service, or the IRS, 15% of the purchase price, unless an exception applies.
No assurance can be given that our common stock will remain regularly traded in the future. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 6,800 square feet through April 2017 in Roseville, approximately 6,100 square feet through May 2018 in Walnut Creek, approximately 1,400 square feet through July 2018 in Agoura Hills and approximately 2,000 square feet through January 2018 in Scottsdale. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 - “Business.”

Item 3.	Legal Proceedings
We are involved in various claims and litigation arising in the ordinary course of business. We do not believe that any such claims and litigation will have a material adverse effect upon our results of operations or financial position.

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

	High	Low
Fiscal Year 2015
First Quarter	$16.49	$12.91
Second Quarter	$17.88	$14.03
Third Quarter	$17.97	$12.59
Fourth Quarter	$16.55	$11.95
Fiscal Year 2014
First Quarter (from January 31, 2014)	$15.93	$11.26
Second Quarter	$15.21	$11.50
Third Quarter	$14.98	$12.50
Fourth Quarter	$15.96	$12.80

The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company’s common stock from January 31, 2014 (using the price of which our shares of common stock were initially sold to the public) to December 31, 2015, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index. The comparison assumes $100 was invested in our common stock on January 31, 2014 and in each of the forgoing indices on January 31, 2014 and assumes the reinvestment of dividends.

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
As of February 24, 2016, we had 19 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividends
We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. See Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future.”
Under the Delaware General Corporation Law, we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of the fair value of our total assets over the sum of the fair value of our total liabilities plus the par value of our outstanding capital stock. Capital stock is defined as the aggregate of the par value of all issued capital stock. Further, the Company's credit facility currently contains provisions that limit its ability to pay dividends on its common stock.
Issuer Share Repurchases
We had no share repurchases during the fourth quarter 2015 or during the year ended December 31, 2015.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2015.

Item 6.	Selected Financial Data
The following sets forth our selected financial data and other operating data on a historical basis. You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes, “Risk Factors” and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future period.
Our historical consolidated balance sheet information as of December 31, 2015, 2014, 2013, 2012 and 2011, and consolidated statement of operations information for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from the historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and restricted cash	$46,254	$44,341	$9,671	$6,152	$5,524
Real estate inventories	209,918	163,564	45,350	39,269	28,891
Investment in unconsolidated joint ventures	60,572	60,564	32,270	12,424	4,855
Total assets	351,270	291,958	98,949	64,511	39,762
Total debt	83,082	113,751	17,883	16,722	9,383
Stockholders’ equity	220,775	148,084	—	—	—
Members’ equity	—	—	64,356	35,575	27,852
Noncontrolling interest in subsidiary	922	2,342	1,171	—	—
Total equity	221,697	150,426	65,527	35,575	27,852

	TNHC Inc.		TNHC LLC
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Home sales revenue(1)	$280,209	$56,094	$35,663	$24,198	$25,624
Cost of home sales(1)	240,030	47,660	28,980	20,779	21,774
Homebuilding gross margin	40,179	8,434	6,683	3,419	3,850
Fee building revenue	149,890	93,563	47,565	28,269	16,523
Cost of fee building	139,677	89,057	42,317	26,505	16,763
Fee building gross margin	10,213	4,506	5,248	1,764	(240)
Land gross margin	—	—	—	(322)	—
Selling and marketing expenses	8,943	3,166	1,772	1,677	1,748
General and administrative expenses	20,278	12,420	7,107	4,475	3,998
	21,171	(2,646)	3,052	(1,291)	(2,136)
Equity in net income (loss) of unconsolidated joint ventures	13,767	8,443	4,735	349	(39)
Guaranty fee income	—	19	114	85	—
Other expense, net	(1,027)	(813)	(905)	(424)	(143)
Income (loss) before taxes	33,911	5,003	6,996	(1,281)	(2,318)
Provision for taxes	(12,533)	(246)	(290)	(71)	(10)
Net income (loss)	21,378	4,757	6,706	(1,352)	(2,328)
Net loss attributable to noncontrolling interests	310	30	—	—	—
Net income (loss) attributable to The New Home Company Inc.	$21,688	$4,787	$6,706	$(1,352)	$(2,328)
Earnings (loss) per share attributable to The New Home Company Inc.
Basic	$1.29	$0.30	$0.85	$(0.27)	$(0.66)
Diluted	$1.28	$0.30	$0.85	$(0.27)	$(0.66)

Operating Data - Wholly-owned Projects
Net new home orders	174	79	72	72	45
New homes delivered	148	53	82	53	49
Average sales price of homes delivered	$1,893	$1,058	$435	$457	$523
Average selling communities	7.2	3.4	3.0	4.0	4.0
Selling communities at end of period	10	4	3	3	4
Backlog at end of period, number of homes	67	41	15	26	7
Backlog at end of period, aggregate sales value	$166,567	$86,711	$11,867	$10,593	$5,074
Average sales price of backlog	$2,486	$2,115	$791	$407	$725

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data – Fee Building Projects
Homes started	513	550	215	114	88
Homes delivered	537	206	194	50	47
Homes under construction at end of period	446	470	126	105	41

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Operating and Financial Data – Unconsolidated Joint Ventures(2)
Net income (loss)	$65,194	$41,174	$35,434	$8,653	$(767)
The Company's equity in net income (loss) of unconsolidated joint ventures	$13,767	$8,443	$4,735	$349	$(39)
Management fees earned by the Company(3)	$12,426	$9,582	$8,251	$2,949	$844

Homebuilding
Home sales revenue	$335,515	$224,498	$183,038	$56,019	$—
Homebuilding gross margin	$76,537	$50,196	$49,728	$14,470	$—
Net new home orders	299	288	156	96	—
New homes delivered	265	275	148	42	—
Average sales price of homes delivered	$1,266	$816	$1,237	$1,334	$—
Average selling communities	9.6	8.5	3.6	3.0	—
Selling communities at end of period	8	8	6	3	—
Backlog at end of period, number of homes	109	75	62	54	—
Backlog at end of period, aggregate home sales value	$117,936	$114,988	$42,570	$72,921	$—
Average home sales price of backlog	$1,082	$1,533	$687	$1,350	$—

Land
Land sales revenue	$74,366	$46,888	$—	$—	$—
Land gross margin	$15,613	$11,922	$—	$—	$—
Backlog at end of period, aggregate land sales value	$33,534	$89,103	$—	$—	$—

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance Sheet Data – Unconsolidated Joint Ventures
Total assets, primarily real estate inventories	$485,917	$521,610	$287,690	$173,256	$92,622
Total liabilities, primarily accounts payable and notes payable	$152,703	$140,595	$83,658	$44,674	$21,611
The Company’s equity	60,572	60,564	32,270	12,424	4,855
Other partners’ equity	272,642	320,451	171,762	116,158	66,156
Total equity	333,214	381,015	204,032	128,582	71,011
Total liabilities and equity	$485,917	$521,610	$287,690	$173,256	$92,622

(1)
During the year ended December 31, 2011, the Company entered into a fee building services agreement that allowed us to independently operate a design center and directly market upgrade options to the landowners’ homebuyers. We recognized revenue for these option upgrades in accordance with ASC 360-20, "Property, Plant and Equipment, Real Estate Sales", as more fully described in the notes to the consolidated financial statements. During the year ended December 31, 2011, we recognized revenue for these option upgrades of $3.2 million, which is included above in home sales. The cost of these option upgrades, included above in cost of home sales was $2.5 million during the year ended December 31, 2011. These revenues and costs were for the delivery of option upgrades on 47 homes, which are included in the operating data for fee building services.

(2)
“Operating and Financial Data – Unconsolidated Joint Ventures” reflects the data for the ventures and not our share thereof. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures. A description of such share of distributions in excess of our capital interest for each of our joint ventures is described under “Business—Joint Ventures.” Such financial data is not included in our financial data for GAAP purposes, but is recognized in our results of operations as a component of equity in net income (loss) of unconsolidated joint ventures. We have interests in several unconsolidated joint ventures and this information has been included to provide additional information about the operations and financial condition of our unconsolidated joint ventures. This data is included for informational purposes only.

(3)
We have entered into agreements with our unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the agreements, we receive a management fee based on each project’s revenues. During the years ended December 31, 2015, 2014, 2013, 2012 and 2011, we earned $12.4 million, $9.6 million, $8.3 million, $2.9 million and $0.8 million, respectively, in management fees, which have been recorded as fee building revenue.

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

Consolidated Financial Data

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Revenues:
Home sales	$280,209	$56,094	$35,663
Fee building, including management fees from unconsolidated joint ventures of $12,426, $9,582 and $8,251, respectively	149,890	93,563	47,565
	430,099	149,657	83,228
Expenses:
Cost of homes sales	240,030	47,660	28,980
Cost of fee building	139,677	89,057	42,317
Selling and marketing	8,943	3,166	1,772
General and administrative	20,278	12,420	7,107
	408,928	152,303	80,176
Equity in net income of unconsolidated joint ventures	13,767	8,443	4,735
Guaranty fee income	—	19	114
Other expense, net	(1,027)	(813)	(905)
Income before taxes	33,911	5,003	6,996
Provision for taxes	(12,533)	(246)	(290)
Net income	21,378	4,757	6,706
Net loss attributable to noncontrolling interest	310	30	—
Net income attributable to The New Home Company Inc.	$21,688	$4,787	$6,706

Overview

During 2015, the Company made substantial strides in shifting a significant portion of its business to wholly-owned operations by growing its community count, revenues and operating profits. During the year, the Company opened eight new wholly-owned communities, growing its year-over-year community count by 150% to 10 communities, increased its total revenues by 187% to $430.1 million, and generated pretax income of $33.9 million, a 578% year-over-year increase. For the year ended December 31, 2015, the Company generated net income of $21.7 million, or $1.28 per diluted share, compared to $4.8 million, or $0.30 per diluted share, in the year earlier period. The improvement in net income was primarily due to an increase in total revenues, a 1,740 basis point improvement in SG&A expenses as a percentage of home sales revenue to 10.4% as compared to 27.8% in prior year, and a $5.3 million increase in income from joint ventures. The improvement in top-line and operating leverage yielded an after-tax return on equity of 13.0% for the year ended December 31, 2015.
At the same time, the Company continued to strengthen its balance sheet, liquidity and financial position by raising an additional $47.3 million in net proceeds from its equity offering of common stock in December 2015 and increased its borrowing capacity under its senior unsecured revolving credit facility during the year by $75 million to an aggregate commitment of $200 million.
We ended 2015 with $166.6 million in wholly-owned backlog, a 92% year-over-year increase. With this solid ending backlog, the new wholly-owned communities that we plan to open in 2016, and our improved balance sheet and liquidity, we believe our growth prospects for 2016 are strong.

Results of Operations

Net New Home Orders and Backlog

	Year Ended December 31,
		Increase/(Decrease)			Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
	(Dollars in thousands)
Net new home orders	174	95	120%	79	7	10%	72
Monthly absorption rate	1.9	—	—%	1.9	(0.1)	(5)%	2.0
Cancellation rate	10%	(3)%	(23)%	13%	(7)%	(35)%	20%
Average selling communities	7.2	3.8	112%	3.4	0.4	13%	3.0
Selling communities at end of period	10	6	150%	4	1	33%	3
Backlog (dollar value)	$166,567	$79,856	92%	$86,711	$74,844	631%	$11,867
Backlog (homes)	67	26	63%	41	26	173%	15
Average sales price of backlog	$2,486	$371	18%	$2,115	$1,324	167%	$791

Net new home orders for the year ended December 31, 2015 increased 120% compared to the same period in 2014 primarily due to an increase in the number of average selling communities. Our monthly sales absorption rate per community for the year ended December 31, 2015 was flat with the prior year at 1.9 per month. Our cancellation rate for the year ended December 31, 2015 was 10% versus 13% in the prior year.

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The number of homes in backlog as of December 31, 2015 compared to December 31, 2014 increased 63% as a result of increased net new orders due largely to a significant increase in average active community count. As a result of the increase in net new orders and an 18% higher average sales price in backlog, the dollar value of backlog as of December 31, 2015 increased $79.9 million, or 92% compared to the prior year.

Net new home orders for the year ended December 31, 2014 increased 10% compared to 2013. Our monthly sales absorption rate per community for the year ended December 31, 2014 was down slightly to 1.9 per month compared to 2.0 per month in 2013. Our cancellation rate for the year ended December 31, 2014 was 13% as compared to 20% for the same period in 2013.

The number of homes in backlog as of December 31, 2014 compared to December 31, 2013 increased 173% as a result of higher year-over-year net new home orders and a decrease of new home deliveries. The dollar value of backlog increased $74.8 million, or 631%, as of December 31, 2014 compared to December 31, 2013 primarily due to the opening of two new communities in Irvine, California with average sales prices of $2.0 million and $2.8 million.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,
		Increase/(Decrease)			Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
	(Dollars in thousands)
New homes delivered	148	95	179%	53	(29)	(35)%	82
Home sales revenue	$280,209	$224,115	400%	$56,094	$20,431	57%	$35,663
Average sales price of homes delivered	$1,893	$835	79%	$1,058	$623	143%	$435
New home deliveries increased 179% to 148 for the year ended December 31, 2015 compared to 2014, primarily due to the increase in net new home orders and the number of actively selling communities.
For the year ended December 31, 2015, home sales revenue increased 400% compared to the prior year, primarily due to an increase in the number of homes delivered and a 79% increase in the average sales price of homes delivered. The year-over-year increase in average sales price was due primarily to a shift to higher-priced homes in coastal Southern California where prices exceeded $2.7 million per delivery.

New home deliveries decreased by 35% during the year ended December 31, 2014 compared to 2013 primarily due to the closeout of one community in Sacramento, California, coupled with the mid-year opening of three new communities.
During the year ended December 31, 2014, home sales revenue increased 57% compared to 2013 due to an increase in the average sales price of homes delivered, offset partially by a decrease in the number of new homes delivered. The increase in average sales price of homes delivered was primarily due to the opening of two new communities in Irvine, California as noted above.
Homebuilding
Homebuilding gross margin percentage for the year ended December 31, 2015 declined 70 basis points to 14.3% as compared to 15.0% for the same period in 2014. The year-over-year decrease was largely due to lower margins generated from Sacramento close-out communities in 2015 that required higher incentives.
Homebuilding gross margin percentage for the year ended December 31, 2014 decreased to 15.0% as compared to 18.7% in 2013. The year-over-year decline in gross margin was due to a mix shift to a significantly higher proportion of deliveries and revenues from a masterplan community in Irvine, CA that has profit participation. In exchange for prime locations in high quality masterplans with lower allowable profit margins, we purchase lots under favorable lot option structures, which enhance inventory turns and returns on equity.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage for the years ended December 31, 2015, 2014 and 2013 were 15.2%, 16.0% and 20.2%, respectively. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2015	%	2014	%	2013	%
	(Dollars in thousands)
Home sales revenue	$280,209	100.0%	$56,094	100.0%	$35,663	100.0%
Cost of home sales	240,030	85.7%	47,660	85.0%	28,980	81.3%
Homebuilding gross margin	40,179	14.3%	8,434	15.0%	6,683	18.7%
Add: interest in cost of home sales	2,511	0.9%	532	1.0%	550	1.5%
Adjusted homebuilding gross margin(1)	$42,690	15.2%	$8,966	16.0%	$7,233	20.2%

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

Fee Building

	Year Ended December 31,
	2015	%	2014	%	2013	%
	(Dollars in thousands)
Fee building revenue	$149,890	100.0%	$93,563	100.0%	$47,565	100.0%
Cost of fee building	139,677	93.2%	89,057	95.2%	42,317	89.0%
Fee building gross margin	$10,213	6.8%	$4,506	4.8%	$5,248	11.0%
Fee building revenue includes (i) billings to independent third-party land owners for general contracting services, and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner, and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered.
For the year ended December 31, 2015, fee building revenue increased 60% year-over-year to $149.9 million from $93.6 million due to an increase in construction activity in the fee building communities and higher joint venture management fees.

Included in fee building revenue were (i) $137.5 million and $84.0 million of billings to land owners for the years ended December 31, 2015 and 2014, respectively, and (ii) $12.4 million and $9.6 million of management fees from our unconsolidated joint ventures for the years ended December 31, 2015 and 2014, respectively.
Fee building revenue increased to $93.6 million for the year ended December 31, 2014 compared to $47.6 million for 2013, primarily due to the increase in construction activity in the fee building communities. Included in fee building revenue were (i) $84.0 million and $39.3 million of billings to land owners for the years ended December 31, 2014 and 2013, respectively, and (ii) $9.6 million and $8.3 million of management fees from our unconsolidated joint ventures for the years ended December 31, 2014 and 2013, respectively.
Our fee building revenue has historically been concentrated with a small number of customers. For the years ended December 31, 2015, 2014 and 2013, one customer comprised 92%, 87% and 75% of fee building revenue, respectively.
For the year ended December 31, 2015, cost of fee building increased to $139.7 million compared to $89.1 million for the same period during 2014. The amount of G&A expenses included in cost of fee building were $8.8 million and $9.3 million for the years ended December 31, 2015 and 2014, respectively. Fee building gross margin percentage increased to 6.8% from 4.8% for the years ended December 31, 2015 and 2014, respectively, primarily due to the increase in management fees from our unconsolidated joint ventures.
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
Selling, General and Administrative Expenses

	Year Ended December 31,			As a Percentage of Home Sales Revenue
	2015	2014	2013	2015	2014	2013
	(Dollars in thousands)
Selling and marketing expenses	$8,943	$3,166	$1,772	3.2%	5.6%	5.0%
General and administrative expenses (“G&A”)	20,278	12,420	7,107	7.2%	22.2%	19.9%
Total selling, marketing and G&A (“SG&A”)	$29,221	$15,586	$8,879	10.4%	27.8%	24.9%
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2015 were $29.2 million, compared to $15.6 million in the prior year period. The increase in SG&A expenses resulted from higher selling and marketing expenses due to a 400% increase in home sales revenue and increased G&A related to higher personnel and professional fees to support our growth. As a percentage of home sales revenue, SG&A for the year ended December 31, 2015 was 10.4% versus 27.8% in the prior year period. The year-over-year improvement in the SG&A percentage for the period was driven by stronger operating leverage from higher home sales revenue.
SG&A expenses for the year ended December 31, 2014 were $15.6 million, compared to $8.9 million in the prior year period. The increase in SG&A expenses resulted from higher selling and marketing expenses due to a 57% increase in home sales revenue and increased G&A related to higher personnel and professional fees to support our growth and costs associated with being a new public company. As a percentage of home sales revenue, SG&A for the year ended December 31, 2014 was 27.8% versus 24.9% in the prior year period.
Equity in Net Income of Unconsolidated Joint Ventures
As of December 31, 2015 and 2014, we had ownership interests in 14 and 12, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures.
For the year ended December 31, 2015, the unconsolidated joint ventures produced $65.2 million in net income compared to $41.2 million for the same period in 2014. Our equity in net income from unconsolidated joint ventures was $13.8 million for the year ended December 31, 2015, compared to equity in net income of $8.4 million for 2014. During the second quarter of 2015, we formed a new unconsolidated joint venture and received capital credit and a cash distribution in excess of the book value of our land basis. As a result, we recognized $1.6 million in equity in net income of unconsolidated joint ventures related to this transaction. This transaction, combined with the increase in total revenues and net income of our unconsolidated joint ventures, were the primary drivers of the increase in our equity in net income from unconsolidated joint ventures for the year ended December 31, 2015.
The unconsolidated joint ventures produced $41.2 million and $35.4 million in net income during the years ended December 31, 2014 and 2013, respectively. The net income of our unconsolidated joint ventures increased primarily due to land sales revenue recognized by one joint venture during the fourth quarter of 2014. Our equity in net income from unconsolidated joint ventures was $8.4 million for the year ended December 31, 2014, compared to $4.7 million for the same period in 2013.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
		Increase/(Decrease)			Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	299	11	4%	288	132	85%	156
Monthly absorption rate	2.6	(0.2)	(7)%	2.8	(0.8)	(22)%	3.6
Cancellation rate	8%	(1)%	(11)%	9%	2%	29%	7%
Average selling communities	9.6	1.1	13%	8.5	4.9	136%	3.6
New homes delivered	265	(10)	(4)%	275	127	86%	148
Home sales revenue	$335,515	$111,017	49%	$224,498	$41,460	23%	$183,038
Average sales price of homes delivered	$1,266	$450	55%	$816	$(421)	(34)%	$1,237
Selling communities at end of period	8	—	—%	8	2	33%	6
Backlog (dollar value)	$117,936	$2,948	3%	$114,988	$72,418	170%	$42,570
Backlog (homes)	109	34	45%	75	13	21%	62
Average sales price of backlog	$1,082	$(451)	(29)%	$1,533	$846	123%	$687

Net new home orders from unconsolidated joint ventures for the year ended December 31, 2015 increased 4% compared to the same period in 2014, primarily due to an increase in the number of average selling communities offset partially by a slight decrease in the monthly absorption rate. The monthly sales absorption rate from unconsolidated joint venture communities for the year ended December 31, 2015 was 2.6 compared to 2.8 for the same period in 2014. The decline in the sales absorption ratio from 2014 to 2015 was primarily the result of having fewer homes available to sell per active community in 2015 at many of our joint ventures, which generally results in slower sales rates.
The number of homes in backlog from unconsolidated joint ventures as of December 31, 2015 increased 45% to 109 homes compared to December 31, 2014, primarily due to a 4% increase in net new home orders and a slight decrease in the number of deliveries for the year ended December 31, 2015. The dollar value of backlog as of December 31, 2015 compared to December 31, 2014 increased 3% due to the increase in the number of homes in backlog, offset partially by a reduction in the average sales price of backlog. The average sales price of backlog decreased primarily due to a change in product mix.
Home sales revenue from unconsolidated joint ventures increased 49% during the year ended December 31, 2015 compared to the same period in 2014, primarily due to a 55% increase in the average sales price of homes delivered. The slight decrease in new home deliveries from unconsolidated joint ventures for the year ended December 31, 2015 as compared to the same period in 2014 was primarily due to a decrease in the monthly sales absorption pace as discussed above.
Net new home orders from unconsolidated joint ventures for the year ended December 31, 2014 increased 85% compared to the same period in 2013, primarily due to an increase in the number of average selling communities. The monthly sales absorption rate from unconsolidated joint venture communities for the year ended December 31, 2014 was 2.8 compared to 3.6 for the same period in 2013.
The number of homes in backlog from unconsolidated joint ventures as of December 31, 2014 increased 21% to 75 homes compared to December 31, 2013, primarily due to a 85% increase in net new home orders, offset partially by an increase in new home deliveries for the year ended December 31, 2014. The dollar value of backlog as of December 31, 2014 compared to December 31, 2013 increased 170% due to the increase in the number of homes in backlog and the average sales price of backlog. The average sales price of backlog increased by $0.8 million primarily due to a change in product mix.
Home sales revenue from unconsolidated joint ventures increased 23% during the year ended December 31, 2014 compared to the same period in 2013, primarily due to a 86% increase in homes delivered, offset partially by a 34% decrease in its average selling price resulting from a change in community mix. The increase in new home deliveries from unconsolidated joint ventures for the year ended December 31, 2014 as compared to the same period in 2013 was primarily due to an increase in community count.
For the year ended December 31, 2015, unconsolidated joint venture homebuilding gross margin percentage was up 40 basis points to 22.8%. The improvement in our unconsolidated joint venture gross margins was largely due to a higher number of deliveries from our highly successful Newport Beach luxury condominium community and to a lesser extent, increased pricing at our San Jose Orchard Park community.
Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage for the years ended December 31, 2015, 2014 and 2013 were 24.0%, 23.6% and 29.0%, respectively. See the table below reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2015	%	2014	%	2013	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding Gross Margin
Unconsolidated joint ventures home sales revenue	$335,515	100.0%	$224,498	100.0%	$183,038	100.0%
Cost of unconsolidated joint ventures home sales	258,978	77.2%	174,302	77.6%	133,310	72.8%
Unconsolidated joint ventures homebuilding gross margin	76,537	22.8%	50,196	22.4%	49,728	27.2%
Add: interest in cost of unconsolidated joint venture home sales	4,016	1.2%	2,885	1.2%	3,257	1.8%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$80,553	24.0%	$53,081	23.6%	$52,985	29.0%

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

	Year Ended December 31,
		Increase/(Decrease)			Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land
Operational Data
Land sales revenue	$74,366	$27,478	59%	$46,888	$46,888	—%	$—
Backlog (dollar value)	$33,534	$(55,569)	(62)%	$89,103	$89,103	—%	$—

(1)	Amount includes $33.9 million of backlog dollar value related to purchase contracts between an unconsolidated joint venture and the Company.
Land sales for the year ended December 31, 2015 represented residential lot sales to merchant homebuilders from our unconsolidated joint ventures in Davis (Cannery Park) and Foster City, California.
During the year ended December 31, 2014, our Foster City and Cannery Park joint ventures began selling lots and the Foster City joint venture also began delivering lots. No such activity occurred during the year ended December 31, 2013.

Excluding interest in cost of land sales, adjusted unconsolidated joint ventures land gross margin percentage for the years ended December 31, 2015 and 2014 were 21.0% and 25.8%, respectively. See the table below reconciling this non-GAAP financial measure to unconsolidated joint venture land gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2015	%	2014	%	2013	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land Gross Margin
Unconsolidated joint ventures land sales revenue	$74,366	100.0%	$46,888	100.0%	$—	—%
Cost of unconsolidated joint ventures land sales	58,753	79.0%	34,966	74.6%	—	—%
Unconsolidated joint ventures land gross margin	15,613	21.0%	11,922	25.4%	—	—%
Add: interest in cost of unconsolidated joint ventures land sales	38	—%	173	0.4%	—	—%
Adjusted unconsolidated joint ventures land gross margin (1)	$15,651	21.0%	$12,095	25.8%	$—	—%

(1)
Adjusted unconsolidated joint ventures land gross margin is a non-GAAP financial measure. We believe that by adding interest in cost of unconsolidated joint ventures land sales back to unconsolidated joint ventures land gross margin, investors are able to assess the performance of our unconsolidated joint ventures excluding interest cost. We believe this information is meaningful as it isolates the impact that leverage has on unconsolidated joint ventures land gross margin and permits investors to make better comparisons with our competitors who adjust gross margins in a similar fashion.

The tables below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	December 31,
		Increase/(Decrease)			Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
Unconsolidated Joint Ventures—Lots Owned and Controlled
Homebuilding
Lots owned	681	(204)	(23)%	885	61	7%	824
Lots controlled (1)	68	68	—%	—	(328)	(100)%	328
Homebuilding Total	749	(136)	(15)%	885	(267)	(23)%	1,152
Land Development
Lots owned	2,340	(432)	(16)%	2,772	1,902	219%	870
Lots controlled (1)	235	—	—%	235	(716)	(75)%	951
Land Development Total	2,575	(432)	(14)%	3,007	1,186	65%	1,821
Total	3,324	(568)	(15)%	3,892	919	31%	2,973

(1)	Consists of lots that are under purchase contracts.

Provision for Taxes

For the year ended December 31, 2015, we recorded a provision for income taxes of $12.5 million. The effective tax rate for the year ended December 31, 2015 differs from the 35% statutory tax rate due to the tax benefit of production activities and energy efficient credits, partially offset by state income taxes.

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

On January 30, 2014, we completed our IPO and reorganized from a Delaware LLC into a Delaware corporation. For the year ended December 31, 2014, we recorded a tax provision of $0.2 million. The effective tax rate for the year ended December 31, 2014 differs from the 35% statutory tax rate primarily due to the differences between the financial statement basis and tax basis of certain assets upon conversion to a taxable entity at the time of our IPO, resulting in a net deferred tax asset. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.
Lots Owned and Controlled

	December 31,
		Increase/(Decrease)			Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
Lots Owned
Southern California	123	3	3%	120	(49)	(29)%	169
Northern California	289	19	7%	270	53	24%	217
Total	412	22	6%	390	4	1%	386
Lots Controlled (1)
Southern California	754	415	122%	339	85	33%	254
Northern California	152	(48)	(24)%	200	47	31%	153
Fee Building Projects (2)	1,422	317	29%	1,105	(206)	(16)%	1,311
Total	2,328	684	42%	1,644	(74)	(4)%	1,718
Total Lots Owned and Controlled	2,740	706	35%	2,034	(70)	(3)%	2,104

(1)
Includes lots that we control under purchase contracts or non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2015 were land purchases, land development, home construction, repayments of our senior unsecured revolving credit facility, operating expenses and the payment of routine liabilities. Our principal sources of capital for the year ended December 31, 2015 were advances from our senior unsecured revolving credit facility, distributions from our unconsolidated joint ventures, cash generated from home sales activities and the sale of common stock in our follow-on offering.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we and our unconsolidated joint ventures are actively acquiring and developing lots to increase our lot supply and community count. As we continue to expand our business, we expect cash outlays for land purchases, land development and home construction to exceed our cash generated by operations.
We exercise strict controls and believe we have a prudent strategy for companywide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended 2015 with $45.9 million of cash and cash equivalents, a $1.8 million increase from December 31, 2014, primarily as a result of $47.3 million in net proceeds from our follow-on offering, net income of $21.7 million, net distributions of equity from our unconsolidated joint ventures of $17.0 million, partially offset by the growth in our community count and increased investment in real estate inventories of $69.3 million and net repayments of our notes payable of $27.2 million. We intend to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of December 31, 2015 and 2014, we had $16.7 million and $11.9 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and account receivable as of the same dates included $17.8 million and $13.2 million, respectively, related to the payment of the above payables. As of December 31,

2015, we have not experienced any losses from uncollectable contracts and accounts receivable related to our fee building projects.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2015, we had $208.9 million of aggregate loan commitments, of which $83.1 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our senior unsecured revolving credit facility contains certain financial covenants that limits the amount of leverage we can maintain. However, our certificate of incorporation does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.
Land Acquisition Notes
During 2012, we entered into a term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. The total available commitment under the note is $6.0 million, all of which had been funded as of December 31, 2015. During February 2016, we made a principal reduction payment of $2.0 million and extended the maturity date of the note. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.
Secured Construction Notes
In May 2014, we entered into two secured construction loans with a bank related to model and production homes for a specific project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.50% as of December 31, 2015. The total commitment under the construction loans is $2.9 million, with funding and repayment requirements based on the project development and sales cycle. As of December 31, 2015, we had $0.7 million available to borrow under the construction loans subject to certain funding criteria. The loans mature on November 27, 2016. Interest is payable monthly, with all unpaid principal and interest due at maturity.
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the "Credit Facility") with a bank group. During 2015, the Credit Facility was upsized by $50 million and $25 million in May and December, respectively, by exercising the accordion provision. As of December 31, 2015, the total commitment under such Credit Facility was $200 million, of which $74.9 million was outstanding and $125.1 million was available. The maturity date under the Credit Facility is April 30, 2018 and has the potential for a one-year extension, subject to specified conditions and the payment of an extension fee. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2015, the interest rate under the facility was 3.18%.
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below, and as described and defined further in the Credit Facility:

Financial Covenant	Actual at December 31, 2015	Covenant Requirement at December 31, 2015
	(Dollars in thousands)
Unencumbered Liquid Assets	$45,874	$7,000
EBITDA to Interest Incurred	8.0 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$219,796	$157,186
Leverage Ratio	17%	< 65%
Adjusted Leverage Ratio (1)	29%	< 50%

(1)    Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity.

As of December 31, 2015 and 2014, we were in compliance with all financial covenants.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Notes payable, including unsecured revolving credit facility	$83,082	$113,751
Equity, exclusive of noncontrolling interest	220,775	148,084
Total capital	$303,857	$261,835
Ratio of debt-to-capital (1)	27.3%	43.4%

Notes payable, including unsecured revolving credit facility	$83,082	$113,751
Less: cash, cash equivalents and restricted cash	46,254	44,340
Net debt	36,828	69,411
Equity, exclusive of noncontrolling interest	220,775	148,084
Total capital	$257,603	$217,495
Ratio of net debt-to-capital (2)	14.3%	31.9%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of noncontrolling interest.

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

Cash Flows — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
For the year ended December 31, 2015 as compared to the year ended December 31, 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $32.3 million in 2015 versus $112.2 million in 2014. The change was primarily a result of an increase in net income and a reduction in cash outflows for real estate inventories to $69.3 million in 2015 compared to $119.6 million in 2014. The significant investment in real estate inventories in 2014 was the result of the investment in a number of new wholly-owned projects subsequent to the IPO. In 2015, we continued to invest in wholly-owned communities, but were able to utilize favorable lot option takedown structures that defrayed a portion of the upfront capital to acquire land. In addition, we delivered more homes in 2015 as compared to the prior year, which partially offset land acquisition and construction costs capitalized to inventory as compared to the prior year.

•
Net cash provided by investing activities was $16.6 million in 2015 compared to net cash used in investing activities of $24.9 million in 2014. For the year ended December 31, 2015, our net distributions from unconsolidated joint ventures increased to $17.0 million compared to net contributions of $24.0 million during the year ended December 31, 2014 and was the primary reason net cash provided by investing activities increased. The increase in distributions related to the increase in total revenues of the unconsolidated joint ventures, as well as being at the later stages of certain joint ventures, where there was more cash available to distribute.

•
Net cash provided by financing activities was $17.5 million in 2015 versus $171.6 million in 2014. The change was primarily driven by net paydowns of notes payable in 2015 of $27.2 million versus net borrowings of $95.9 million during 2014. In addition, 2015 included the follow-on issuance of common stock of $47.3 million while 2014 included net proceeds from the IPO of $75.8 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2015, we had $8.2 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $377.1 million (net of deposits).

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

We have provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure performance under the loans and maintain certain LTV ratios. We have also entered into agreements with our partners in each of the unconsolidated joint ventures whereby we and our partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide us, to the extent our partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the agreements comprise acquisition and development loans, construction revolvers and model loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2015 and 2014, $74.1 million and $61.4 million, respectively, was outstanding under the loans and credit enhanced by us through LTV maintenance agreements. Under the terms of the joint venture agreements, our proportionate share of LTV maintenance agreement liabilities was 30.3% and 12.6%, respectively, as of December 31, 2015 and 2014. In addition, we have provided completion guaranties regarding specific performance for certain projects whereby we are required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, then we would be subject to financial liability under such completion guaranties. Typically, under such terms of our joint venture agreements, we have the right to apportion the respective share of any liabilities funded under such completion guaranties to our partners.

Off-Balance Sheet Arrangements

As of December 31, 2015, we held membership interests in 14 unconsolidated joint ventures, 10 of which related to homebuilding activities and four of which related to land development as noted below. We were a party to five loan-to-value maintenance agreements related to unconsolidated joint ventures as of December 31, 2015. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2015:

			December 31, 2015
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(2)
Joint Venture (Project Name)			Assets	Debt(1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC (Lambert Ranch)	2010	Irvine, CA	$2,443	$—	$201	—%	N/A	$—
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	3,046	—	1,149	—%	N/A	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	72,807	19,305	48,974	28%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro)(3)	2012	Santa Clarita, CA	11,211	6,747	2,514	73%	Yes	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, CA	16,270	—	8,544	—%	N/A	—
Encore McKinley Village LLC (McKinley Village)(4)	2013	Sacramento, CA	51,986	774	47,670	2%	No	1,132
TNHC San Juan LLC (Oliva)(5)	2013	San Juan Capistrano, CA	42,462	14,104	26,539	35%	Yes	—
TNHC Russell Ranch LLC (Russell Ranch)(3)(4)(6)	2013	Folsom, CA	44,189	20,000	23,525	46%	No	16,850
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	14,680	—	110	—%	N/A	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, CA	52,170	19,855	28,831	41%	Yes	72
TNHC-HW Cannery LLC (Cannery Park)(6)	2013	Davis, CA	43,064	—	31,040	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch)(3)(6)	2014	Corona, CA	90,637	—	90,170	—%	N/A	316
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	37,883	14,105	20,947	40%	Yes	—
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	3,069	—	3,000	—%	N/A	5,650

Total Unconsolidated Joint Ventures			$485,917	$94,890	$333,214	22%		$24,020

(1)
Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2015 are as follows: $16.4 million matures in 2016, $77.7 million matures in 2017, $0 matures in 2018 and $0.8 million matures in 2019.

(2)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2015. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	This joint venture was dissolved in January 2016 and is now wholly-owned by the Company.

(6)	Land development joint ventures.
As of December 31, 2015, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the year ended December 31, 2015.

Contractual Obligations Table

The following table summarized our future estimated cash payments under existing contractual obligations as of December 31, 2015 including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under purchase and land option contracts with non-refundable deposits and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt principal payments (1)	$83,082	$8,158	$74,924	$—	$—
Long-term interest payments	11,565	5,001	6,564	—	—
Operating leases	4,364	1,419	1,567	1,378	—
Purchase obligations (2)	414,276	414,276	—	—	—
Total	$513,287	$428,854	$83,055	$1,378	$—

(1)
Long-term debt represents our senior unsecured revolving credit facility, two secured construction loans, and a note payable with a land seller. For a more detailed description of our long-term debt, please see Note 8 of the notes to our consolidated financial statements.

(2)
Includes $377.1 million (net of deposits) of the remaining purchase price of non-refundable cash deposits for land option and land purchase contracts and $37.1 million of subcontractor labor and material commitments as of December 31, 2015 for which we are responsible if the subcontractor completes the work as specified in their respective commitments, excluding purchase obligations made on behalf of the owner(s) of fee build projects for which we do not have risk of loss.

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

Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies.  We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions. Listed below are those estimates and policies that we believe are critical and require the use of complex judgment in their application and should be read in conjunction with the Notes to our Consolidated Financial Statements.

Real Estate Inventories

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs to real estate inventories. Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

We review our real estate assets at each project (including unconsolidated joint venture real estate projects) on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

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

Home Sales Revenue and Cost of Home Sales

Homebuilding revenue and cost of sales are recognized after construction is completed, a sufficient down payment has been received, title has transferred to the homebuyer, collection of the purchase price is reasonably assured and we have no continuing involvement. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs requires a substantial degree of judgment by management.

The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales in connection with the delivery of homes.

Fee Building

The Company enters into fee building agreements to provide services whereby it will build homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs, plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, Revenue Recognition (“ASC 605”), revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to customers and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

The Company also enters into fee building and management contracts with third parties and its unconsolidated joint ventures where it provides construction supervision services, as well as sales and marketing services, and does not bear financial risks for any services provided. In accordance with ASC 605, revenue from these services are recognized over a proportional performance method or completed performance method. Under this approach, revenue is earned as services are provided in proportion to total services expected to be provided to the customer or on a straight line basis if the pattern of performance cannot be determined while costs are recognized as incurred. Revenue recognition for any portion of the fees earned from these services that are contingent upon a financial threshold or specific event is deferred until the threshold is achieved or the event occurs.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

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

Investments in our unconsolidated joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly.

In addition, the Company has provided credit enhancements in connection with joint venture borrowings such as loan-to-value maintenance agreements, construction completion agreements, and environmental indemnities.  In many cases, we share these obligations with our joint venture partners, and in some cases, we are solely responsible for such obligations.  Through December 31, 2015, the Company has not made any payments related to these credit enhancements. For further discussion regarding these credit enhancements, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Contractual Obligations” and Note 11 to the Consolidated Financial Statements.

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one-year periods. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. Due to the Company’s limited history related to homebuilding sales, the Company also considers the historical experience of its peers in determining the amount of its warranty accrual. In addition, the Company receives warranty payments from its customers for certain of its fee building projects where it has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. Changes in existing tax laws and tax rates also affect actual tax results and the valuation of deferred tax assets over time.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances.  Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) and ASC 505-50, Equity – Equity Based Payments to Non-Employees (“ASC 505-50”).

ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in a company's financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

ASC 505-50 requires that if an employee becomes a non-employee and continues to vest in a share-based award pursuant to the award's original terms, the award be treated as an award to a non-employee prospectively, provided the individual is required to continue providing services to the employer (such as consulting services). These awards are to be accounted for prospectively, such that the fair value of the award will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the agreement have been completed. ASC 505-50 requires that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee.

The determination of the fair value of share-based awards at the grant date, or subsequent remeasurment dates under ASC 505-50, requires judgment in developing assumptions and involves a number of variables.  These variables include, but are not limited to:  expected stock-price volatility over the term of the awards and expected stock option exercise behavior.  Additionally, judgment is required in estimating the number of share-based awards that are expected to be forfeited and, in the case of performance share awards, the level of performance that will be achieved and the number of shares that will be earned.  If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be significantly impacted.

Recently Issued Accounting Standards
See Note 1 to the accompanying notes to consolidated financial statements included in this annual report on Form 10-K.

JOBS Act

We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation, shareholder advisory votes on golden parachute compensation and the extended transition period for complying with the new or revised accounting standards.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our variable rate debt consists of our senior unsecured revolving credit facility (the "Credit Facility") and two secured construction loans. Based on the short-term duration of LIBOR rates, the fair value of debt under the Credit Facility approximates the carrying value. The fair value of our two secured construction loans are prime-based borrowings which float with changes in the prime rate and, as such approximate the carrying value.

	Expected Maturity Date
	2016	2017 - 2020	Thereafter	Total	Estimate Fair Value
	(Dollars in thousands)
Liabilities:
Variable rate debt	$2,158	$74,924	$—	$77,082	$77,082
Weighted Average Interest Rate	5.5%	3.1%	—%	3.2%	—%
Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth beginning on page 56.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing controls and procedures specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
The New Home Company Inc.

We have audited the accompanying consolidated balance sheets of The New Home Company Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Home Company Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 26, 2016

THE NEW HOME COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$45,874	$44,058
Restricted cash	380	283
Contracts and accounts receivable	23,960	13,164
Due from affiliates	979	2,662
Real estate inventories	209,918	163,564
Investment in unconsolidated joint ventures	60,572	60,564
Other assets	9,587	7,663
Total assets	$351,270	$291,958

Liabilities and equity
Accounts payable	$26,371	$16,581
Accrued expenses and other liabilities	19,827	11,200
Due to affiliates	293	—
Unsecured revolving credit facility	74,924	100,474
Other notes payable	8,158	13,277
Total liabilities	129,573	141,532
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,543,130 and 16,448,750, shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	205	164
Additional paid-in capital	194,437	143,475
Retained earnings	26,133	4,445
Total The New Home Company Inc. stockholders' equity	220,775	148,084
Noncontrolling interest in subsidiary	922	2,342
Total equity	221,697	150,426
Total liabilities and equity	$351,270	$291,958
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$280,209	$56,094	$35,663
Fee building, including management fees from unconsolidated joint ventures of $12,426, $9,582 and $8,251, respectively	149,890	93,563	47,565
	430,099	149,657	83,228
Expenses:
Cost of homes sales	240,030	47,660	28,980
Cost of fee building	139,677	89,057	42,317
Selling and marketing	8,943	3,166	1,772
General and administrative	20,278	12,420	7,107
	408,928	152,303	80,176
Equity in net income of unconsolidated joint ventures	13,767	8,443	4,735
Guaranty fee income	—	19	114
Other expense, net	(1,027)	(813)	(905)
Income before taxes	33,911	5,003	6,996
Provision for taxes	(12,533)	(246)	(290)
Net income	21,378	4,757	6,706
Net loss attributable to noncontrolling interest	310	30	—
Net income attributable to The New Home Company Inc.	$21,688	$4,787	$6,706

Earnings per share attributable to The New Home Company Inc.
Basic	$1.29	$0.30	$0.85
Diluted	$1.28	$0.30	$0.85
Weighted average shares outstanding:
Basic	16,767,513	15,927,917	7,905,757
Diluted	16,941,088	15,969,199	7,905,757
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity					Members’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2012	—	$—	$—	$—	$—	$35,575	$—	$35,575
Net income (loss)	—	—	—	—	—	6,706	—	6,706
Contributions from members	—	—	—	—	—	21,600	—	21,600
Noncontrolling interest contribution	—	—	—	—	—	—	1,171	1,171
Equity-based compensation expense	—	—	—	—	—	475	—	475
Balance at December 31, 2013	—	—	—	—	—	64,356	1,171	65,527
Net income (loss)	—	—	—	4,445	4,445	342	(30)	4,757
Noncontrolling interest contribution	—	—	—	—	—	—	1,253	1,253
Noncontrolling interest distribution	—	—	—	—	—	—	(52)	(52)
Equity-based compensation expense	—	—	2,005	—	2,005	317	—	2,322
Conversion of members’ equity into common stock	8,636,250	86	64,929	—	65,015	(65,015)	—	—
Issuance of common stock, net of issuance costs	8,984,375	90	87,710	—	87,800	—	—	87,800
Repurchase of common stock	(1,171,875)	(12)	(11,977)	—	(11,989)	—	—	(11,989)
Deductible transaction costs and additional contribution of deferred tax assets from IPO	—	—	808	—	808	—	—	808
Balance at December 31, 2014	16,448,750	164	143,475	4,445	148,084	—	2,342	150,426
Net income (loss)	—	—	—	21,688	21,688	—	(310)	21,378
Noncontrolling interest contribution	—	—	—	—	—	—	1,301	1,301
Noncontrolling interest distribution	—	—	—	—	—	—	(2,411)	(2,411)
Stock-based compensation expense	—	—	3,884	—	3,884	—	—	3,884
Minimum tax withholding paid on behalf of employees for stock awards	—	—	(248)	—	(248)	—	—	(248)
Excess tax benefits from stock-based compensation	—	—	97	—	97	—	—	97
Shares issued through stock plans	69,380	1	16	—	17	—	—	17
Issuance of common stock, net of issuance costs	4,025,000	40	47,213	—	47,253	—	—	47,253
Balance at December 31, 2015	20,543,130	$205	$194,437	$26,133	$220,775	$—	$922	$221,697

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating activities:
Net income	$21,378	$4,757	$6,706
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(1,675)	(5,819)	—
Amortization of equity based compensation	3,884	2,322	475
Excess tax benefits from stock-based compensation	(97)	—	—
Distributions of earnings from unconsolidated joint ventures	18,477	6,040	6,930
Equity in net income of unconsolidated joint ventures	(13,767)	(8,443)	(4,735)
Deferred profit from unconsolidated joint ventures	(1,603)	—	—
Depreciation and amortization	473	381	200
Abandoned project costs	635	754	875
Net changes in operating assets and liabilities:
Restricted cash	(97)	(153)	14
Contracts and accounts receivable	(10,796)	(5,986)	(1,128)
Due from affiliates	1,683	(2,104)	(507)
Real estate inventories	(69,289)	(119,605)	(21,754)
Other assets	(304)	3,388	(3,198)
Accounts payable	9,790	7,893	733
Accrued expenses and other liabilities	8,712	4,349	3,592
Due to affiliates	293	—	—
Net cash used in operating activities	(32,303)	(112,226)	(11,797)
Investing activities:
Purchases of property and equipment	(418)	(883)	(359)
Contributions to unconsolidated joint ventures	(15,028)	(34,610)	(22,028)
Distributions of capital from unconsolidated joint ventures	32,026	10,609	13,901
Net cash provided by (used in) investing activities	16,580	(24,884)	(8,486)
Financing activities:
Net proceeds from issuance of common stock	47,253	87,800	—
Repurchase of common stock	—	(11,989)	—
Cash contributions from members	—	—	21,600
Cash distributions to noncontrolling interest in subsidiary	(2,411)	(52)	—
Proceeds from issuance of unsecured notes to members	—	—	1,055
Borrowings from credit facility and other notes payable	103,002	111,636	25,007
Repayments of credit facility and other notes payable	(130,171)	(15,768)	(23,846)
Minimum tax withholding paid on behalf of employees for stock awards	(248)	—	—
Excess tax benefits from stock-based compensation	97	—	—
Proceeds from exercise of stock options	17	—	—
Net cash provided by financing activities	17,539	171,627	23,816
Net increase in cash and cash equivalents	1,816	34,517	3,533
Cash and cash equivalents – beginning of year	44,058	9,541	6,008
Cash and cash equivalents – end of year	$45,874	$44,058	$9,541
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Income taxes paid	$11,261	$1,470	$245
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$—	$17,000	$—
Purchase of real estate with notes payable to affiliate	$747	$—	$—
Note payable with member for equity investment	$—	$—	$2,055
Distribution from unconsolidated joint ventures in lieu of cash	$—	$—	$1,083
Contribution of real estate to unconsolidated joint ventures	$18,828	$1,890	$17,052
Contribution of real estate from noncontrolling interest in subsidiary	$1,301	$1,252	$1,172
Deductible transaction costs and additional contribution of deferred tax assets from IPO	$—	$808	$—
See accompanying notes to the consolidated financial statements.

1.    Organization and Summary of Significant Accounting Policies

Organization

The New Home Company Inc. (the “Company”), a Delaware Corporation, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling homes in California and Arizona.

Initial Public and Follow-On Offerings

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

On December 9, 2015, the Company completed a follow-on equity offering, issuing and selling 4,025,000 shares of common stock (including 525,000 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares from the Company) at a public offering price of $12.50 per share. The Company received proceeds of $47.3 million, net of the underwriting discount and offering expenses. After the closing of the follow-on offering, the Company had 20,541,546 common shares outstanding.

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

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments. Corporate is a non-operating segment.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.4 million and $0.3 million as of December 31, 2015 and 2014, respectively, is held in accounts for payment of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs. Pre-acquisition costs, including non-refundable land deposits, are expensed to other expense, net, when we determine continuation of the prospective project is not probable.

Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each project. Changes in estimated development costs are generally allocated prospectively to remaining homes in the project.

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. We review our real estate assets at each project on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the years ended December 31, 2015, 2014 and 2013, no impairment adjustments relating to homebuilding real estate inventories were recorded.

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest (“ASC 835”). Interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from or increase in loss from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

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

Fee Building

The Company enters into fee building agreements to provide services whereby it will build homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs, plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, Revenue Recognition (“ASC 605”), revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to customers and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

The Company also enters into fee building and management contracts with third parties and its unconsolidated joint ventures where it provides construction supervision services, as well as sales and marketing services, and does not bear financial risks for any services provided. In accordance with ASC 605, revenue from these services are recognized over a proportional performance method or completed performance method. Under this approach, revenue is earned as services are provided in proportion to total services expected to be provided to the customer or on a straight line basis if the pattern of performance cannot be determined while costs are recognized as incurred. Revenue recognition for any portion of the fees earned from these services that are contingent upon a financial threshold or specific event is deferred until the threshold is achieved or the event occurs.

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the years ended December 31, 2015, 2014 and 2013, one customer comprised 92%, 87% and 75% of fee building revenue, respectively. As of December 31, 2015 and 2014, one customer comprised 74% and 98% of contracts and accounts receivables, respectively.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.

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

As of December 31, 2015 and 2014, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of December 31, 2015 and 2014, the third-party investor had made contributions of $0.9 million and $2.3 million, respectively, net of losses and distributions.

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

As of December 31, 2015 and 2014, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

Investments in our unconsolidated joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The unconsolidated joint ventures accounting policies are generally consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2015, 2014 and 2013, no impairments related to investment in unconsolidated joint ventures were recorded.

The Company selectively provides loan-to-value (“LTV”) maintenance agreements and completion guaranties for debt held by its unconsolidated joint ventures. Such arrangements facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. Refer to Note 11 for more information discussing the LTV agreements and completion guaranties.

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. All other selling and marketing costs, such as commissions and advertising, are expensed in the period incurred.

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one-year periods. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. Due to the Company’s limited history related to homebuilding sales, the Company also considers the historical experience of its peers in determining the amount of its warranty accrual. In addition, the Company receives warranty payments from its customers for certain of its fee building projects where it has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions.
As of December 31, 2015 and 2014, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and included in other assets in the accompanying consolidated balance sheets and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the term of the lease. For the years ended December 31, 2015, 2014 and 2013, the Company incurred depreciation and amortization expense of $0.5 million, $0.4 million and $0.2 million, respectively.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). As a result of the conversion from an LLC to a taxable entity in connection with the Company's IPO, the Company recognized a cumulative net deferred tax asset of $1.5 million related to the difference between the financial statement basis and tax basis of the assets and liabilities as of January 30, 2014. Subsequent to the conversion, the consolidated provision for, or benefit from, income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) and ASC 505-50, Equity – Equity Based Payments to Non-Employees (“ASC 505-50”).

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

ASC 505-50 requires that Mr. Davis' award be accounted for prospectively, such that the fair value of the award will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Davis have been completed. ASC 505-50 requires that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee.

Recently Issued Accounting Standards

The Company qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As previously disclosed, the Company has chosen, irrevocably, to “opt out” of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which delayed the effective date of ASU 2014-09 by one year. As a result, for public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted, but not before the original effective date. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Our adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Our adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Our adoption of ASU 2015-15 is not expected to have a material effect on our consolidated financial statements and related disclosures.

2.    Computation of Earnings Per Share
Basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.
The following table sets forth the components used in the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$21,688	$4,787	$6,706

Denominator:
Basic weighted-average shares outstanding	16,767,513	15,927,917	7,905,757
Effect of dilutive shares:
Stock options and unvested restricted stock units	173,575	41,282	—
Diluted weighted-average shares outstanding	16,941,088	15,969,199	7,905,757

Basic earnings per share attributable to The New Home Company Inc.	$1.29	$0.30	$0.85
Diluted earnings per share attributable to The New Home Company Inc.	$1.28	$0.30	$0.85

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	7,414	796,864	—

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$139,677	$89,056
Estimated earnings	10,213	4,506
	149,890	93,562
Less: amounts collected during the period	(132,109)	(80,404)
Contracts receivable	$17,781	$13,158

Contracts receivable:
Billed	$—	$2
Unbilled	17,781	13,156
	17,781	13,158
Accounts receivable:
Escrow receivables	6,179	—
Other receivables	—	6
Contracts and accounts receivable	$23,960	$13,164

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of December 31, 2015 and 2014 are expected to be billed and collected within 90 days. Accounts payable at December 31, 2015 and 2014 includes $16.7 million and $11.9 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories
Real estate inventories are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deposits and pre-acquisition costs	$17,133	$9,349
Land held and land under development	57,659	48,990
Homes completed or under construction	109,805	87,072
Model homes	25,321	18,153
	$209,918	$163,564

All of our deposits and pre-acquisition costs are non-refundable, except for $0.5 million and $0 as of December 31, 2015 and 2014, respectively.
Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirects, permits, materials and labor. Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits.

Interest Capitalization
Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. For the years ended December 31, 2015, 2014 and 2013 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest incurred	$4,722	$1,857	$1,060
Interest capitalized	(4,722)	(1,857)	(1,060)
Interest expensed	$—	$—	$—

Capitalized interest in beginning inventory	$2,328	$1,003	$493
Interest capitalized as a cost of inventory	4,722	1,857	1,060
Contribution to unconsolidated joint venture	(264)	—	—
Interest previously capitalized as a cost of inventory, included in cost of sales	(2,511)	(532)	(550)
Interest previously capitalized as a cost of inventory, included in other expense	(85)	—	—
Capitalized interest in ending inventory	$4,190	$2,328	$1,003
Contribution to unconsolidated joint venture relates to interest capitalized as a cost of inventory, which was contributed by the Company to TNHC Tidelands LLC, an unconsolidated joint venture formed by the Company on June 29, 2015.

5.    Unconsolidated Joint Ventures

As of December 31, 2015 and 2014, the Company had ownership interests in 14 and 12, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Cash and cash equivalents	$53,936	$45,037
Restricted cash	12,279	14,981
Real estate inventories	415,730	459,770
Other assets	3,972	1,822
Total assets	$485,917	$521,610

Accounts payable and accrued liabilities	$57,813	$52,601
Notes payable	94,890	87,994
Total liabilities	152,703	140,595
The Company's equity	60,572	60,564
Other partners' equity	272,642	320,451
Total equity	333,214	381,015
Total liabilities and equity	$485,917	$521,610
Debt-to-capitalization ratio	22.2%	18.8%

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Revenues	$409,881	$271,385	$183,710
Cost of sales	317,731	209,267	133,982
Gross margin	92,150	62,118	49,728
Operating expenses	26,956	20,944	14,294
Net income of unconsolidated joint ventures	$65,194	$41,174	$35,434
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$13,767	$8,443	$4,735

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee from its unconsolidated joint ventures based on each project’s revenues. For the years ended December 31, 2015, 2014 and 2013, the Company earned $12.4 million, $9.6 million, and $8.3 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of operations.

6.    Other Assets
Other assets consist of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax asset	$7,516	$5,841
Property and equipment, net of accumulated depreciation	929	984
Prepaid loan fees	—	307
Prepaid expenses	1,127	500
Other assets	15	31
	$9,587	$7,663

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Warranty accrual	$4,181	$1,578
Accrued compensation and benefits	5,106	4,680
Accrued interest	453	268
Completion reserve	1,168	219
Accrued professional fees	212	414
Income taxes payable	6,780	3,930
Deferred profit from unconsolidated joint ventures	1,603	—
Other accrued expenses	324	111
	$19,827	$11,200

Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.
Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$1,277	$810	$464
Warranty provision for homebuilding projects	2,802	562	360
Warranty payments for homebuilding projects	(233)	(95)	(14)
Ending warranty accrual for homebuilding projects	3,846	1,277	810

Beginning warranty accrual for fee building projects	301	264	295
Warranty provision for fee building projects	57	62	—
Warranty efforts for fee building projects	(23)	(25)	(31)
Ending warranty accrual for fee building projects	335	301	264
Total ending warranty accrual	$4,181	$1,578	$1,074

8.    Unsecured Revolving Credit Facility and Other Notes Payable
Notes payable consisted of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Senior unsecured revolving credit facility	$74,924	$100,474
Note payable with land seller	6,000	9,500
Construction loans	2,158	3,777
	$83,082	$113,751

The Company has a senior unsecured revolving credit facility (the "Credit Facility") with a bank group. During 2015, the Credit Facility was upsized by $50 million and $25 million in May and December, respectively, by exercising the accordion provision. As of December 31, 2015, the total commitment under such Credit Facility was $200 million, of which $74.9 million was outstanding and $125.1 million was available. The maturity date under the Credit Facility is April 30, 2018 and has the potential for a one-year extension, subject to specified conditions and the payment of an extension fee. The Company may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. The Company may incur costs associated with unused commitment fees pursuant to the terms of the Credit Facility. No such costs were accrued and payable as of December 31, 2015 and 2014. As of December 31, 2015, the interest rate under the facility was 3.18%. In connection with the agreement, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA to interest incurred. As of December 31, 2015, the Company was in compliance with all financial covenants.
In 2012, the Company entered into a $9.5 million term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. During 2015, we made principal payments of $3.5 million. During February 2016, we made a principal reduction payment of $2.0 million and extended the maturity date of the note. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.
In May 2014, the Company entered into two construction loans with a bank related to model and production homes for a project. The loans are secured by real estate and bear interest at the bank's prime rate plus 2.0%, or 5.50% at December 31, 2015. The total commitment under the construction loans is $2.9 million. As of December 31, 2015, the Company had $0.7 million available to borrow under the construction loans subject to certain funding criteria. The loans mature on November 27, 2016. Interest is payable monthly with all unpaid principal and interest due at maturity.

Notes payable have stated maturities as follows for the years ending December 31 (dollars in thousands):

2016	$8,158
2017	—
2018	74,924
$83,082

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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, contracts and accounts receivable, due from affiliates, accounts payable, accrued expenses and other liabilities, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and due to affiliates is not determinable due to the related party nature of such amounts. As of December 31, 2015 and 2014, the fair value of the Company's notes payable approximated the carrying value. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy. Estimated fair values of the outstanding notes payable at December 31, 2015 and 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the years ended December 31, 2015, 2014 and 2013, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. As of December 31, 2015 and 2014, the Company did not have any accruals for asserted or unasserted matters.
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
Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. At December 31, 2015 and 2014, the Company had outstanding surety bonds totaling $33.6 million and $18.8 million, respectively. The estimated remaining costs to complete of such improvements was $17.0 million and $12.2 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of December 31, 2015, the Company and its affiliated joint ventures had $3.6 million in outstanding letters of credit issued under this facility.
Leases
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 6,800 square feet through April 2017 in Roseville, approximately 6,100 square feet through May 2018 in Walnut Creek, approximately 1,400 square feet through July 2018 in Agoura Hills and approximately 2,000 square feet through January 2018 in Scottsdale. As of December 31, 2015, the future minimum lease payments under non-cancelable operating leases, primarily associated with our office facilities, are as follows (dollars in thousands):

2016	$1,419
2017	899
2018	668
2019	682
2020	696
Thereafter	—
$4,364

For the years ended December 31, 2015, 2014 and 2013, rental expense was $0.9 million, $0.7 million and $0.5 million, respectively, and is included in general and administrative expenses.

11.    Related Party Transactions
During the years ended December 31, 2015, 2014 and 2013, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $11.3 million, $8.0 million and $5.4 million, respectively. As of December 31, 2015 and 2014, $0.3 million and $1.1 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into Management Agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the years ended December 31, 2015, 2014 and 2013, the Company earned $12.4 million, $9.6 million, and $8.3 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, $0.7 million and $1.6 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure performance under the loans and maintain certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the agreements comprise acquisition and development loans, construction revolvers and model loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2015 and 2014, $74.1 million and $61.4 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was 30.3% and 12.6%, respectively, as of December 31, 2015 and 2014. In addition, the Company has provided completion guaranties regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any liabilities funded under such completion guaranties to its partners. In connection with providing credit enhancements, the Company recognized $0, $18,927 and $113,562 in guaranty fee income during the years ended December 31, 2015, 2014 and 2013, respectively, in the accompanying consolidated statements of operations.
Berchtold Capital Partners, an entity owned by Mr. Michael Berchtold, one of the Company's non-employee directors, served as an advisor to the Company, providing general advice and guidance in connection with the Company's IPO, as well as assisting with the selection of the members of the Company's board of directors, the selection of and interacting with the Company's compensation consultant and advising the executives and board of managers regarding governance and compensation matters. The Company paid Berchtold Capital Partners $562,500 for these services, including $500,000 upon completion of our IPO. Amounts paid to Mr. Berchtold are included in offering expenses and were offset against the proceeds of our IPO.
One member of the Company's board of directors owns more than 10% of the Company's outstanding common stock and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. As of December 31, 2015, the Company's investment in the two unconsolidated joint ventures totaled $10.3 million.
TL Fab LP, an affiliate of Mr. Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the years ended December 31, 2015 and 2014, the Company and its unconsolidated joint ventures incurred $0.9 million and $1.2 million, respectively, for these services. Of these costs, $0.2 million and $0.1 million was due to TL Fab LP at December 31, 2015 and 2014, respectively, and included in accounts payable in the accompanying consolidated balance sheets.
On June 26, 2015 ("Transition Date"), the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. Per the agreement, Mr. Davis is expected to work approximately, but not more than, 40 consulting hours per month. For his services, he will be compensated $10,000 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Davis' outstanding restricted stock units and stock option equity awards will continue to vest in accordance with their original terms. For the year ended December 31, 2015, the Company paid Mr. Davis $70,000, excluding reimbursable expenses. Of these costs, no balance was due to Mr. Davis at December 31, 2015.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction.
During 2015, the Company purchased lots from one of its land development unconsolidated joint ventures, TNHC-HW Cannery LLC.  As a related party transaction, the Company deferred its portion of the underlying gain from the joint venture sale.  The deferred gain is recorded as a reduction to the Company’s land basis on the purchased lots and is recognized as the lots are delivered to third-party home buyers.  As of December 31, 2015, the Company has reduced its land basis by $1.3 million related to its portion of the underlying gain from the joint venture sale.  As of December 31, 2015, $1.1 million remained unrecognized, being included as a reduction to land basis within the consolidated balance sheets.
The Company’s land purchase agreement with TNHC-HW Cannery LLC also requires profit participation payments due to the joint venture upon the closing of each home.  Payment amounts are calculated based upon a percentage of Company project net profits and are due every 90 days after the first home closing.  As of December 31, 2015, $0.3 million of profit participation was due to TNHC-HW Cannery LLC, which is included in due to affiliates in the accompanying consolidated balance sheets.
On November 14, 2014, The Company entered into an option agreement with one of its unconsolidated land development joint ventures, TNHC-HW Cannery LLC to purchase lots in two phases. As noted above, the Company purchased a portion of these lots during 2015 and the option on the remaining lots was assigned to a third party, The Cannery-Davis LP. On December 23, 2015, The Cannery-Davis LP purchased the optioned lots. Subsequently, the Company entered into an option and development agreement with The Cannery-Davis LP whereby The Cannery-Davis LP will develop the property into finished lots that the Company has an option to purchase in accordance with the terms and conditions of the agreement. In accordance with ASC 360-20, Property, Plant and Equipment – Real Estate Sales (“ASC 360-20”), the Company has elected to defer its portion of the underlying gain from the joint venture's sale to The Cannery-Davis LP. At December 31, 2015, $1.2 million of the gain from this transaction is included in the accompanying consolidated balance sheets as deferred profit from unconsolidated joint ventures, which is included in accrued expenses and other liabilities. As the Company purchases lots from The Cannery-Davis LP, a pro-rata share of deferred profit is recorded as a reduction to the Company's land basis of the purchased lots. The gain is ultimately recognized when the Company delivers lots to third-party home buyers. As of December 31, 2015, the Company had not purchased any of the optioned lots from The Cannery-Davis LP.

12.    Stock-Based Compensation
On August 18, 2010, the Company granted equity based units to certain members of management valued on the date of grant at $1.9 million with a four year vesting period. Recipients of the equity based units had the right to receive certain distributions, if any, from the Company following return of capital to its equity members. The share based units vested upon completion of the IPO, and the remaining unrecognized compensation expense of $316,667 was recognized during the first quarter of 2014, and is included in general and administrative expense in the accompanying consolidated statements of operations.
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
A summary of the Company’s common stock option activity as of and for the year ended December 31, 2015 and 2014 is presented below:

	Year Ended December 31,
	2015		2014
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of year	846,874	$11.00	—	—
Granted	—	$—	872,683	$11.00
Exercised	(1,584)	$11.00	—	—
Forfeited	(4,992)	$11.00	(25,809)	$11.00
Outstanding, end of year	840,298	$11.00	846,874	$11.00
Exercisable, end of year	23,133	$11.00	—	—

A summary of the Company’s restricted stock units activity as of and for the year ended December 31, 2015 and 2014 is presented below:

	Year Ended December 31,
	2015		2014
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Units Activity
Outstanding, beginning of year	112,233	$11.36	—	—
Granted	294,355	$14.46	118,937	$11.34
Vested	(85,386)	$11.48	—	—
Forfeited	(12,816)	$13.44	(6,704)	$11.00
Outstanding, end of year	308,386	$14.20	112,233	$11.36

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Expense related to:
Equity based incentive units	$—	$317	$475
Stock options	1,184	1,128	—
Restricted stock units	2,700	877	—
	$3,884	$2,322	$475

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended December 31,
	2015	2014
Expected term (in years)	4.3	4.3
Expected volatility	49.0%	49.0%
Risk-free interest rate	1.2%	1.2%
Expected dividends	—	—
Weighted-average grant date fair value per share	$4.43	$4.43

The following table presents details of the assumptions used to calculate the re-measurement date fair value of common stock options granted to Mr. Davis by the Company in accordance with ASC 505-50 as discussed in Note 1:

December 31, 2015
Expected term (in years)	2.1
Expected volatility	28.2%
Risk-free interest rate	1.1%
Expected dividends	—
Re-measurement date fair value per share	$3.21

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At December 31, 2015, the amount of unearned stock-based compensation currently estimated to be expensed through 2018 related to unvested common stock options and restricted stock units is $3.0 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.3 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes

As discussed in Note 1, during 2013 and for the first 30 calendar days of 2014, the Company was a Delaware LLC which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members.
The provision for income taxes includes the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current provision for income taxes:
Federal	$10,822	$4,722	$195
State	3,386	1,343	56
Total	14,208	6,065	251
Deferred (benefit) provision for income taxes:
Federal	(1,522)	(4,600)	—
State	(153)	(1,219)	39
Total	(1,675)	(5,819)	39
Provision for income taxes	$12,533	$246	$290

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income before income taxes	$33,911	$5,003	$6,996
Less: Non-taxable entities income	—	—	6,365
Income before taxes of taxable entities	$33,911	$5,003	$631
Provision for income taxes at federal statutory rate	$(11,869)	$(1,751)	$(215)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(1,979)	(293)	(36)
Manufacturing deduction	1,274	225	—
Deferred tax assets upon conversion to a corporation	—	1,495	—
Tax rate change	—	100	—
State tax credits	—	—	(39)
Other	41	(22)	—
Provision for income taxes	$(12,533)	$(246)	$(290)
Effective tax rate	37.0%	4.9%	46.0%
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

	December 31,
	2015	2014
	(Dollars in thousands)
State tax	$1,300	$405
Reserves and accruals	2,128	1,096
Intangible assets	548	313
Share based compensation	1,999	817
Inventory	868	2,468
Investments in joint ventures	822	883
Depreciation	(149)	(141)
Net deferred tax asset	$7,516	$5,841

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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Revenues:
Homebuilding	$280,209	$56,094	$35,663
Fee building, including management fees	149,890	93,563	47,565
Total	$430,099	$149,657	$83,228

Income before taxes:
Homebuilding	$23,698	$497	$1,748
Fee building, including management fees	10,213	4,506	5,248
Total	$33,911	$5,003	$6,996

	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Homebuilding	$331,697	$275,611
Fee building	19,573	16,347
Total	$351,270	$291,958

15.    Pro Forma Net Income and Earnings per Share (Unaudited)
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
For the year ended December 31, 2013, the pro forma tax provision is recorded at the combined federal and state statutory rate of 40%, after utilization of cumulative net operating loss carry forwards.
Basic and diluted earnings per share and pro forma basic and diluted earnings per share give effect to the conversion of the Company's members' equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. See Note 2.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Income before taxes	$5,003	$6,996
Pro forma income tax provision to reflect the conversion to a C Corporation	(1,648)	(1,017)
Pro forma net income	3,355	5,979
Net loss attributable to noncontrolling interests	30	—
Pro forma net income attributable to The New Home Company Inc.	$3,385	$5,979
Pro forma basic earnings per share attributable to The New Home Company Inc.	$0.21	$0.76
Pro forma diluted earnings per share attributable to The New Home Company Inc.	$0.21	$0.76

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share amounts)
2015
Home sales revenue	$56,235	$19,202	$57,878	$146,894	$280,209
Cost of home sales	48,279	17,196	49,889	124,666	240,030
Homebuilding gross margin	$7,956	$2,006	$7,989	$22,228	$40,179
Fee building revenue	$46,630	$26,429	$29,099	$47,732	$149,890
Cost of fee building	43,777	25,209	27,028	43,663	139,677
Fee building gross margin	$2,853	$1,220	$2,071	$4,069	$10,213
Net income attributable to The New Home Company Inc.	$4,569	$449	$4,444	$12,226	$21,688
Basic earnings per share attributable to The New Home Company Inc. (1)	$0.28	$0.03	$0.27	$0.70	$1.29
Diluted earnings per share attributable to The New Home Company Inc. (1)	$0.28	$0.03	$0.27	$0.69	$1.28
2014
Home sales revenue	$5,050	$9,607	$8,197	$33,240	$56,094
Cost of home sales	3,981	7,918	6,922	28,839	47,660
Homebuilding gross margin	$1,069	$1,689	$1,275	$4,401	$8,434
Fee building revenue	$20,513	$12,897	$20,408	$39,745	$93,563
Cost of fee building	19,452	13,024	19,389	37,192	89,057
Fee building gross margin	$1,061	$(127)	$1,019	$2,553	$4,506
Net income (loss) attributable to The New Home Company Inc.	$1,571	$(1,045)	$(1,059)	$5,320	$4,787
Basic earnings (loss) per share attributable to The New Home Company Inc. (1)	$0.11	$(0.06)	$(0.06)	$0.32	$0.30
Diluted earnings (loss) per share attributable to The New Home Company Inc. (1)	$0.11	$(0.06)	$(0.06)	$0.32	$0.30

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations.

Report of Independent Auditors

The Members
TNHC Meridian Investors LLC

We have audited the accompanying financial statements of TNHC Meridian Investors LLC, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of operations, members’ capital, and cash flows for the two year period ended December 31, 2015, and the period from August 20, 2013 (inception) to December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Meridian Investors LLC at December 31, 2015 and 2014, and the results of its operations and its cash flows for the year period ended December 31, 2015, and the period from August 20, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 26, 2016

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2015	2014

Assets
Cash	$54,177	$1,162,032
Investment in unconsolidated joint venture	4,500,755	19,482,073
Total assets	$4,554,932	$20,644,105

Liabilities and members’ capital
Accounts payable	$26,000	$—
Due to affiliates (Note 2)	—	75,198
	26,000	75,198

Commitments and contingencies (Note 3)

Members’ capital	4,528,932	20,568,907
Total liabilities and members’ capital	$4,554,932	$20,644,105

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Operations
			Period from August 20, 2013 (Inception) to

	Year Ended December 31		December 31
	2015	2014	2013

Revenues:
Management fee revenues from affiliates (Note 2)	$4,071,046	$2,150,378	$416,000

Expenses:
Overhead fees to the Members (Note 2)	4,071,046	2,150,378	416,000
General and administrative expenses	58,777	7,245	90,800
	4,129,823	2,157,623	506,800

Net operating loss	(58,777)	(7,245)	(90,800)

Equity in net income (loss) of unconsolidated joint venture	16,319,542	3,885,517	(203,564)
Net income (loss)	$16,260,765	$3,878,272	$(294,364)

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Years Ended December 31, 2015 and 2014
and Period from August 20, 2013 (Inception) to December 31, 2013

	The New Home
	Company
	Southern	IHP
	California LLC	Meridian LLC	Total

Balance at August 20, 2013 (Inception)	$—	$—	$—
Contributions	14,369,677	10,480,049	24,849,726
Distributions	(8,214,727)	—	(8,214,727)
Net loss	(147,182)	(147,182)	(294,364)
Balance at December 31, 2013	6,007,768	10,332,867	16,340,635
Contributions	129,500	220,500	350,000
Net income	1,473,227	2,405,045	3,878,272
Balance at December 31, 2014	7,610,495	12,958,412	20,568,907
Distributions	(13,326,079)	(18,974,661)	(32,300,740)
Net income	7,980,050	8,280,715	16,260,765
Balance at December 31, 2015	$2,264,466	$2,264,466	$4,528,932

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows
			Period from August 20, 2013 (Inception) to

	Year Ended December 31		December 31
	2015	2014	2013
Operating activities
Net income (loss)	$16,260,765	$3,878,272	$(294,364)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Distributions of earnings from unconsolidated joint venture	14,500,860	999,880	—
Equity in net (income) loss of unconsolidated joint venture	(16,319,542)	(3,885,517)	203,564
Net changes in operating assets and liabilities:
Accounts payable	26,000	—	—
Due to affiliates	(75,198)	75,198	—
Net cash provided by (used in) operating activities	14,392,885	1,067,833	(90,800)

Investing activities
Contributions to unconsolidated joint venture	—	(350,000)	(8,029,558)
Distributions of equity from unconsolidated joint venture	16,800,000	—	4,618,808
Net cash provided by (used in) investing activities	16,800,000	(350,000)	(3,410,750)

Financing activities
Members’ capital contributions	—	350,000	11,810,476
Members’ capital distributions	(32,300,740)	—	(8,214,727)
Net cash (used in) provided by financing activities	(32,300,740)	350,000	3,595,749

Net (decrease) increase in cash	(1,107,855)	1,067,833	94,199
Cash at beginning of period	1,162,032	94,199	—
Cash at end of period	$54,177	$1,162,032	$94,199

Supplemental disclosures of cash flow information
Real estate contributed in lieu of cash for members' capital	$—	$—	$13,039,250

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2015

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

Pursuant to the operating agreement, the Special Preferred Return on Unreturned Special Capital Contributions, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Unreturned Capital Contributions for both Members is 12% per annum, compounded monthly. During 2015, the Unreturned Capital Contributions and all associated preferred return have been returned to the partners, as such, no additional preferred return distributions are expected as of December 31, 2015.
The following is a summary of the preferred returns for the Members as of December 31, 2015:

	TNHC	IHP	Total

Cumulative Special Preferred Return	$—	$—	$—
Cumulative Special Preferred distributions	—	—	—
Cumulative Preferred Return	1,753,940	2,986,420	4,740,360
Cumulative Preferred distributions	(1,753,940)	(2,986,420)	(4,740,360)
Remaining undistributed preferred return	$—	$—	$—

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
As of December 31, 2015 and 2014, the Company was not required to consolidate any VIEs. In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE.
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
As of December 31, 2015 and 2014, the Company concluded that the Unconsolidated Joint Venture was not a variable interest entity and it did not control the entity, therefore the Company accounted for this entity under the equity method of accounting. Under the Unconsolidated Joint Venture operating agreement, capital contributions are determined based on the operating budgets and needs of the Unconsolidated Joint Venture, which vary throughout the life of the Unconsolidated Joint Venture based on the circumstances unique to the Unconsolidated Joint Venture.

As of December 31, 2015, the Company had an ownership and percentage interest in one unconsolidated joint venture, with an ownership percentage of 32% and a percentage interest percentage of 50%. Investment in the Unconsolidated Joint Venture is accounted for under the equity method of accounting. Under the equity method, the Company recognizes its proportionate share of earnings and losses generated by the Unconsolidated Joint Venture upon the delivery of lots or homes to third parties.
The Company reviews the real estate inventory held by the Unconsolidated Joint Venture for impairments whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company also reviews its investment in the Unconsolidated Joint Venture for evidence of other-than-temporary declines in value.
To the extent the Company deems any portion of its investment in the Unconsolidated Joint Venture as not recoverable, the Company impairs its investment accordingly. As of December 31, 2015 and 2014, the Company determined that no portion of its investment in the Unconsolidated Joint Venture was impaired.

The balance sheets for the Unconsolidated Joint Venture are as follows:

	December 31
	2015	2014

Cash	$12,021,389	$10,925,677
Restricted cash	500,000	500,000
Real estate inventories	3,694,238	79,688,329
Total assets	$16,215,627	$91,114,006

Accounts payable	$4,573,627	$8,083,611
Accrued expenses and other liabilities	3,076,484	1,214,572
Due to affiliate	49,280	168,924
Note payable	—	17,730,943
Note payable to member	—	4,268,291
Total liabilities	7,699,391	31,466,341

The Company’s equity	4,258,118	19,239,436
Other member’s equity	4,258,118	40,408,229
Total equity	8,516,236	59,647,665
Total liabilities and equity	$16,215,627	$91,114,006

During the period from March 1, 2013 to August 20, 2013, TNHC recognized $242,638 in losses related to the Unconsolidated Joint Venture prior to the admittance of IHP as a member in the Company. This amount is reflected as a difference between the Company’s equity in the Unconsolidated Joint Venture and the Company’s investment in the Unconsolidated Joint Venture as shown in the accompanying balance sheets.

The condensed statements of operations for the Unconsolidated Joint Venture are as follows:

			March 1, 2013 (Inception) to
	Years ended December 31		December 31
	2015	2014	2013
Revenues	$175,610,776	$60,158,550	$—
Cost of sales and expenses	140,742,205	48,736,026	1,274,859
Income (loss) of unconsolidated joint venture	$34,868,571	$11,422,524	$(1,274,859)
Income (loss) from unconsolidated joint venture reflected in the accompanying statements of operations	$16,319,542	$3,885,517	$(203,564)

Income Taxes

As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.

The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ended December 31, 2015 and 2014.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effects of ASU 2015-03 on its consolidated financial statements.  The Company's adoption of ASU 2015-03 is not expected to have a material effect on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the

Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  The Company is currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.

2. Due to Affiliates and Related Party Transactions
Pursuant to the operating agreement of the Unconsolidated Joint Venture, the Company receives a management fee from the Unconsolidated Joint Venture in an amount equal to 3.0% of Unconsolidated Joint Venture revenues. During the years ended December 31, 2015 and 2014, the Company earned $4,071,046 and $2,150,378, respectively, in management fees which have been recorded by the Company as management fee revenues from affiliates in the accompanying statements of operations.
Pursuant to the operating agreement, TNHC shall receive an overhead fee from the Company in an amount equal to 3.0%, less $500,000, of the Unconsolidated Joint Venture revenues. This amount will be paid as follows:

1)
1.5% of the projected gross sales revenue of the Unconsolidated Joint Venture, less $500,000, paid in equal monthly installments on or about the first day of the month over the projected life of the project.

2)	1.5% of the gross sales revenue from each home sold, payable upon the first day of the month following close of escrow.

Pursuant to the operating agreement, IHP shall receive an overhead fee from the Company in an amount equal to $500,000, which has been paid in full. During the years ended December 31, 2015 and 2014 and the period from August 20, 2013 (inception) to December 31, 2013, TNHC earned $1,335,700, $1,143,600 and $381,200, respectively, and IHP earned $109,300, $104,400 and $34,800, respectively, in monthly overhead fees, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2015 and 2014, no amounts were due to TNHC or IHP for such fees.
During the years ended December 31, 2015 and 2014, TNHC earned and received $2,449,744 and $827,180 respectively, and IHP earned $176,302 and $75,198, respectively, in overhead fees earned from homes sold, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2015 and 2014, no amounts were due to TNHC and IHP for such fees.

3. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.

As an owner of a developer of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of real estate in the vicinity of the Company’s real estate and other environmental conditions of which the Company is unaware with respect to the real estate could result in future environmental liabilities.

4. Subsequent Events
The Company has evaluated subsequent events through February 26, 2016, the date the financial statements were available for issuance.
On January 29, 2016, the Company's Unconsolidated Joint Venture closed on the final remaining inventory and as a result will close out operations.

Report of Independent Auditors

The Members
TNHC Newport LLC

We have audited the accompanying financial statements of TNHC Newport LLC, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of operations, members’ capital, and cash flows for the two year period ended December 31, 2015, and the period from March 1, 2013 (inception) to December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Newport LLC at December 31, 2015 and 2014, and the results of its operations and its cash flows for the two year period ended December 31, 2015, and the period from March 1, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 26, 2016

TNHC Newport LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2015	2014

Assets
Cash	$12,021,389	$10,925,677
Restricted cash	500,000	500,000
Real estate inventories	3,694,238	79,688,329
Total assets	$16,215,627	$91,114,006

Liabilities and members’ capital
Accounts payable	$4,573,627	$8,083,611
Accrued expenses and other liabilities	3,076,484	1,214,572
Due to affiliate (Note 4)	49,280	168,924
Notes payable	—	17,730,943
Note payable to member	—	4,268,291
	7,699,391	31,466,341

Commitments and contingencies (Note 6)

Members’ capital	8,516,236	59,647,665
Total liabilities and members’ capital	$16,215,627	$91,114,006

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Operations
			March 1, 2013 (Inception) to
	Year Ended December 31		December 31,
	2015	2014	2013

Revenues:
Home sales	$161,728,995	$56,601,330	$—
Design studio option sales	13,881,781	3,557,220	—
	175,610,776	60,158,550	—
Cost of sales:
Cost of home sales	122,256,635	42,001,484
Cost of design studio option sales	10,191,160	2,668,840
	132,447,795	44,670,324	—

Gross profit	43,162,981	15,488,226	—

Selling and marketing expenses	1,623,474	467,156	5,391
Selling and marketing expenses incurred from affiliates	1,242,532	731,575	21,618
Overhead fees to affiliates	5,428,404	2,866,971	1,247,850
Net income (loss)	$34,868,571	$11,422,524	$(1,274,859)

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Years Ended December 31, 2015 and 2014
and Period From March 1, 2013 (Inception) to December 31, 2013

	TNHC
	Meridian	NB
	Investors LLC	Residences, LLC	Total

Balance at March 1, 2013 (Inception)	$—	$—	$—
Contributions	21,068,808	30,550,000	51,618,808
Distributions	(4,618,808)	—	(4,618,808)
Net loss	(446,201)	(828,658)	(1,274,859)
Balance at December 31, 2013	$16,003,799	$29,721,342	$45,725,141
Contributions	350,000	5,150,000	5,500,000
Distributions	(999,880)	(2,000,120)	(3,000,000)
Net income	3,885,517	7,537,007	11,422,524
Balance at December 31, 2014	19,239,436	40,408,229	59,647,665
Distributions	(31,300,860)	(54,699,140)	(86,000,000)
Net income	16,319,542	18,549,029	34,868,571
Balance at December 31, 2015	$4,258,118	$4,258,118	$8,516,236

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

			March 1, 2013 (Inception) to
	Year Ended December 31		December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$34,868,571	$11,422,524	$(1,274,859)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net changes in operating assets and liabilities:
Restricted cash	—	—	(500,000)
Real estate inventories	75,994,091	(29,125,882)	(43,318,639)
Accounts payable	(3,509,984)	4,511,432	3,572,179
Accrued expenses and other liabilities	1,861,912	1,202,321	12,251
Due to affiliate	(119,644)	152,309	16,615
Net cash provided by (used in) operating activities	109,094,946	(11,837,296)	(41,492,453)

Financing activities
Proceeds from issuance of note payable to member	—	4,268,291	—
Repayment of note payable to member	(4,268,291)	—	—
Proceeds from issuance of note payable	35,961,943	13,054,838	4,676,105
Repayment of note payable	(53,692,886)	—	—
Members’ capital contributions	—	5,500,000	44,375,000
Members’ capital distributions	(86,000,000)	(3,000,000)	(4,618,808)
Net cash (used in) provided by financing activities	(107,999,234)	19,823,129	44,432,297

Net increase in cash	1,095,712	7,985,833	2,939,844
Cash at beginning of period	10,925,677	2,939,844	—
Cash at end of period	$12,021,389	$10,925,677	$2,939,844

Supplemental disclosures of cash flow information
Land contributed in lieu of cash for members’ capital	$—	$—	$7,243,808

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2015
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

Pursuant to the operating agreement, the preferred return on First Priority Capital, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Second Priority Capital, as defined, for both Members is 12% per annum, compounded monthly. During 2015, the First Priority Capital, Second Priority Capital and all preferred return associated have been returned to the partners, as such, no additional preferred return distributions are expected as of December 31, 2015.
The following is a summary of the preferred returns for the Members as of December 31, 2015:

	TNHC	NB Residences	Total
Cumulative First Priority preferred return	$—	$—	$—
Cumulative First Priority preferred distributions	—	—	—
Cumulative Second Priority preferred return	5,532,742	11,085,315	16,618,057
Cumulative Second Priority preferred distributions	(5,532,742)	(11,085,315)	(16,618,057)
Remaining undistributed preferred return	$—	$—	$—

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
Restricted Cash

Restricted cash of $500,000 as of December 31, 2015 and 2014, is held in a single account and serves as collateral for a letter of credit for certain performance bonds.

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
As of December 31, 2015 and 2014, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon the undiscounted future cash flows of the underlying Project.
Revenue Recognition
In accordance with ASC 360, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured, and other applicable criteria are met. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and related profit are deferred for recognition in future periods.

Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2015 and 2014.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effects of ASU 2015-03 on its consolidated financial statements.  The Company's adoption of ASU 2015-03 is not expected to have a material effect on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  The Company is currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.

2. Real Estate Inventories
Real estate inventories consisted of the following:

	December 31
	2015	2014

Land and land development	$—	$8,869,985
Construction in progress	3,694,238	68,454,324
Model home	—	2,364,020
	$3,694,238	$79,688,329

Construction in progress consists primarily of construction costs for homes and common area facilities, which are in various stages of development.
The Company incurred, capitalized and amortized interest costs as follows:

			March 1, 2013 (Inception) to
	Year Ended December 31		December 31,
	2015	2014	2013

Interest included in beginning real estate inventories	$576,695	$12,251	$—
Interest incurred and capitalized	1,037,939	1,313,753	12,251
Interest amortized to cost of sales	(1,565,393)	(749,309)	—
Interest included in ending real estate inventories	$49,241	$576,695	$12,251

3. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31
	2015	2014

Completion reserve	$813,038	$607,615
Other liabilities	—	5,955
Warranty reserve	2,263,446	601,002
	$3,076,484	$1,214,572

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

Changes in the Company’s warranty liability are as follows:

			March 1, 2013 (Inception) to
	Year Ended December 31		December 31
	2015	2014	2015

Beginning warranty liability	$601,002	$—	$—
Warranty provision	1,756,030	602,432	—
Warranty payments	(93,586)	(1,430)	—
Ending warranty liability	$2,263,446	$601,002	$—

4. Due to Affiliates and Related Party Transactions
Amounts due to affiliates consisted of the following:

	December 31
	2015	2014

Accrued interest	$—	$2,050
Accrued payroll	49,280	166,874
	$49,280	$168,924

During the years ended December 31, 2015 and 2014 and the period from March 1, 2013 (inception) to December 31, 2013, TNHC incurred construction-related costs on the Company’s behalf totaling $2,120,294 , $1,274,951, and $281,535, respectively. The Company capitalized $877,762, $543,376, and $280,917 of these amounts to real estate inventories for the years ended December 31, 2015 and 2014 and the period from March 1, 2013 (inception) to December 31, 2013 and charged the remaining $1,242,532, $731,575, and $21,618, respectively, to selling and marketing expenses incurred from affiliates in the accompanying statements of operations. As of December 31, 2015 and December 31, 2014, $49,280, and $166,874, respectively, was due to TNHC and is reflected in the accompanying balance sheets as due to affiliates.
Pursuant to the operating agreement, TNHC and NB Residences shall receive an overhead fee from the Company in an amount equal to 3.0% and 1.0%, respectively, of the Project revenues. This amount will be paid as follows:

1)
1.5% of the projected gross sales revenue of the Project to TNHC and 0.5% of the projected gross sales revenue of the Project to NB Residences, paid in equal monthly installments on or about the first day of each month over the projected life of the project, which began April 1, 2013.

2) 1.5% of the gross sales revenue from each home sold to TNHC and 0.5% of the gross sales revenue from each home sold to NB Residences, payable upon the first day of the month following close of escrow.

During the years ended December 31, 2015, 2014 and the period from March 1, 2013 (inception) to December 31, 2013, TNHC earned $1,445,000, $1,248,000, and $936,000, respectively, and NB Residences earned $482,000, $415,800, and $311,850, respectively, in monthly overhead fees, which have been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. During the years ended December 31, 2015 and 2014, and the period from March 1, 2013 (inception) to December 31, 2013, TNHC earned $2,626,046, $902,378, and $0, respectively, and NB Residences earned $875,358, $300,793, and $0, respectively, in overhead fees earned from homes sold, which have also been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. As of December 31, 2015 and 2014, no amounts were outstanding for such fees.
TNHC provides certain loan guaranties related to the Company’s construction note payable (Note 5). In the event that these guaranties are called upon, they would be considered a cost of the Company and would be allocated appropriately to the Members in accordance with the operating agreement.

5. Notes Payable
The Company had notes payable outstanding as follows:

	December 31
	2015	2014

Construction note payable	$—	$17,730,943
Unsecured note payable to Member	—	4,268,291
	$—	$21,999,234

The Company had a construction note payable, which was paid in full as of October 29, 2015, terminating the Company's ability to borrow under this contract.

The Company had an unsecured note payable to a Member, which was paid in full as of November 13, 2015 terminating the Company's ability to borrow under this contract.
As of December 31, 2014, the Company had accrued interest of $2,050 related to the construction note, which has been reflected in accrued expenses and other liabilities in the accompanying balance sheets.

6. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.

The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2015 and 2014, the Company had $4,935,627 and $4,933,386, respectively, in performance bonds outstanding with the city of Newport Beach, governmental entities, and others.
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
7. Subsequent Events
The Company has evaluated subsequent events through February 26, 2016, the date the financial statements were available for issuance.
On January 29, 2016, the Company closed on the final remaining inventory and as a result will close out operations.

Report of Independent Auditors
The Members
LR8 Investors, LLC
We have audited the accompanying consolidated financial statements of LR8 Investors, LLC, which comprise the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, members’ capital, and cash flows for each of the two years in the period ended December 31, 2014, and the related notes to the consolidated financial statements.
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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LR8 Investors, LLC at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

Irvine, California
February 27, 2015

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Balance Sheet

December 31
2014
Assets
Cash	$4,311,732
Other assets	205,113
Total assets	$4,516,845

Liabilities and members’ capital
Accounts payable	$21,148
Accrued expenses and other liabilities	2,435,995
Due to affiliates	18,795
2,475,938

Commitments and contingencies (Note 6)

Members’ capital	2,040,907
Total liabilities and members’ capital	$4,516,845

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Operations

	Year Ended December 31
	2014	2013
Revenues:
Home sales	$12,246,011	$151,912,433
Design studio option sales	1,935,856	19,704,104
	14,181,867	171,616,537
Cost of sales:
Cost of home sales	7,982,505	111,015,455
Cost of design studio option sales	1,526,821	13,241,592
	9,509,326	124,257,047

Gross profit	4,672,541	47,359,490

Legal expenses	534,415	—
Selling and marketing expenses	94,957	2,437,766
Selling and marketing expenses
incurred from affiliates	189,768	1,041,592
Guaranty fees to affiliates	18,927	113,562
Overhead fees to affiliates	229,321	3,791,914
Net income	$3,605,153	$39,974,656

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Members’ Capital

Years Ended December 31, 2014 and 2013

	The New Home
	Company
	Southern	MFCI8 LR,
	California LLC	LLC	Total

Balance at December 31, 2012	$2,460,104	$46,741,977	$49,202,081
Distributions	(6,930,433)	(77,424,601)	(84,355,034)
Net income	5,678,264	34,296,392	39,974,656
Balance at December 31, 2013	1,207,935	3,613,768	4,821,703
Distributions	(1,677,190)	(4,708,759)	(6,385,949)
Net income	1,081,546	2,523,607	3,605,153
Balance at December 31, 2014	$612,291	$1,428,616	$2,040,907

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013
Operating activities
Net income	$3,605,153	$39,974,656
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Net changes in operating assets and liabilities:
Real estate inventories	6,375,364	72,814,795
Other assets	408,815	114,369
Accounts payable	(1,412,515)	(3,083,200)
Due to affiliates	(256,916)	1,352,563
Accrued expenses and other liabilities	33,932	(156,037)
Net cash provided by operating activities	8,753,833	111,017,146

Financing activities
Proceeds from issuance of notes payable	—	39,702,252
Cash collateral on notes payable, net	752,032	4,496,968
Repayments of secured notes	(3,150,326)	(67,689,266)
Members’ capital distributions	(6,385,949)	(84,355,034)
Net cash used in financing activities	(8,784,243)	(107,845,080)

Net (decrease) increase in cash	(30,410)	3,172,066
Cash at beginning of year	4,342,142	1,170,076
Cash at end of year	$4,311,732	$4,342,142

Supplemental disclosures of cash flow
information
Interest paid, net of amounts capitalized	$—	$—

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
The Company did not have real estate inventories as of December 31, 2014.
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
2. Real Estate Inventories
The Company incurred, capitalized, and amortized interest costs as follows:

	Year Ended December 31
	2014	2013
Interest included in beginning real estate inventories	$66,386	$1,962,533
Interest incurred and capitalized	18,113	1,216,333
Interest amortized to cost of sales	(84,499)	(3,112,480)
Interest included in ending real estate inventories	$—	$66,386

3. Other Assets
Other assets consisted of the following:

December 31
2014
Cash collateral - performance bonds	$180,113
Refundable deposits	25,000
$205,113

4. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

December 31
2014
Warranty reserve	$2,175,003
Completion reserve	260,992
$2,435,995

The Company offers warranties on its homes that generally cover various defects in workmanship, materials, or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. The Company assesses the adequacy of its warranty accrual on a quarterly basis and adjusts the amounts recorded if necessary. The Company’s warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. Changes in the Company’s warranty liability are as follows:

	Year Ended December 31
	2014	2013

Beginning warranty liability	$2,190,108	$560,206
Warranty provision	141,825	1,716,200
Warranty payments	(156,930)	(86,298)
Ending warranty liability	$2,175,003	$2,190,108

The completion reserve includes project costs for homes that have closed but for which invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.
5. Due to Affiliates and Related-Party Transactions
Due to affiliates consisted of the following:

December 31
2014
Accrued payroll	$18,795
$18,795

During the years ended December 31, 2014 and 2013, TNHC incurred construction-related costs on the Company’s behalf of $788,760 and $2,284,409, respectively. The Company capitalized $598,992 and $1,242,817 of these amounts to real estate inventories and charged the remaining $189,768 and $1,041,592 to selling and marketing expenses incurred from affiliates in the accompanying consolidated statements of operations. As of December 31, 2014, $18,795 is included in due to affiliates in the accompanying consolidated balance sheet.
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

During the years ended December 31, 2014 and 2013, TNHC earned $229,321 and $3,791,914, respectively, in overhead fees, which have been recorded by the Company as overhead fees to affiliates in the accompanying consolidated statements of operations. As of December 31, 2014, $0 was due to TNHC for such fees.
During the years ended December 31, 2014 and 2013, the Company incurred $120,000 in project coordination fees due to an affiliate of MFCI8. The Company has capitalized these amounts to real estate inventories. As of December 31, 2014, no amounts were due to this affiliate.
During the years ended December 31, 2014 and 2013, the Company incurred $18,927 and $113,562, respectively, for certain loan provided to the Company by TNHC, which were recorded by the Company as guaranty fees to affiliates in the accompanying consolidated statements of operations. As of December 31, 2014, $0 was due to TNHC.
6. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2014, the Company had $1,670,694 in performance bonds outstanding with various cities, governmental entities, and others, for which the Company had disbursed $180,113 in cash collateral to third parties.
7. Subsequent Events
The Company has evaluated subsequent events through February 27, 2015, the date the consolidated financial statements were available for issuance.

Report of Independent Auditors
The Members
Larkspur Land 8 Investors, LLC
We have audited the accompanying consolidated financial statements of Larkspur Land 8 Investors, LLC, which comprise the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, members’ capital, and cash flows for each of the two years in the period ended December 31, 2014, and the related notes to the consolidated financial statements.
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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larkspur Land 8 Investors, LLC at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

Irvine, California
February 27, 2015

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Balance Sheet

December 31
2014
Assets
Cash	$4,072,468
Restricted cash	4,251,585
Real estate inventories	28,741,391
Other assets	1,493,417
Total assets	$38,558,861

Liabilities and members’ capital
Accounts payable	$3,249,658
Due to affiliates	254,282
Accrued expenses and other liabilities	745,752
Notes payable	11,340,718
15,590,410

Commitments and contingencies (Note 7)

Members’ capital	22,968,451
Total liabilities and members’ capital	$38,558,861

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Year Ended December 31
	2014	2013
Revenues:
Home sales	$66,048,338	$—
Design studio option sales	4,632,357	—
	70,680,695	—
Cost of sales:
Cost of home sales	52,663,079	—
Cost of design studio option sales	3,252,694	—
	55,915,773	—

Gross profit	14,764,922	—

Selling and marketing expenses	894,571	185,803
Selling and marketing expenses incurred
from affiliates	931,950	106,480
Overhead fees to affiliates	601,344	931,774
Net income (loss)	$12,337,057	$(1,224,057)

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Members’ Capital

Years Ended December 31, 2014 and 2013

	The New Home
	Company	MFCI8
	Northern	Larkspur
	California LLC	Land, LLC	Total

Balance at December 31, 2012	$3,045,545	$27,409,906	$30,455,451
Contributions	520,000	4,680,000	5,200,000
Net loss	(122,406)	(1,101,651)	(1,224,057)
Balance at December 31, 2013	3,443,139	30,988,255	34,431,394
Contributions	50,000	450,000	500,000
Distributions	(2,430,000)	(21,870,000)	(24,300,000)
Net income	1,233,706	11,103,351	12,337,057
Balance at December 31, 2014	$2,296,845	$20,671,606	$22,968,451

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013
Operating activities:
Net income (loss)	$12,337,057	$(1,224,057)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net changes in operating assets and liabilities:
Real estate inventories	25,548,253	(18,638,678)
Other assets	(777,392)	(388,500)
Accounts payable	1,265,883	1,151,908
Due to affiliates	253,146	1,136
Accrued expenses and other liabilities	740,805	(104,296)
Net cash provided by (used in) operating activities	39,367,752	(19,202,487)

Financing activities:
Cash collateral on notes payable	(2,591,510)	(1,660,075)
Proceeds from issuance of notes payable	31,831,975	20,813,005
Repayments of secured notes	(41,590,698)	(5,298,000)
Members’ capital contributions	500,000	5,200,000
Members’ capital distributions	(24,300,000)	—
Net cash (used in) provided by financing activities	(36,150,233)	19,054,930

Net increase (decrease) in cash	3,217,519	(147,557)
Cash at beginning of year	854,949	1,002,506
Cash at end of year	$4,072,468	$854,949

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—

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
Restricted Cash
As of December 31, 2014, restricted cash of $4,251,585 is held in a separate account and serves as additional collateral for certain notes payable.
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
As of December 31, 2014, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon undiscounted future cash flows of the underlying Project.

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
2. Real Estate Inventories
Real estate inventories consisted of the following:

December 31
2014

Construction in progress	$25,578,588
Finished homes	826,736
Model homes	2,336,067
$28,741,391

Construction in progress consists primarily of construction costs for homes and common area facilities, which are in various stages of development.
The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31
	2014	2013

Interest included in beginning real estate inventories	$822,438	$15,662
Interest incurred and capitalized	1,315,541	806,776
Interest amortized to cost of sales	(1,338,677)	—
Interest included in ending real estate inventories	$799,302	$822,438

3. Other Assets
Other assets consisted of the following:

December 31
2014

Cash collateral - performance bonds	$1,285,009
Receivables	208,408
$1,493,417

Receivables are amounts related to overpayments made to and due from trade partners during the year ended December 31, 2014.
4. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

December 31
2014

Warranty reserve	$676,946
Completion reserve	37,336
Interest payable	31,470
$745,752

The Company offers warranties on its homes that generally cover various defects in workmanship or materials or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. The Company assesses the adequacy of its warranty reserve on a quarterly basis and adjusts the amounts recorded if necessary. The Company’s warranty reserve is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet.
Changes in the Company’s warranty reserve are as follows:

	Year Ended December 31
	2014	2013

Beginning warranty reserve	$—	$—
Warranty provision	707,268	—
Warranty payments	(30,322)	—
Ending warranty reserve	$676,946	$—

The completion reserve includes project costs for homes that have closed but for which invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.

5. Due to Affiliates and Related-Party Transactions
Due to affiliates consisted of the following:

December 31
2014

Accrued payroll	$121,125
Accrued overhead fees to affiliates	102,344
Commissions payable	30,813
$254,282

During the years ended December 31, 2014 and 2013, TNHC incurred construction-related costs on the Company’s behalf of $1,820,028 and $711,671, respectively. The Company has capitalized $888,078 and $605,191 of these amounts to real estate inventories and charged the remaining $931,950 and $106,480 to selling and marketing expenses incurred from affiliates in the accompanying consolidated statements of operations. As of December 31, 2014, $151,948 is included in due to affiliates in the accompanying consolidated balance sheet.
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

During the years ended December 31, 2014 and 2013, the Company incurred $601,344 and $931,774, respectively, in overhead fees payable to TNHC, which have been recorded by the Company as overhead fees to affiliates in the accompanying consolidated statements of operations. As of December 31, 2014, $102,344 was due to TNHC for such fees and has been reflected in due to affiliates in the accompanying consolidated balance sheet.
The Company is provided certain loan guaranties by the Members on its construction note payable in order to secure performance under the loan and maintain certain loan-to-value ratios. Each of the Members is apportioned liability under the guaranties according to their respective percentage interest. As of December 31, 2014, $11,340,718 was outstanding under the loan.
During the years ended December 31, 2014 and 2013, the Company incurred $120,000 in project coordination fees due to an affiliate of MFCI8. The Company has capitalized these amounts to real estate inventories. At December 31, 2014, no amounts were due to this affiliate.

6. Notes Payable
The Company had notes payable secured by real estate outstanding as follows:

December 31
2014
Construction note payable with a total commitment of $36,000,000; matures March 2015 and bears interest at a rate of 1-month LIBOR plus 5.5% (5.69% at December 31, 2014). At December 31, 2014, $24,659,282 was available to be drawn under the note.	$11,340,718
$11,340,718

7. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2014, the Company had $19,823,991 in performance bonds outstanding with various cities, governmental entities, and others, for which the Company had disbursed $1,285,009 in cash collateral to third parties.
8. Subsequent Events
The Company has evaluated subsequent events through February 27, 2015, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
TNHC-HW Foster City LLC

We have audited the accompanying financial statements of TNHC-HW Foster City LLC, which comprise the balance sheet as of December 31, 2014, and the related statements of operations, members’ capital, and cash flows for the year ended December 31, 2014, and the period from July 2, 2013 (inception) to December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC-HW Foster City LLC at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, and the period from July 2, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 13, 2015

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Balance Sheet

December 31
2014
Assets
Cash	$12,134,090
Restricted cash	2,809,331
Real estate inventories	8,066,506
Total assets	$23,009,927

Liabilities and members’ capital
Accounts payable	$918,816
Due to affiliates	1,480,450
Deferred revenue	16,598,154
Accrued expenses and other liabilities	1,200,099
20,197,519
Commitments and contingencies (Note 5)

Members’ capital	2,812,408
Total liabilities and members’ capital	$23,009,927

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Operations

		Period From
		July 2, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013

Land sales	$46,887,846	$—
Cost of land sales	34,965,482	—
Gross profit	11,922,364	—

Selling and marketing expenses	499,715	—
Overhead fees to affiliates	1,968,000	264,241
Net income (loss)	$9,454,649	$(264,241)

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Members’ Capital

Year Ended December 31, 2014 and Period From
July 2, 2013 (Inception) to December 31, 2013

	TNHC Land	HWFC
	Company LLC	Project, LLC	Total

Balance at July 2, 2013 (Inception)	$—	$—	$—
Contributions	2,872,300	2,114,500	4,986,800
Distributions	(757,800)	—	(757,800)
Net loss	(132,120)	(132,121)	(264,241)
Balance at December 31, 2013	1,982,380	1,982,379	3,964,759
Contributions	4,403,200	9,989,800	14,393,000
Distributions	(9,466,507)	(15,533,493)	(25,000,000)
Net income	4,387,853	5,066,796	9,454,649
Balance at December 31, 2014	$1,306,926	$1,505,482	$2,812,408

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

		Period From
		July 2, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013
Operating activities
Net income (loss)	$9,454,649	$(264,241)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net changes in operating assets and liabilities:
Restricted Cash	(2,809,331)	—
Real estate inventories	(4,216,595)	(1,717,111)
Accounts payable	788,141	130,675
Due to affiliates	1,476,028	4,422
Deferred revenue	16,598,154	—
Accrued expenses and other liabilities	1,200,099	—
Net cash provided by (used in) operating activities	22,491,145	(1,846,255)

Financing activities
Members’ capital contributions	14,393,000	2,854,000
Members’ capital distributions	(25,000,000)	(757,800)
Net cash (used in) provided by financing activities	(10,607,000)	2,096,200

Net increase in cash	11,884,145	249,945
Cash at beginning of period	249,945	—
Cash at end of period	$12,134,090	$249,945

Supplemental disclosure of noncash transactions
Real estate inventories contributed for members’ capital	$—	$2,132,800
Purchase of real estate with note payable to land seller	$21,000,000	$—

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—

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
As of December 31, 2014, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon undiscounted future cash flows of the underlying Project.
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

2. Real Estate Inventories
Real estate inventories consist of the following:

December 31
2014

Land and land under development	$8,066,506

The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended	Period Ended
	December 31	December 31
	2014	2013

Interest included in beginning real estate inventories	$—	$—
Interest incurred and capitalized	212,877	—
Interest amortized to cost of sales	(172,976)	—
Interest included in ending real estate inventories	$39,901	$—

3. Due to Affiliates and Related-Party Transactions
Amounts due to affiliates consist of the following:

December 31
2014

Accrued payroll	$55,450
Accrued overhead fees to affiliates	1,425,000
$1,480,450

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

During the year ended December 31, 2014 and the period from July 2, 2013 (inception) to December 31, 2013, TNHC earned $406,000 and $198,494 in monthly overhead fees and Hillwood earned $137,000 and $65,747 in monthly overhead fees, respectively, which have been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. During the year ended December 31, 2014 and the period from July 2, 2013 (inception) to December 31, 2013, TNHC earned $1,068,750 and $0 and Hillwood earned $356,250 and $0, respectively, in overhead fees from lots sold, which have also been recorded by the Company as overhead fees from affiliates in the accompanying statements of operations. As of December 31, 2014, $1,068,750 and $356,250 were due to TNHC and Hillwood, respectively, for overhead fees earned from lots sold and are reflected in the accompanying balance sheet as due to affiliates. As of December 31, 2014, all monthly fees were paid in full.
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
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2014, the Company had $5,680,620 in performance bonds outstanding with various cities, governmental entities, and others, for which the Company had distributed $700,052 in cash collateral to third parties.
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

10.6(a)†
Amendment to Employment Agreement, dated May 29, 2015, by and between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.7†	Employment Agreement between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.8†
Employment Agreement, dated May 29, 2015, between The New Home Company Inc. and John Stephens (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.9†
Form of Indemnification Agreement between The New Home Company Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.10†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.11†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.11(a)*†	The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors

10.12*†	The New Home Company Inc. Non-Employee Director Compensation Program

10.13
Credit Agreement, dated June 26, 2014, among The New Home Company Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 2, 2014)

10.13(a)
Modification Agreement, dated December 3, 2014, by and between The New Home Company Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.13(b)
Second Modification Agreement, dated May 7, 2015, by and between The New Home Company Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.13(c)
Third Modification Agreement, dated July 22, 2015, by and between The New Home Company Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.13(d)
Augmenting Lender Supplement, dated December 17, 2015, among The New Home Company Inc., California Bank & Trust and U.S. Bank National Association, d/b/a Housing Capital Company, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 21, 2015)

10.13(e)
Augmenting Lender Supplement, dated December 17, 2015, among The New Home Company Inc., City National Bank and U.S. Bank National Association, d/b/a Housing Capital Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed December 21, 2015)

10.14+	Agreement of Limited Partnership of Arantine Hills Holdings LP (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.15
Restated Consulting Agreement, dated June 18, 2015, by and among The New Home Company Inc., Mendocino Group Inc. and Joseph Davis (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

21.1*	List of subsidiaries of The New Home Company Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Auditors, Ernst & Young LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 26, 2016

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 26, 2016

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated February 26, 2016

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated February 26, 2016

†	Management Contract or Compensatory Plan or Arrangement
+	Confidential treatment was requested with respect to omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission.
*	Filed herewith
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
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Lawrence Webb	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2016
H. Lawrence Webb

/s/ John M. Stephens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
John M. Stephens

/s/ Sam Bakhshandehpour	Director	February 26, 2016
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	February 26, 2016
Michael Berchtold

/s/ David Berman	Director	February 26, 2016
David Berman

/s/ Paul Heeschen	Director	February 26, 2016
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	February 26, 2016
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	February 26, 2016
Cathey S. Lowe

/s/ Douglas C. Neff	Director	February 26, 2016
Douglas C. Neff

/s/ Wayne Stelmar	Director	February 26, 2016
Wayne Stelmar

/s/ Nadine Watt	Director	February 26, 2016
Nadine Watt

/s/ William A. Witte	Director	February 26, 2016
William A. Witte