Form 10-Q
period 2016-03-31
New Home Co Inc.
filed 2016-04-29
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of April 27, 2016: 20,708,973

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Assets
Cash and cash equivalents	$43,928	$45,874
Restricted cash	843	380
Contracts and accounts receivable	18,085	23,960
Due from affiliates	880	979
Real estate inventories	334,009	209,918
Investment in unconsolidated joint ventures	48,717	60,572
Other assets	11,266	9,587
Total assets	$457,728	$351,270

Liabilities and equity
Accounts payable	$32,377	$26,371
Accrued expenses and other liabilities	9,268	19,827
Due to affiliates	263	293
Unsecured revolving credit facility	189,924	74,924
Other notes payable	4,810	8,158
Total liabilities	236,642	129,573
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,708,973 and 20,543,130, shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	207	205
Additional paid-in capital	194,693	194,437
Retained earnings	25,319	26,133
Total The New Home Company Inc. stockholders' equity	220,219	220,775
Noncontrolling interest in subsidiary	867	922
Total equity	221,086	221,697
Total liabilities and equity	$457,728	$351,270
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$42,303	$56,235
Fee building, including management fees from unconsolidated joint ventures of $2,175 and $2,968, respectively	42,937	46,630
	85,240	102,865
Expenses:
Cost of homes sales	36,670	47,408
Cost of fee building	40,914	43,777
Selling and marketing	3,476	2,150
General and administrative	5,175	3,660
	86,235	96,995
Equity in net income (loss) of unconsolidated joint ventures	(7)	1,868
Other expense, net	(109)	(308)
Income (loss) before income taxes	(1,111)	7,430
Benefit (provision) for income taxes	242	(2,885)
Net income (loss)	(869)	4,545
Net loss attributable to noncontrolling interest	55	24
Net income (loss) attributable to The New Home Company Inc.	$(814)	$4,569

Earnings (loss) per share attributable to The New Home Company Inc.
Basic	$(0.04)	$0.28
Diluted	$(0.04)	$0.28
Weighted average shares outstanding:
Basic	20,599,014	16,487,859
Diluted	20,599,014	16,574,280
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2015	20,543,130	$205	$194,437	$26,133	$220,775	$922	$221,697
Net loss	—	—	—	(814)	(814)	(55)	(869)
Stock-based compensation expense	—	—	985	—	985	—	985
Minimum tax withholding paid on behalf of employees for stock awards	—	—	(630)	—	(630)	—	(630)
Tax valuation adjustment from stock-based compensation	—	—	(97)	—	(97)	—	(97)
Shares issued through stock plans	165,843	2	(2)	—	—	—	—
Balance at March 31, 2016	20,708,973	$207	$194,693	$25,319	$220,219	$867	$221,086

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(869)	$4,545
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(27)	(5,841)
Amortization of equity based compensation	985	254
Tax valuation adjustment from stock-based compensation	97	—
Distributions of earnings from unconsolidated joint ventures	—	2,702
Equity in net (income) loss of unconsolidated joint ventures	7	(1,868)
Deferred profit from unconsolidated joint ventures	312	(978)
Depreciation and amortization	125	113
Abandoned project costs	149	115
Net changes in operating assets and liabilities:
Restricted cash	138	138
Contracts and accounts receivable	5,875	(3,572)
Due from affiliates	53	1,505
Real estate inventories	(100,725)	(11,215)
Other assets	(1,603)	5,556
Accounts payable	5,470	3,546
Accrued expenses and other liabilities	(10,723)	(4,530)
Due to affiliates	(30)	—
Net cash used in operating activities	(100,766)	(9,530)
Investing activities:
Purchases of property and equipment	(174)	(155)
Contributions to unconsolidated joint ventures	(4,327)	(2,131)
Distributions of capital from unconsolidated joint ventures	3,531	6,492
Net cash provided by (used in) investing activities	(970)	4,206
Financing activities:
Borrowings from credit facility and other notes payable	115,339	21,677
Repayments of credit facility and other notes payable	(14,822)	(8,623)
Minimum tax withholding paid on behalf of employees for stock awards	(630)	—
Tax valuation adjustment from stock-based compensation	(97)	—
Net cash provided by financing activities	99,790	13,054
Net increase (decrease) in cash and cash equivalents	(1,946)	7,730
Cash and cash equivalents – beginning of period	45,874	44,058
Cash and cash equivalents – end of period	$43,928	$51,788

See accompanying notes to the unaudited condensed consolidated financial statements.
See Supplemental Disclosure of Cash Flow Information in Note 15.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying unaudited condensed financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain items in prior year financial statements related to capitalized selling and marketing expenses have been reclassified to conform with current year presentation.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments. Corporate is a non-operating segment.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.8 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three months ended March 31, 2016 and 2015, no impairment adjustments relating to homebuilding real estate inventories were recorded.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2016 and 2015, one customer comprised 95% and 94% of fee building revenue, respectively. The balance of the fee building revenues represented management fees earned from unconsolidated joint ventures. As of March 31, 2016 and December 31, 2015, one customer comprised 72% and 74% of contracts and accounts receivables, respectively.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016 and December 31, 2015, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a variable interest entity; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of March 31, 2016 and December 31, 2015, the third-party investor had made contributions of $0.9 million and $0.9 million, respectively, net of losses and distributions.

Investments in Unconsolidated Joint Ventures

We first analyze our homebuilding and land development joint ventures to determine if they are variable interest entities under the provisions of ASC 810 when determining whether the entity should be consolidated. If we conclude that our homebuilding and land development joint ventures are not variable interest entities, then, in accordance with the provisions of ASC 810, limited partnerships or similar entities must be further evaluated under the presumption that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Under the provisions of ASC 810, we may be required to consolidate certain investments in which we hold a general partner or managing member interest.

As of March 31, 2016 and December 31, 2015, the Company concluded that some of its joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three months ended March 31, 2016 and 2015, no impairments related to investment in unconsolidated joint ventures were recorded.

The Company selectively provides loan-to-value (“LTV”) maintenance agreements and completion guaranties for debt held by its unconsolidated joint ventures. Such arrangements facilitated the financing of our joint ventures' development projects and arose in the ordinary course of business. Refer to Note 11 for more information discussing the LTV maintenance agreements and completion guaranties.

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized to real estate inventories if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs include, but are not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. Effective January 1, 2016, these costs were amortized to selling and marketing expenses rather than cost of home sales. Prior year periods have been reclassified to conform with current year presentation. The reclassification caused homebuilding gross margin to increase by approximately $0.9 million during the 2015 first quarter, or 1.6% of home sales revenue, and a corresponding increase to selling and marketing expenses by the same amount. All other selling and marketing costs, such as commissions and advertising, are expensed in the period incurred and included in selling and marketing expense in the accompanying consolidated statements of operations.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one-year periods. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. Due to the Company’s limited history related to homebuilding sales, the Company also considers the historical experience of its peers in determining the amount of its warranty accrual. In addition, the Company has received warranty payments from its customers for certain of its fee building projects that have since been closed-out where it has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying consolidated balance sheets.
As of March 31, 2016 and December 31, 2015, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and included in other assets in the accompanying condensed consolidated balance sheets and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the term of the lease.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets (referred to as “lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. This guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Computation of Earnings (Loss) Per Share
The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$(814)	$4,569

Denominator:
Basic weighted-average shares outstanding	20,599,014	16,487,859
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	86,421
Diluted weighted-average shares outstanding	20,599,014	16,574,280

Basic earnings (loss) per share attributable to The New Home Company Inc.	$(0.04)	$0.28
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$(0.04)	$0.28

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	1,214,427	19,280

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$40,914	$139,677
Estimated earnings	2,023	10,213
	42,937	149,890
Less: amounts collected during the period	(29,970)	(132,109)
Contracts receivable	$12,967	$17,781

Contracts receivable:
Billed	$32	$—
Unbilled	12,935	17,781
	12,967	17,781
Accounts receivable:
Escrow receivables	5,118	6,179
Contracts and accounts receivable	$18,085	$23,960
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of March 31, 2016 and December 31, 2015 are expected to be billed and collected within

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

90 days. Accounts payable at March 31, 2016 and December 31, 2015 includes $12.0 million and $16.7 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Deposits and pre-acquisition costs	$24,852	$17,133
Land held and land under development	59,623	57,659
Homes completed or under construction	211,675	109,805
Model homes	37,859	25,321
	$334,009	$209,918

All of our deposits and pre-acquisition costs are non-refundable, except for $0.5 million as of December 31, 2015, respectively.
Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirects, permits, materials and labor. Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits.
Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. For the three months ended March 31, 2016 and 2015 interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Interest incurred	$1,281	$878
Interest capitalized	(1,281)	(878)
Interest expensed	$—	$—

Capitalized interest in beginning inventory	$4,190	$2,328
Interest capitalized as a cost of inventory	1,281	878
Interest previously capitalized as a cost of inventory, included in cost of sales	(648)	(359)
Capitalized interest in ending inventory	$4,823	$2,847

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Unconsolidated Joint Ventures

As of March 31, 2016 and December 31, 2015, the Company had ownership interests in 13 and 14, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Cash and cash equivalents	$44,154	$53,936
Restricted cash	12,919	12,279
Real estate inventories	422,564	415,730
Other assets	2,108	3,972
Total assets	$481,745	$485,917

Accounts payable and accrued liabilities	$52,742	$57,813
Notes payable	113,008	94,890
Total liabilities	165,750	152,703
The Company's equity	48,717	60,572
Other partners' equity	267,278	272,642
Total equity	315,995	333,214
Total liabilities and equity	$481,745	$485,917
Debt-to-capitalization ratio	26.3%	22.2%

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Revenues	$41,957	$81,224
Cost of sales	35,904	63,798
Gross margin	6,053	17,426
Operating expenses	3,912	6,660
Net income of unconsolidated joint ventures	$2,141	$10,766
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$(7)	$1,868

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee from its unconsolidated joint ventures based on each project's revenues. For the three months ended March 31, 2016 and 2015, the Company earned $2.2 million and $3.0 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations.

In January 2016, we acquired the remaining outside equity interest of our San Juan (Oliva) joint venture by paying $20.6 million to our joint venture partner. Upon the change of control, we were required to consolidate this venture as it is now a wholly owned subsidiary of the Company. There was no remeasurement gain or loss on our unconsolidated interest prior to the change in control. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories as of March 31, 2016.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Other Assets
Other assets consist of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax asset	$7,543	$7,516
Property and equipment, net of accumulated depreciation	978	929
Prepaid income taxes	1,339	—
Prepaid expenses	1,394	1,127
Other assets	12	15
	$11,266	$9,587

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Warranty accrual	$4,389	$4,181
Accrued compensation and benefits	2,367	5,106
Accrued interest	519	453
Completion reserve	444	1,168
Income taxes payable	—	6,780
Deferred profit from unconsolidated joint ventures	1,291	1,603
Other accrued expenses	258	536
	$9,268	$19,827

Completion reserves relate to liabilities for completed subcontractor work on closed homes for which invoices have not been remitted as of the balance sheet date.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$3,846	$1,277
Warranty provision for homebuilding projects	312	562
Warranty payments for homebuilding projects	(101)	(60)
Ending warranty accrual for homebuilding projects	4,057	1,779

Beginning warranty accrual for fee building projects	335	301
Warranty provision for fee building projects	—	—
Warranty efforts for fee building projects	(3)	(1)
Ending warranty accrual for fee building projects	332	300
Total ending warranty accrual	$4,389	$2,079

8.    Unsecured Revolving Credit Facility and Other Notes Payable
Notes payable consisted of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Senior unsecured revolving credit facility	$189,924	$74,924
Note payable with land seller	4,000	6,000
Construction loans	810	2,158
	$194,734	$83,082

The Company has a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group. As of March 31, 2016, the total commitment under the Credit Facility was $200 million, of which $189.9 million was outstanding and $10.1 million was available. The maturity date under the Credit Facility is April 30, 2018 and has the potential for a one-year extension, subject to specified conditions and the payment of an extension fee. The Company may repay advances under the Credit Facility at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. The Company may incur costs associated with unused commitment fees pursuant to the terms of the Credit Facility. No such costs were accrued and payable as of March 31, 2016 and 2015. As of March 31, 2016, the interest rate under the Credit Facility was 3.19%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA to interest incurred. As of March 31, 2016, the Company was in compliance with all financial covenants.
In 2012, the Company entered into a $9.5 million term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. During 2015, we made principal payments of $3.5 million. During February 2016, we made a principal payment of $2.0 million and extended the maturity date of the note. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.
In May 2014, the Company entered into two construction loans with a bank related to model and production homes for a project. The loans are secured by the real estate related to the project and bear interest at the bank's prime rate plus 2.0%, or 5.50% at March 31, 2016. The total commitment under the construction loans is $0.8 million. As of March 31, 2016, the remaining loan balance is related to one home in backlog and is expected to close during the 2016 second quarter, at which time the remaining balance of the construction loans is expected to be paid in full and the commitments closed.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Fair Value Disclosures
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and due to affiliates is not determinable due to the related party nature of such amounts. As of March 31, 2016 and December 31, 2015, the fair value of the Company's notes payable approximated the carrying value. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy. Estimated fair values of the outstanding other notes payable at March 31, 2016 and December 31, 2015 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three months ended March 31, 2016 and 2015, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. As of March 31, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.
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
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $43.9 million and $33.6 million, respectively. The estimated remaining costs to complete such improvements as of March 31, 2016 and

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 were $17.3 million and $17.0 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of March 31, 2016, the Company and its affiliated joint ventures had $3.6 million in outstanding letters of credit issued under this facility.

11.    Related Party Transactions
During the three months ended March 31, 2016 and 2015, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.7 million and $2.8 million, respectively. As of March 31, 2016 and December 31, 2015, $0.3 million and $0.3 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets.
The Company has entered into Management Agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2016 and 2015, the Company earned $2.2 million and $3.0 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, $0.6 million and $0.7 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure performance under the loans and maintain certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the agreements comprise acquisition and development loans, construction revolvers and model loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2016 and December 31, 2015, $68.3 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was 14.1% and 30.3%, respectively, as of March 31, 2016 and December 31, 2015. In addition, the Company has provided completion guaranties regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any liabilities funded under such completion guaranties to its partners.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. As of March 31, 2016, the Company's investment in the two unconsolidated joint ventures totaled $9.3 million.
TL Fab LP, an affiliate of Mr. Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three months ended March 31, 2016 and 2015, the Company and its unconsolidated joint ventures incurred $0.3 million and $0.1 million, respectively, for these services. Of these costs, $0.1 million and $0.2 million was due to TL Fab LP at March 31, 2016 and December 31, 2015, respectively, and included in accounts payable in the accompanying consolidated balance sheet.
On June 26, 2015 (the “Transition Date”), the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. Per the agreement, Mr. Davis is expected to work approximately, but not more than, 40 consulting hours per month. For his services, he will be compensated $10,000 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Davis' outstanding restricted stock units and stock

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

option equity awards will continue to vest in accordance with their original terms. For the three months ended March 31, 2016, the Company paid Mr. Davis $30,000, excluding reimbursable expenses. Of these costs, no balance was due to Mr. Davis at March 31, 2016.
During 2015, the Company purchased lots from one of its land development unconsolidated joint ventures, TNHC-HW Cannery LLC.  As a related party transaction, the Company deferred its portion of the underlying gain from the joint venture sale.  The deferred gain is recorded as a reduction to the Company’s land basis on the purchased lots and is recognized as the lots are delivered to third-party home buyers.  As of March 31, 2016, $1.0 million remained unrecognized, being included as a reduction to land basis within the consolidated balance sheets.
The Company’s land purchase agreement with TNHC-HW Cannery LLC also requires profit participation payments due to the joint venture upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  As of March 31, 2016, $0.3 million of profit participation was due to TNHC-HW Cannery LLC, which is included in due to affiliates in the accompanying consolidated balance sheets.
On November 14, 2014, The Company entered into an option agreement with one of its unconsolidated land development joint ventures, TNHC-HW Cannery LLC to purchase lots in two phases. As noted above, the Company purchased a portion of these lots during 2015 and the option on the remaining lots was assigned to a third party, The Cannery-Davis LP. On December 23, 2015, The Cannery-Davis LP purchased the optioned lots. Subsequently, the Company entered into an option and development agreement with The Cannery-Davis LP whereby The Cannery-Davis LP will develop the property into finished lots that the Company has an option to purchase in accordance with the terms and conditions of the agreement. In accordance with ASC 360-20, Property, Plant and Equipment – Real Estate Sales (“ASC 360-20”), the Company has elected to defer its portion of the underlying gain from the joint venture's sale to The Cannery-Davis LP. At March 31, 2016, $0.9 million of the gain from this transaction is included in the accompanying consolidated balance sheets as deferred profit from unconsolidated joint ventures, which is included in accrued expenses and other liabilities. As the Company purchases lots from The Cannery-Davis LP, a pro-rata share of deferred profit is recorded as a reduction to the Company's land basis of the purchased lots. The gain is ultimately recognized when the Company delivers lots to third-party home buyers. As of March 31, 2016, the Company had not purchased any of the optioned lots from The Cannery-Davis LP.
On January 15, 2016, the Company entered into an assignment and assumption of membership interest agreement (the “Buyout Agreement”) for its partner's interest in the TNHC San Juan LLC unconsolidated joint venture. Per the terms of the Buyout Agreement, the Company contributed $20.6 million to the joint venture, and the joint venture made a liquidating cash distribution to our partner for the same amount in exchange for its membership interest. Prior to the buyout, the Company accounted for its investment in TNHC San Juan LLC as an equity method investment. After the buyout, TNHC San Juan LLC is now a wholly owned subsidiary of the Company.

12.    Stock-Based Compensation
The 2014 Long-Term Incentive Plan (the “2014 Incentive Plan”), was adopted by our board of directors in January 2014. The 2014 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units and performance awards. The 2014 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2014 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation and provided that the rights of a holder of an outstanding award may not be impaired without the consent of the holder.
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
A summary of the Company’s common stock option activity as of and for the three months ended March 31, 2016 and 2015 is presented below:

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2016		2015
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	840,298	$11.00	846,874	$11.00
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(2,112)	$11.00	—	$—
Outstanding, end of period	838,186	$11.00	846,874	$11.00
Exercisable, end of period	44,442	$11.00	24,717	$11.00

A summary of the Company’s restricted stock unit activity as of and for the three months ended March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31,
	2016		2015
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	308,386	$14.20	112,233	$11.36
Granted	409,509	$10.05	112,651	$14.22
Vested	(226,516)	$14.15	(85,386)	$11.48
Forfeited	(3,980)	$13.68	(384)	$11.00
Outstanding, end of period	487,399	$10.74	139,114	$13.61

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Expense related to:
Stock options	262	305
Restricted stock units	723	197
	$985	$502

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant. At March 31, 2016, the amount of unearned stock-based compensation currently estimated to be expensed through 2019 related to unvested common stock options and restricted stock units is $5.9 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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
For the three months ended March 31, 2016 and 2015, the Company recorded a benefit from income taxes of $0.2 million and a provision for income taxes of $2.9 million, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 differs from the 35% statutory tax rate, primarily due to stock compensation shortfalls in excess of available additional paid-in capital (“APIC”) pools during the 2016 first quarter, and the tax benefit of production activities, partially offset by state income taxes during the 2016 and 2015 first quarters.
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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Revenues:
Homebuilding	$42,303	$56,235
Fee building, including management fees	42,937	46,630
Total	$85,240	$102,865

Income (loss) before income taxes:
Homebuilding	$(3,134)	$4,577
Fee building, including management fees	2,023	2,853
Total	$(1,111)	$7,430

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Homebuilding	$442,607	$331,697
Fee building	15,121	19,573
Total	$457,728	$351,270
15.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Three months ended March 31,
	2016	2015
	(Dollars in Thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,000	$5,850
Supplemental disclosures of non-cash transactions
Purchase of real estate with notes payable to affiliate	$—	$747
Contribution of real estate from noncontrolling interest in subsidiary	$—	$601
Assets assumed from unconsolidated joint venture	$46,675	$—
Liabilities and equity assumed from unconsolidated joint venture	$46,675	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended. All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “goal,” “plan” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	a downturn in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	the impact of recent accounting standards;

•	restrictive covenants relating to our operations in our current or future financing arrangements; and

•	availability of qualified personnel and our ability to retain our key personnel.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this quarterly report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to revise or publicly release any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Consolidated Financial Data

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Revenues:
Home sales	$42,303	$56,235
Fee building, including management fees from unconsolidated joint ventures of $2,175 and $2,968, respectively	42,937	46,630
	85,240	102,865
Expenses:
Cost of homes sales	36,670	47,408
Cost of fee building	40,914	43,777
Selling and marketing	3,476	2,150
General and administrative	5,175	3,660
	86,235	96,995
Equity in net income (loss) of unconsolidated joint ventures	(7)	1,868
Other expense, net	(109)	(308)
Income (loss) before income taxes	(1,111)	7,430
Benefit (provision) for income taxes	242	(2,885)
Net income (loss)	(869)	4,545
Net loss attributable to noncontrolling interest	55	24
Net income (loss) attributable to The New Home Company Inc.	$(814)	$4,569

Overview

The Company continued to lay the foundation for its long-term growth prospects by increasing its wholly owned business platform. As of the end of the first quarter of 2016, we increased our wholly owned community count by 150% and the dollar value of homes in backlog by 183% to $234 million, as compared to the prior year period. In addition, we deployed newly raised capital from our December 2015 follow-on equity offering and the increase in our unsecured credit facility by investing over $85 million in land and land deposits during the quarter.

Total revenues for the 2016 first quarter were $85.2 million, compared to $102.9 million in the prior year period. Net loss attributable to the Company was $0.8 million, or ($0.04) per diluted share, compared to net income of $4.6 million, or $0.28 per diluted share, in the year earlier period. The change in net income was primarily due to anticipated decreases in home sales revenue and homebuilding gross margin due to a shift in mix, a $1.9 million reduction in joint venture income due to reduced land sales revenue, and an increase in selling, general and administrative expenses (“SG&A”) related to increased community count and the growth in our business. Despite the slight loss generated during the 2016 first quarter, we believe the Company is well positioned to generate greater top-line growth as compared to the prior year and improve our operating results as we convert our backlog and progress through the balance of the year.

Results of Operations

Net New Home Orders and Backlog

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	Amount	%
	(Dollars in thousands)
Net new home orders	56	25	31	124%
Monthly absorption rate	1.8	2.1	(0.3)	(14)%
Cancellation rate	20%	7%	13%	186%
Selling communities at end of period	10	4	6	150%
Backlog (dollar value)	$233,960	$82,707	$151,253	183%
Backlog (homes)	104	37	67	181%
Average sales price of backlog	$2,250	$2,235	$15	1%

Net new home orders for the three months ended March 31, 2016 increased 124% compared to the same period in 2015 primarily due to an increase in the number of selling communities. Our monthly sales absorption rate per community for the 2016 first quarter was 1.8 per month compared to 2.1 per month for the 2015 first quarter. Our cancellation rate for the 2016 first quarter was 20% versus 7% in the prior year period. The increase in cancellation rate was experienced at two lower-priced communities in the Sacramento market and one Southern California community due to a construction delay.

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The number of homes in backlog as of March 31, 2016 compared to March 31, 2015 increased from 37 to 104, or by 181%, as a result of increased net new home orders due to a higher community count. As a result of the increase in net new orders, the dollar value of backlog as of March 31, 2016 increased $151.3 million, or 183%, to $234.0 million compared to the prior year period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	Amount	%
	(Dollars in thousands)
New homes delivered	28	29	(1)	(3)%
Home sales revenue	$42,303	$56,235	$(13,932)	(25)%
Average sales price of homes delivered	$1,511	$1,939	$(428)	(22)%
New home deliveries decreased by 3% during the three months ended March 31, 2016 compared to the same period in 2015. The slight decline in deliveries was the result of a lower backlog conversion rate as compared to the prior year periods. For the three months ended March 31, 2016, home sales revenue decreased 25% compared to the same period in 2015, primarily due to a 22% decrease in the average sales price, largely attributable to a product mix shift to lower-priced homes in Northern California communities.
Homebuilding
Homebuilding gross margin percentage for the three months ended March 31, 2016 was 13.3%, compared to 15.7% for the same period in 2015. The year-over-year decrease in gross margin percentage was due primarily to a mix shift in deliveries. In order to reflect more comparable gross margin and SG&A percentage metrics with other homebuilders, effective January 1, 2016, we started amortizing certain selling and marketing costs associated with model set-up to selling and marketing expenses versus through cost of home sales. As a result of such change in policy, we reclassified $0.9 million in capitalizable selling and marketing costs for the three months ended March 31, 2015 out of cost of home sales to selling and marketing expenses to conform with current year presentation.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage for the three months ended March 31, 2016 was 14.8% compared to 16.3% for the same period in 2015. Adjusted homebuilding gross margin percentage is a non-GAAP financial measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended March 31,
	2016	%	2015	%
	(Dollars in thousands)
Home sales revenue	$42,303	100.0%	$56,235	100.0%
Cost of home sales	36,670	86.7%	47,408	84.3%
Homebuilding gross margin	5,633	13.3%	8,827	15.7%
Add: Interest in cost of home sales	648	1.5%	359	0.6%
Adjusted homebuilding gross margin(1)	$6,281	14.8%	$9,186	16.3%

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

Fee Building

	Three Months Ended March 31,
	2016	%	2015	%
	(Dollars in thousands)
Fee building revenues	$42,937	100.0%	$46,630	100.0%
Cost of fee building	40,914	95.3%	43,777	93.9%
Fee building gross margin	$2,023	4.7%	$2,853	6.1%
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
For the three months ended March 31, 2016, fee building revenues decreased 8% to $42.9 million from $46.6 million in the prior year period due to a decrease in construction activity at our fee building projects and, to a lesser extent, a reduction in management fees from unconsolidated joint ventures. Included in fee building revenues were (i) $40.8 million and $43.7 million of billings to land owners for the three months ended March 31, 2016 and 2015, respectively, and (ii) $2.2 million and $3.0 million of management fees from our unconsolidated joint ventures for the three months ended March 31, 2016 and 2015, respectively.
Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2016 and 2015, one customer comprised 95% and 94% of fee building revenue, respectively.
For the three months ended March 31, 2016, cost of fee building decreased to $40.9 million compared to $43.8 million for the same period during 2015. The amount of G&A expenses included in cost of fee building was $2.2 million for both the three months ended March 31, 2016 and 2015, respectively. Fee building gross margin percentage decreased to 4.7% from 6.1% for the three months ended March 31, 2016 as compared to the prior year period, primarily due to a decrease in management fees from our unconsolidated joint ventures, which were the result of lower joint venture deliveries and land sale revenues.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue

	2016	2015	2016	2015
	(Dollars in thousands)
Selling and marketing expenses	$3,476	$2,150	8.2%	3.8%
General and administrative expenses (“G&A”)	5,175	3,660	12.2%	6.5%
Total selling, marketing and G&A (“SG&A”)	$8,651	$5,810	20.4%	10.3%
SG&A expenses for the 2016 first quarter were $8.7 million, compared to $5.8 million in the prior year period. The increase in SG&A expenses resulted from higher selling and marketing expenses due to a 150% increase in the number of selling communities and increased G&A to support our growth. The year-over-year increase in the SG&A percentage was driven by lower home sales revenue resulting from a lower year-over-year backlog conversion rate due to the timing of new community openings, coupled with higher SG&A expenses associated with opening and staffing new communities and higher G&A expenses to support our expanding operations.
Equity in Net Income of Unconsolidated Joint Ventures
As of March 31, 2016 and 2015, we had ownership interests in 13 and 12, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the unconsolidated joint ventures in excess of our capital interest. These economic interests vary among our different unconsolidated joint ventures.
For the three months ended March 31, 2016, the unconsolidated joint ventures produced $2.1 million in net income compared to $10.8 million for the same period in 2015. Our share of joint venture income (loss) for the 2016 first quarter was down $1.9 million as compared to the prior year period. The decrease in our share of income from unconsolidated joint ventures for the three months ended March 31, 2016 was primarily due to a decrease in land sales revenue and land sales gross margin.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	46	108	(62)	(57)%
Monthly absorption rate	2.4	4.2	(1.8)	(43)%
Cancellation rate	12%	8%	4%	50%
New homes delivered	45	54	(9)	(17)%
Home sales revenue	$38,201	$51,239	$(13,038)	(25)%
Average sales price of homes delivered	$849	$949	$(100)	(11)%
Selling communities at end of period	6	9	(3)	(33)%
Backlog (dollar value)	$94,707	$170,600	$(75,893)	(44)%
Backlog (homes)	101	129	(28)	(22)%
Average sales price of backlog	$938	$1,322	$(384)	(29)%

The decreases in unconsolidated joint venture orders, monthly absorption rate and the backlog dollar value were primarily due to fewer active selling communities and having fewer homes available to sell within these communities, as many of these joint ventures are beginning to wind down. The decrease in homes sales revenue was driven by a 17% reduction in the number of homes delivered and an 11% reduction in the average sales price of homes delivered. The reduction in the average sales price of homes delivered was driven by a shift in product mix to lower price communities.

For the 2016 first quarter, unconsolidated joint venture homebuilding gross margin percentage was 18.1% compared to 18.6% in the prior year period. Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage for the three months ended March 31, 2016 was 19.5% compared to 20.2% for the same period in 2015. Adjusted unconsolidated joint ventures homebuilding gross margin is a non-GAAP financial measure. See the table below reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended March 31,
	2016	%	2015	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding Gross Margin
Unconsolidated joint ventures home sales revenue	$38,201	100.0%	$51,239	100.0%
Cost of unconsolidated joint ventures home sales	31,278	81.9%	41,707	81.4%
Unconsolidated joint ventures homebuilding gross margin	6,923	18.1%	9,532	18.6%
Add: Interest in cost of unconsolidated joint venture home sales	535	1.4%	819	1.6%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$7,458	19.5%	$10,351	20.2%

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

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land
Operational Data
Land sales revenue	$3,756	$29,985	$(26,229)	(87)%
Backlog (dollar value)(1)	$36,894	$45,662	$(8,768)	(19)%

(1)
Amounts include $5.3 million and $18.1 million of backlog dollar value related to purchase contracts between an unconsolidated joint venture and the Company for the three months ended March 31, 2016 and 2015, respectively.

Land sales revenue for the three months ended March 31, 2016 represents revenue recognized from the percentage-of-completion method for revenue from previous residential lot sales from our unconsolidated joint ventures in Davis and Foster City, California. No land sales occurred during the three months ended March 31, 2016.

The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	March 31,		Increase/(Decrease)
	2016	2015	Amount	%
Unconsolidated Joint Ventures—Lots Owned and Controlled
Homebuilding
Lots owned	667	831	(164)	(20)%
Lots controlled (1)	—	—	—	NA
Homebuilding Total	667	831	(164)	(20)%
Land Development
Lots owned	2,340	2,492	(152)	(6)%
Lots controlled (1)	235	235	—	—%
Land Development Total	2,575	2,727	(152)	(6)%
Total	3,242	3,558	(316)	(9)%

(1)	Consists of lots that are under purchase and sale agreements.

Provision (Benefit) for Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recorded a benefit from income taxes of $0.2 million and a provision for income taxes of $2.9 million, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 differs from the 35% statutory tax rate, primarily due to stock compensation shortfalls in excess of available additional paid-in capital (“APIC”) pools during the 2016 first quarter, and the tax benefit of production activities, partially offset by state income taxes during the 2016 and 2015 first quarters.

Lots Owned and Controlled

	March 31,		Increase/(Decrease)
	2016	2015	Amount	%
Lots Owned
Southern California	202	107	95	89%
Northern California	272	330	(58)	(18)%
Total	474	437	37	8%
Lots Controlled (1)
Southern California	635	337	298	88%
Northern California	379	158	221	140%
Fee Building Projects (2)	1,227	943	284	30%
Total	2,241	1,438	803	56%
Total Lots Owned and Controlled	2,715	1,875	840	45%

(1)
Includes lots that we control under purchase and sale agreements or under executed non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2016 were land purchases, land development, home construction, contributions to our unconsolidated joint ventures, operating expenses and the payment of routine liabilities. Our principal sources of capital for the three months ended March 31, 2016 were advances from our senior unsecured revolving credit facility and cash generated from home sales activities.
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
We exercise strict controls and believe we have a prudent strategy for companywide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the first quarter of 2016 with $43.9 million of cash and cash equivalents, a $1.9 million decrease from December 31, 2015, primarily as a result of increased investment in real estate inventories of $100.7 million, net contributions to our unconsolidated joint ventures of $0.8 million and a net loss of $0.8 million, partially offset by net borrowings of $100.5 million due to the growth in our community count and operations. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of March 31, 2016 and December 31, 2015, we had $12.0 million and $16.7 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $13.0 million and $17.8 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of March 31, 2016, we had $204.8 million of aggregate loan commitments, of which $194.7 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our senior unsecured revolving credit facility contains certain financial covenants that limits the amount of leverage we can maintain. However, our certificate of incorporation does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include a combination of secured and unsecured corporate level debt, property-level debt and mortgage financing, other public, private or bank debt, or common and preferred equity. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $349.7 million as of March 31, 2016.
Land Acquisition Notes
During 2012, we entered into a term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. During the first quarter of 2016, we made a principal payment in the amount of $2.0 million. The total available commitment under the note is $4.0 million, all of which had been funded as of March 31, 2016. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.
Secured Construction Notes
In May 2014, we entered into two secured construction loans with a bank related to model and production homes for a specific project. The loans are secured by the project's underlying real estate and bear interest at the bank's prime rate plus 2.0%, or 5.50% as of March 31, 2016. As of March 31, 2016, the total commitment under the construction loans is $0.8 million, with funding and repayment requirements based on the project development and sales cycle. As of March 31, 2016, the remaining loan balance is related to one home in backlog and is expected to close during the 2016 second quarter, at which time the remaining balance of the construction loans is expected to be paid in full and the commitments closed.
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group. As of March 31, 2016, the total commitment under the Credit Facility was $200.0 million, of which $189.9 million was outstanding and $10.1 million was available. The maturity date under the Credit Facility is April 30, 2018 and has the potential for a one-year extension, subject to specified conditions and the payment of an extension fee. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2016, the interest rate under the Credit Facility was 3.19%. We are currently in discussions with our bank group about increasing the size of the commitment under the Credit Facility and extending the maturity date.
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below, and as described and defined further in the Credit Facility:

Financial Covenant	Actual at March 31, 2016	Covenant Requirement at March 31, 2016
	(Dollars in thousands)
Unencumbered Liquid Assets	$43,928	$7,000
EBITDA to Interest Incurred	5.7 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$219,339	$157,186
Leverage Ratio	42%	< 65%
Adjusted Leverage Ratio (1)	36%	< 50%

(1)    Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity.
As of March 31, 2016 and December 31, 2015, we were in compliance with all financial covenants.
Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Notes payable, including unsecured revolving credit facility	$194,734	$83,082
Equity, exclusive of noncontrolling interest	220,219	220,775
Total capital	$414,953	$303,857
Ratio of debt-to-capital (1)	46.9%	27.3%

Notes payable, including unsecured revolving credit facility	$194,734	$83,082
Less: cash, cash equivalents and restricted cash	44,771	46,254
Net debt	149,963	36,828
Equity, exclusive of noncontrolling interest	220,219	220,775
Total capital	$370,182	$257,603
Ratio of net debt-to-capital (2)	40.5%	14.3%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable plus equity, exclusive of noncontrolling interest.

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

Cash Flows — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $100.8 million for the three months ended March 31, 2016 versus $9.5 million for the three months ended March 31, 2015. The year-over-year change was primarily a result of an increase in cash outflows for real estate inventories of $100.7 million in the 2016 period compared to $11.2 million in the 2015 period. The significant investment in real estate inventories in the 2016 period was the result of growth in our community count, increased land spend, and increased construction activity at our wholly owned communities.

•
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2016 compared to net cash provided by investing activities of $4.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, our net contributions to unconsolidated joint ventures were $0.8 million compared to net distributions of $4.4 million during the three months ended March 31, 2015 and was the primary reason net cash provided by investing activities decreased. The reduction in distributions from unconsolidated joint ventures primarily related to the reduction in land sales revenue.

•
Net cash provided by financing activities was $99.8 million for the three months ended March 31, 2016 versus $13.1 million for the three months ended March 31, 2015. The change was primarily driven by net borrowings of $100.5 million in the 2016 period due to the growth in our community count, increased land spend and construction activity at our wholly owned communities versus $13.1 million in the 2015 period.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of March 31, 2016, we had $21.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $445.4 million (net of deposits).

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

Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as means of:

•	accessing larger or highly desirable lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing financial and market risk associated with land holdings

These joint ventures have historically obtained secured acquisition, development and/or construction financing which reduces the use of funds from our corporate financing sources.

We have provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value (“LTV”) maintenance agreements in order to secure performance under the loans and maintain certain LTV ratios. We have also entered into agreements with our partners in each of the unconsolidated joint ventures whereby we and our partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide us, to the extent our partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. The loans underlying the agreements comprise acquisition and development loans, construction revolvers and model loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2016 and December 31, 2015, $68.3 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by us through LTV maintenance agreements. Under the terms of the joint venture agreements, our proportionate share of LTV maintenance agreement liabilities was 14.1% and 30.3%, respectively, as of March 31, 2016 and December 31, 2015. In addition, we have provided completion guaranties regarding specific performance for certain projects whereby we are required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, then we would be subject to financial liability under such completion guaranties. Typically, under such terms of our joint venture agreements, we have the right to apportion the respective share of any liabilities funded under such completion guaranties to our partners.

As of March 31, 2016, we held membership interests in 13 unconsolidated joint ventures, nine of which related to homebuilding activities and four of which related to land development as noted below. We were a party to five LTV maintenance agreements related to unconsolidated joint ventures as of March 31, 2016. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of March 31, 2016:

			March 31, 2016
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(2)
Joint Venture (Project Name)			Assets	Debt(1)	Equity
			(Dollars in 000's)
LR8 Investors, LLC (Lambert Ranch)	2010	Irvine, CA	$2,466	$—	$201	—%	N/A	$—
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	2,550	—	1,149	—%	N/A	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	63,872	15,283	43,960	26%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro)(3)	2012	Santa Clarita, CA	9,141	4,519	2,786	62%	Yes	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, CA	5,298	—	2,299	—%	N/A	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	60,270	3,410	50,923	6%	Yes	457
TNHC Russell Ranch LLC (Russell Ranch)(3)(4)(5)	2013	Folsom, CA	44,910	20,000	24,663	45%	No	17,029
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	11,407	—	483	—%	N/A	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, CA	60,687	25,025	29,272	46%	Yes	—
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	40,977	—	29,192	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch)(3)(5)	2014	Corona, CA	91,503	—	91,052	—%	N/A	241
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	44,243	20,063	20,606	49%	Yes	—
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	44,421	24,708	19,409	56%	No	2,250

Total Unconsolidated Joint Ventures			$481,745	$113,008	$315,995	26%		$19,977

(1)
Scheduled maturities of the unconsolidated joint venture debt as of March 31, 2016 are as follows $4.5 million matures in 2016, $97.5 million matures in 2017, $7.6 matures in 2018 and $3.4 million matures in 2019.

(2)	Estimated future capital commitment represents our proportionate share of estimated future contributions as of March 31, 2016. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint ventures.
As of March 31, 2016, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any LTV maintenance-related payments during the three months ended March 31, 2016.

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

Description of Projects and Communities under Development
Our homebuilding and land development projects usually take approximately 24 to 48 months to complete from the initiation of construction activity. The following table presents project information relating to each of our markets as of March 31, 2016 and should be read in conjunction with Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of March 31, 2016	Lots as of March 31, 2016 (2)	Backlog at March 31, 2016 (3)	Homes or Lots Delivered for the period Ended March 31, 2016	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Wholly owned Projects
Southern California
Canyon Oaks, Calabasas (6)	69	—	69	—	—	Not Available
Amelia, Irvine	70	44	11	6	5	$1,870 - $2,650
Trevi, Irvine	82	38	10	10	3	$2,340 - $3,960
Fiano, Newport Beach	39	12	15	27	1	$3,270 - $5,760
Twenty Oaks, Thousand Oaks	20	—	20	6	—	$1,140 - $1,400
Cressa, Portola Springs	95	—	3	10	—	$970 - $1,100
Sherman Oaks 7, Sherman Oaks	7	—	7	—	—	Not Available
Oliva, San Juan Capistrano (7)	37	2	35	11	2	$1,660 - $2,540
Coral Canyon, Newport Coast	28	—	3	—	—	Not Available
Coral Crest, Newport Coast	27	—	3	—	—	Not Available
Irvine Great Park, Irvine	54	—	26	—	—	Not Available
Southern California Total	528	96	202	70	11

Northern California
Mission Blvd, Fremont	33	—	33	—	—	Not Available
Woodbury Garden, Lafayette	36	28	8	6	2	$1,170 - $2,020
Woodbury Terrace, Lafayette	20	—	20	3	—	$1,100 - $1,190
Chaparral, El Dorado Hills	72	2	70	6	2	$430 - $540
The Grove, Granite Bay	14	13	1	1	3	$930 - $1,800
Candela, Sacramento	10	10	—	—	5	$280 - $320
Cannery Heirloom, Davis	72	18	54	8	3	$450 - $650
Cannery Sage, Davis	73	7	28	10	2	$760 - $1,290
Bayto, Santa Clara (6)	33	—	33	—	—	Not Available
Shannon Townhomes, Fremont	25	—	25	—	—	Not Available
Northern California Total	388	78	272	34	17
Wholly owned Projects Total	916	174	474	104	28

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of March 31, 2016	Lots as of March 31, 2016 (2)	Backlog at March 31, 2016 (3)	Homes or Lots Delivered for the period Ended March 31, 2016	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Unconsolidated Homebuilding Joint Venture Projects(5)
Southern California
Aqua, Villa Metro, Valencia	95	92	3	3	—	$310 - $420
Terra, Villa Metro, Valencia	99	89	10	2	6	$360 - $490
Sol, Villa Metro, Valencia	99	92	7	2	6	$380 - $480
Cielo, Villa Metro, Valencia	22	21	1	1	—	$360 - $520
Avanti, Calabasas (6)	72	—	72	13	—	$1,270 - $1,700
Meridian, Newport Beach	79	79	—	—	2	$1,710 - $4,350
Oliva, San Juan Capistrano (7)	3	3	—	—	1	$1,830 - $2,230
Southern California Total	469	376	93	21	15

Northern California
Row Towns, Orchard Park, San Jose	107	55	52	30	7	$690 - $1,050
Court Towns, Orchard Park, San Jose	60	50	10	10	12	$680 - $1,100
Condo Flats, Orchard Park, San Jose	72	40	32	30	11	$730 - $1,140
McKinley Village, Sacramento	336	—	336	—	—	Not Available
Tidelands, San Mateo (6)	76	—	76	10	—	$1,100 - $1,360
Northern California Total	651	145	506	80	30

Arizona
Mountain Shadows, Paradise Valley	68	—	68	—	—	Not Available
Arizona Total	68	—	68	—	—
Unconsolidated Homebuilding Joint Venture Projects Total	1,188	521	667	101	45

Unconsolidated Land Joint Venture Projects(5)
Southern California
Bedford Ranch, Corona (8)	1,435	—	1,200	—	—	n/a
Southern California Total	1,435	—	1,200	—	—

Northern California
Russell Ranch, Folsom (8)	870	—	870	—	—	n/a
Foster Square, Foster City (8)	421	421	—	—	—	n/a
Cannery Park, Davis (8)(9)	547	277	270	183	—	n/a
Northern California Total	1,838	698	1,140	183	—
Unconsolidated Land Joint Venture Projects Total	3,273	698	2,340	183	—

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of March 31, 2016	Lots as of March 31, 2016 (2)	Backlog at March 31, 2016 (3)	Homes or Lots Delivered for the period Ended March 31, 2016	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Fee Building Projects
Strada, Orchard Hills, Irvine	224	146	78	n/a	41	n/a
Laurel, Cypress Village, Irvine	120	109	11	n/a	20	n/a
Jasmine Ext., Cypress Village, Irvine	126	97	29	n/a	51	n/a
Corte Bella, Orchard Hills, Irvine	118	112	6	n/a	3	n/a
Entrata, Orchard Hills, Irvine	123	76	47	n/a	28	n/a
Terrazza, Orchard Hills, Irvine	149	55	94	n/a	12	n/a
Vista Scena, Orchard Hills, Irvine	195	68	127	n/a	21	n/a
Avalon, Eastwood Village, Irvine	156	6	150	n/a	6	n/a
Belvedere, Eastwood Village, Irvine	134	3	131	n/a	3	n/a
Helena, Eastwood Village, Irvine	142	3	139	n/a	3	n/a
Marin, Eastwood Village, Irvine	157	2	155	n/a	2	n/a
Petaluma, Eastwood Village, Irvine	106	3	103	n/a	3	n/a
Piedmont, Eastwood Village, Irvine	159	2	157	n/a	2	n/a
Fee Building Projects Total	1,909	682	1,227		195

(1)	The number of homes or lots to be built at completion is subject to change, and there can be no assurance that we will build these homes or develop these lots.

(2)
Consists of owned lots, fee building lots and unconsolidated joint venture lots as of March 31, 2016, including owned lots, fee building lots and unconsolidated joint venture lots in backlog as of March 31, 2016. Of the foregoing lots, there were 31 completed and unsold homes other than those being used as model homes.

(3)
Backlog consists of homes or lots under sales contracts that had not closed as of March 31, 2016. Delivery of sold homes or lots in backlog may not occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities and do not record home sales revenues related to those projects.

(4)
Sales range of homes delivered or in backlog reflects actual total price for homes already sold, or that were in backlog as of March 31, 2016. The actual prices at which homes are sold in the future may differ. Sales price range is not included for fee building projects where we are not responsible for sales activities, nor our land development projects.

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

(7)	The Company purchased its partner's remaining membership interest in this joint venture in January 2016; following such purchase, this joint venture is a wholly owned project.

(8)	This project is anticipated to be a lot sale program, in which we may buy lots from the unconsolidated joint venture and/or sell lots to merchant builders. As such, a sales range is not presented.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates if conditions are significantly different in the future.

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards
See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

JOBS Act
We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may elect certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation, shareholder advisory votes on golden parachute compensation and the extended transition period for complying with the new or revised accounting standards.

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
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference. There have been no material changes during the three months ended March 31, 2016, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.	Controls and Procedures

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Our annual report on Form 10-K for the year ended December 31, 2015 does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
We are involved in various claims and litigation arising in the ordinary course of business. We do not believe that any such claims and litigation will materially affect our results of operations or financial position. For more information regarding how we account for legal proceedings, see Note 10, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended March 31, 2016.

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

101
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: April 29, 2016