Form 10-Q
period 2016-06-30
New Home Co Inc.
filed 2016-07-29
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016 or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of July 27, 2016: 20,711,952

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Assets
Cash and cash equivalents	$29,811	$45,874
Restricted cash	877	380
Contracts and accounts receivable	14,932	23,960
Due from affiliates	845	979
Real estate inventories	403,378	209,918
Investment in unconsolidated joint ventures	47,353	60,572
Other assets	10,773	9,587
Total assets	$507,969	$351,270

Liabilities and equity
Accounts payable	$30,660	$26,371
Accrued expenses and other liabilities	10,786	19,827
Due to affiliates	54	293
Unsecured revolving credit facility	238,924	74,924
Other notes payable	4,000	8,158
Total liabilities	284,424	129,573
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,711,952 and 20,543,130, shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	207	205
Additional paid-in capital	195,433	194,437
Retained earnings	27,828	26,133
Total The New Home Company Inc. stockholders' equity	223,468	220,775
Noncontrolling interest in subsidiary	77	922
Total equity	223,545	221,697
Total liabilities and equity	$507,969	$351,270
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$78,836	$19,202	$121,139	$75,437
Fee building, including management fees from unconsolidated joint ventures of $2,537, $2,133, $4,712 and $5,101, respectively	30,028	26,429	72,965	73,059
	108,864	45,631	194,104	148,496
Expenses:
Cost of homes sales	69,390	16,598	106,060	64,006
Cost of fee building	28,317	25,209	69,231	68,986
Selling and marketing	5,046	1,939	8,522	4,089
General and administrative	5,833	4,313	11,008	7,973
	108,586	48,059	194,821	145,054
Equity in net income of unconsolidated joint ventures	3,947	3,256	3,940	5,124
Other expense, net	(286)	(413)	(395)	(721)
Income before income taxes	3,939	415	2,828	7,845
Provision for income taxes	(1,495)	(140)	(1,253)	(3,025)
Net income	2,444	275	1,575	4,820
Net loss attributable to noncontrolling interest	65	174	120	198
Net income attributable to The New Home Company Inc.	$2,509	$449	$1,695	$5,018

Earnings per share attributable to The New Home Company Inc.
Basic	$0.12	$0.03	$0.08	$0.30
Diluted	$0.12	$0.03	$0.08	$0.30
Weighted average shares outstanding:
Basic	20,709,139	16,516,546	20,654,998	16,502,578
Diluted	20,760,186	16,672,649	20,745,802	16,623,663
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2015	20,543,130	$205	$194,437	$26,133	$220,775	$922	$221,697
Net income (loss)	—	—	—	1,695	1,695	(120)	1,575
Noncontrolling interest distribution	—	—	—	—	—	(725)	(725)
Stock-based compensation expense	—	—	1,742	—	1,742	—	1,742
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	—	—	(647)	—	(647)	—	(647)
Tax valuation adjustment from stock-based compensation	—	—	(97)	—	(97)	—	(97)
Shares issued through stock plans	168,822	2	(2)	—	—	—	—
Balance at June 30, 2016	20,711,952	$207	$195,433	$27,828	$223,468	$77	$223,545

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$1,575	$4,820
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(27)	(5,841)
Amortization of equity based compensation	1,742	1,235
Tax valuation adjustment from stock-based compensation	97	—
Distributions of earnings from unconsolidated joint ventures	1,095	7,452
Equity in net (income) loss of unconsolidated joint ventures	(3,940)	(5,124)
Deferred profit from unconsolidated joint ventures	332	(1,435)
Depreciation and amortization	251	232
Abandoned project costs	329	443
Net changes in operating assets and liabilities:
Restricted cash	104	148
Contracts and accounts receivable	9,164	6,016
Due from affiliates	88	2,172
Real estate inventories	(170,246)	(103,750)
Other assets	(50)	4,076
Accounts payable	3,737	4,094
Accrued expenses and other liabilities	(9,711)	(4,704)
Due to affiliates	(239)	—
Net cash used in operating activities	(165,699)	(90,166)
Investing activities:
Purchases of property and equipment	(296)	(238)
Cash assumed from joint venture at consolidation	2,009	—
Contributions to unconsolidated joint ventures	(5,656)	(4,712)
Distributions of capital from unconsolidated joint ventures	7,405	24,806
Net cash provided by investing activities	3,462	19,856
Financing activities:
Borrowings from credit facility	175,000	74,450
Repayments of credit facility	(11,000)	(10,000)
Borrowings from other notes payable	343	1,799
Repayments of other notes payable	(15,636)	(2,517)
Payment of debt issuance costs	(1,064)	—
Cash distributions to noncontrolling interest in subsidiary	(725)	(822)
Minimum tax withholding paid on behalf of employees for stock awards	(647)	—
Tax valuation adjustment from stock-based compensation	(97)	—
Net cash provided by financing activities	146,174	62,910
Net increase (decrease) in cash and cash equivalents	(16,063)	(7,400)
Cash and cash equivalents – beginning of period	45,874	44,058
Cash and cash equivalents – end of period	$29,811	$36,658
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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes. Accordingly, actual results could differ materially from these estimates.

Reclassifications

Certain items in prior year condensed financial statements related to capitalized selling and marketing expenses have been reclassified to conform with current year presentation. Please see "Selling and Marketing Expense" below for more information.

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

Restricted Cash

Restricted cash of $0.9 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs. Pre-acquisition costs, including non-refundable land deposits, are expensed to other expense, net, if we determine continuation of the prospective project is not probable.

Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes closed includes the estimated total construction costs of each home at completion

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and an allocation of all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each project. Changes in estimated development and common costs are allocated prospectively to remaining homes in the project.

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. We review each real estate asset on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

If there are indicators of impairment, we perform a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the undiscounted estimated future cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted estimated future cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to its fair value.

When estimating undiscounted estimated future cash flows of a project, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other projects, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, the amount of the impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by: expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three and six months ended June 30, 2016 and 2015, no impairment adjustments relating to homebuilding real estate inventories were recorded.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and six months ended June 30, 2016 and 2015, one customer comprised 92%, 94%, 92% and 93% of fee building revenue, respectively. The balance of the fee building revenues represented management fees earned from unconsolidated joint ventures. As of June 30, 2016 and December 31, 2015, one customer comprised 60% and 74% of contracts and accounts receivables, respectively.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and December 31, 2015, the Company concluded that some of its joint ventures were VIEs. As of June 30, 2016 and December 31, 2015, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as it is the managing member with the powers to direct the major decisions of the entity.  As of June 30, 2016 and December 31, 2015, the third-party investor had an equity balance of $0.1 million and $0.9 million, respectively.

Investments in Unconsolidated Joint Ventures

We first analyze our homebuilding and land development joint ventures to determine if they are variable interest entities under the provisions of ASC 810 when determining whether the entity should be consolidated. If we conclude that our homebuilding and land development joint ventures are not VIEs, then, in accordance with the provisions of ASC 810, limited partnerships or similar entities must be further evaluated under the presumption that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Under the provisions of ASC 810, we may be required to consolidate certain investments in which we hold a general partner or managing member interest.

As noted above, as of June 30, 2016 and December 31, 2015, the Company concluded that some of its joint ventures were VIEs. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and six months ended June 30, 2016 and 2015, no impairments related to investment in unconsolidated joint ventures were recorded.

The Company selectively provides loan-to-value (“LTV”) maintenance agreements and completion guaranties for debt held by its unconsolidated joint ventures. Such arrangements facilitated the financing of our joint ventures' development projects and arise in the ordinary course of business. Refer to Note 10 for more information discussing the LTV maintenance agreements and completion guaranties.

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized to real estate inventories if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs include, but are not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. Effective January 1, 2016, these costs were amortized to selling and marketing expenses rather than cost of home sales. Prior year periods have been reclassified to conform with current year presentation. The reclassification caused homebuilding gross margin to increase by approximately $0.6 million and $1.5 million, respectively, during the three and six months ended June 30, 2015, or 3.1% and 1.9% of home sales revenue, respectively, and a corresponding increase to selling and marketing expenses by the same amount. All other

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

selling and marketing costs, such as commissions and advertising, are expensed in the period incurred and included in selling and marketing expense in the accompanying condensed consolidated statements of operations.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets.
As of June 30, 2016 and December 31, 2015, no allowance was recorded related to contracts and accounts receivable.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

The Company qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As previously disclosed, the Company has chosen, irrevocably, to “opt out” of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets (referred to as “lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. This guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

2.    Computation of Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$2,509	$449	$1,695	$5,018

Denominator:
Basic weighted-average shares outstanding	20,709,139	16,516,546	20,654,998	16,502,578
Effect of dilutive shares:
Stock options and unvested restricted stock units	51,047	156,103	90,804	121,085
Diluted weighted-average shares outstanding	20,760,186	16,672,649	20,745,802	16,623,663

Basic earnings per share attributable to The New Home Company Inc.	$0.12	$0.03	$0.08	$0.30
Diluted earnings per share attributable to The New Home Company Inc.	$0.12	$0.03	$0.08	$0.30

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	888,953	787	867,272	396

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$69,231	$139,677
Estimated earnings	3,734	10,213
	72,965	149,890
Less: amounts collected during the period	(64,076)	(132,109)
Contracts receivable	$8,889	$17,781

Contracts receivable:
Billed	$—	$—
Unbilled	8,889	17,781
	8,889	17,781
Accounts receivable:
Escrow receivables	5,873	6,179
Other receivables	170	—
Contracts and accounts receivable	$14,932	$23,960
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of June 30, 2016 and December 31, 2015 are expected to be billed and collected within 90 days. Accounts payable at June 30, 2016 and December 31, 2015 includes $7.8 million and $16.7 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deposits and pre-acquisition costs	$36,373	$17,133
Land held and land under development	60,773	57,659
Homes completed or under construction	235,492	109,805
Model homes	70,740	25,321
	$403,378	$209,918

All of our deposits and pre-acquisition costs are non-refundable, except for $0.1 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.
Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits. Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirects, permits, materials and labor.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. For the three and six months ended June 30, 2016 and 2015 interest incurred, capitalized and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest incurred	$1,689	$1,048	$2,970	$1,926
Interest capitalized	(1,689)	(1,048)	(2,970)	(1,926)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$4,823	$2,847	$4,190	$2,328
Interest capitalized as a cost of inventory	1,689	1,048	2,970	1,926
Contribution to unconsolidated joint venture	—	(264)	—	(264)
Previously capitalized interest included in cost of sales	(1,063)	(121)	(1,711)	(480)
Capitalized interest in ending inventory	$5,449	$3,510	$5,449	$3,510

5.    Unconsolidated Joint Ventures

As of June 30, 2016 and December 31, 2015, the Company had ownership interests in 12 and 14, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Cash and cash equivalents	$48,634	$53,936
Restricted cash	12,069	12,279
Real estate inventories	399,945	415,730
Other assets	936	3,972
Total assets	$461,584	$485,917

Accounts payable and accrued liabilities	$38,539	$57,813
Notes payable	111,541	94,890
Total liabilities	150,080	152,703
The New Home Company's equity	47,353	60,572
Other partners' equity	264,151	272,642
Total equity	311,504	333,214
Total liabilities and equity	$461,584	$485,917
Debt-to-capitalization ratio	26.4%	22.2%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues	$70,104	$58,186	$112,061	$139,410
Cost of sales	53,860	45,486	89,764	109,284
Gross margin	16,244	12,700	22,297	30,126
Operating expenses	6,049	5,063	9,961	11,723
Net income of unconsolidated joint ventures	$10,195	$7,637	$12,336	$18,403
Equity in net income of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$3,947	$3,256	$3,940	$5,124

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee from its unconsolidated joint ventures based on each project's revenues. For the three and six months ended June 30, 2016 and 2015, the Company earned $2.5 million, $4.7 million, $2.1 million and $5.1 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations.

During June 2016, our LR8 Investors LLC unconsolidated joint venture (Lambert Ranch) made its final distributions and our outside equity partner exited the joint venture. Upon the change of control, we were required to consolidate this venture as a wholly owned subsidiary, and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including warranty reserve, of the joint venture. In accordance with ASC 805, Business Combinations, we remeasured the assets and liabilities at fair value prior to consolidation resulting in a remeasurement gain of $1.6 million, which is included in equity in net income from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

6.    Other Assets
Other assets consist of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax asset	$7,543	$7,516
Property and equipment, net of accumulated depreciation	974	929
Prepaid expenses	2,248	1,127
Other assets	8	15
	$10,773	$9,587

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Warranty accrual	$5,205	$4,181
Accrued compensation and benefits	2,255	5,106
Accrued interest	631	453
Income taxes payable	5	6,780
Deferred profit from unconsolidated joint ventures	1,272	1,603
Other accrued expenses	1,418	1,704
	$10,786	$19,827

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$4,057	$1,779	$3,846	$1,277
Warranty provision for homebuilding projects	493	192	805	754
Warranty assumed from joint venture at consolidation	469	—	469	—
Warranty payments for homebuilding projects	(145)	(69)	(246)	(129)
Ending warranty accrual for homebuilding projects	4,874	1,902	4,874	1,902

Beginning warranty accrual for fee building projects	332	300	335	301
Warranty provision for fee building projects	—	—	—	—
Warranty efforts for fee building projects	(1)	(2)	(4)	(3)
Ending warranty accrual for fee building projects	331	298	331	298
Total ending warranty accrual	$5,205	$2,200	$5,205	$2,200

8.    Unsecured Revolving Credit Facility and Other Notes Payable
Notes payable consisted of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Senior unsecured revolving credit facility	$238,924	$74,924
Note payable to land seller	4,000	6,000
Construction loans	—	2,158
	$242,924	$83,082

We have a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group. In May 2016, we increased the commitment under the Credit Facility from $200 million to $260 million with an accordion feature that allows borrowings thereunder to be increased up to an aggregate of $350 million and extended the maturity date by one year to April 30, 2019. As of June 30, 2016, we had $238.9 million outstanding under the credit facility and $21.1 million in availability. We may repay

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2016, the interest rate under the Credit Facility was 3.22%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of June 30, 2016, the Company was in compliance with all financial covenants.
The Company has a note payable to a land seller, secured by real estate, which bears interest at 7.0% per annum. As of June 30, 2016, the outstanding balance of the loan was $4.0 million and matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.

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
Fair Value of Financial Instruments
The accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, contracts and accounts receivable, due from affiliates, accounts payable, accrued expenses and other liabilities, due to affiliates, unsecured revolving credit facility and other notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and due to affiliates is not determinable due to the related party nature of such amounts. As of June 30, 2016 and December 31, 2015, the fair value of the Company's unsecured revolving credit facility and other notes payable approximated the carrying value. The Company has determined that its unsecured revolving credit facility and other notes payable are classified as Level 3 within the fair value hierarchy. Estimated fair values of the outstanding other notes payable at June 30, 2016 and December 31, 2015 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three and six months ended June 30, 2016 and 2015, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. As of June 30, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.

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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2016 and December 31, 2015, $65.8 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $9.6 million and $22.5 million, respectively, as of June 30, 2016 and December 31, 2015. In addition, the Company has provided completion guaranties regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any liabilities funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $49.8 million and $33.6 million, respectively. The estimated remaining costs to complete such improvements as of June 30, 2016 and December 31, 2015 were $18.1 million and $17.0 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of June 30, 2016, the Company and its affiliated joint ventures had $3.6 million in outstanding letters of credit issued under this facility.

11.    Related Party Transactions
During the three and six months ended June 30, 2016 and 2015, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.7 million, $4.4 million, $3.0 million and $5.8 million, respectively. As of June 30, 2016 and December 31, 2015, $0.2 million and $0.3 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets.
The Company has entered into Management Agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and six months ended June 30, 2016 and 2015, the Company earned $2.5 million, $4.7 million, $2.1 million and $5.1 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, $0.7 million and $0.7 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. As of June 30, 2016, the Company's investment in these two unconsolidated joint ventures totaled $9.9 million.
TL Fab LP, an affiliate of Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and six

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended June 30, 2016 and 2015, the Company and its unconsolidated joint ventures incurred $0.3 million, $0.6 million, $0.3 million and $0.4 million, respectively, for these services. Of these costs, $0.1 million and $0.2 million was due to TL Fab LP at June 30, 2016 and December 31, 2015, respectively, and included in accounts payable in the accompanying condensed consolidated balance sheets.
The Company may enter into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company will defer its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of future home closing. At June 30, 2016 and December 31, 2015, $0.8 million and $1.2 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures. In addition, at June 30, 2016 and December 31, 2015, $1.0 million and $1.1 million, respectively, of deferred gain from lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with TNHC-HW Cannery LLC requires profit participation payments due to the joint venture upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  As of June 30, 2016, $0.1 million of profit participation was due to TNHC-HW Cannery LLC, which is included in due to affiliates in the accompanying condensed consolidated balance sheets.
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
The number of shares of our common stock that are authorized to be issued under the 2014 Incentive Plan is 1,644,875 shares. To the extent that shares of the Company's common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2014 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of common stock generally shall again be available under the 2014 Incentive Plan.
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan. As of June 30, 2016, 8,204 shares remain available for grant under the 2014 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option and restricted stock awards typically vest over a one to three year period and expire ten years from the date of grant.
At our 2016 Annual Meeting of Shareholders on May 24, 2016, our shareholders approved the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards. Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2016 Incentive Plan. The 2016 Incentive Plan authorizes the issuance of 800,000 shares of common stock, subject to certain

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

limitations. The 2016 Incentive Plan may be amended or terminated by the Board at any time, subject to certain limitations requiring stockholder consent or the consent of the participant. The 2016 Incentive Plan will expire on February 23, 2026. At June 30, 2016, no awards had been granted from the 2016 Incentive Plan.
A summary of the Company’s common stock option activity as of and for the six months ended June 30, 2016 and 2015 is presented below:

	Six Months Ended June 30,
	2016		2015
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	840,298	$11.00	846,874	$11.00
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(4,512)	$11.00	—	$—
Outstanding, end of period	835,786	$11.00	846,874	$11.00
Exercisable, end of period	42,042	$11.00	24,717	$11.00

A summary of the Company’s restricted stock unit activity as of and for the six months ended June 30, 2016 and 2015 is presented below:

	Six Months Ended June 30,
	2016		2015
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	308,386	$14.20	112,233	$11.36
Granted	409,509	$10.05	293,324	$14.46
Vested	(231,289)	$14.22	(85,386)	$11.48
Forfeited	(3,980)	$13.68	(384)	$11.00
Outstanding, end of period	482,626	$10.67	319,787	$14.17

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Expense related to:
Stock options	185	305	447	610
Restricted stock units	572	676	1,295	873
	$757	$981	$1,742	$1,483

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant. At June 30,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2016, the amount of unearned stock-based compensation currently estimated to be expensed through 2019 related to unvested common stock options and restricted stock units is $5.0 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
For the three months ended June 30, 2016 and 2015, the Company recorded a provision for income taxes of $1.5 million and $0.1 million, respectively. The effective tax rate for the three months ended June 30, 2016 and 2015 differs from the 35% federal statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes during the 2016 and 2015 second quarters.
For the six months ended June 30, 2016 and 2015, the Company recorded a provision for income taxes of $1.3 million and $3.0 million, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 differs from the 35% federal statutory tax rate, primarily due to stock compensation shortfalls in excess of available additional paid-in capital (“APIC”) pools during the six months ended June 30, 2016, and the tax benefit of production activities, partially offset by state income taxes during the six months ended June 30, 2016 and 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues:
Homebuilding	$78,836	$19,202	$121,139	$75,437
Fee building, including management fees	30,028	26,429	72,965	73,059
Total	$108,864	$45,631	$194,104	$148,496

Income (loss) before income taxes:
Homebuilding	$2,228	$(805)	$(906)	$3,772
Fee building, including management fees	1,711	1,220	3,734	4,073
Total	$3,939	$415	$2,828	$7,845

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Homebuilding	$497,529	$331,697
Fee building	10,440	19,573
Total	$507,969	$351,270
15.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Six months ended June 30,
	2016	2015
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,150	$8,250
Supplemental disclosures of non-cash transactions
Purchase of real estate with notes payable to affiliate	$—	$747
Contribution of real estate to unconsolidated joint ventures	$—	$18,828
Contribution of real estate from noncontrolling interest in subsidiary	$—	$601
Assets assumed from unconsolidated joint ventures	$46,811	$—
Liabilities and equity assumed from unconsolidated joint ventures	$47,197	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	a downturn in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	our liquidity and availability, terms and deployment of capital;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	our customers' ability to obtain mortgage financing;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	the impact of recent accounting standards;

•	restrictive covenants relating to our operations in our current or future financing arrangements; and

•	availability of qualified personnel and our ability to retain our key personnel.

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

Consolidated Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues:
Home sales	$78,836	$19,202	$121,139	$75,437
Fee building, including management fees from unconsolidated joint ventures of $2,537, $2,133, $4,712 and $5,101, respectively	30,028	26,429	72,965	73,059
	108,864	45,631	194,104	148,496
Expenses:
Cost of homes sales	69,390	16,598	106,060	64,006
Cost of fee building	28,317	25,209	69,231	68,986
Selling and marketing	5,046	1,939	8,522	4,089
General and administrative	5,833	4,313	11,008	7,973
	108,586	48,059	194,821	145,054
Equity in net income of unconsolidated joint ventures	3,947	3,256	3,940	5,124
Other expense, net	(286)	(413)	(395)	(721)
Income before income taxes	3,939	415	2,828	7,845
Provision for income taxes	(1,495)	(140)	(1,253)	(3,025)
Net income	2,444	275	1,575	4,820
Net loss attributable to noncontrolling interest	65	174	120	198
Net income attributable to The New Home Company Inc.	$2,509	$449	$1,695	$5,018

Overview

The Company continued its growth prospects of its wholly owned business platform during the 2016 second quarter. We grew our year-over-year wholly owned community count by 50% to 12 actively selling communities, home sales revenue by 311%, quadrupled our earnings per share and ended the period with an estimated backlog value of $278 million, the highest in the Company’s history.

Total revenues for the 2016 second quarter totaled $108.9 million, compared to $45.6 million in the prior year period. Net income attributable to the Company was $2.5 million, or $0.12 per diluted share, compared to net income of $0.4 million, or $0.03 per diluted share, in the prior year period. The year-over-year improvement in net income was primarily attributable to increases in total revenue, a 1,880 basis point improvement in selling, general and administrative expenses (“SG&A”) as a percentage of home sales revenue, and a $0.7 million increase in joint venture income.

Results of Operations

Net New Home Orders and Backlog

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Net new home orders	64	40	24	60%	120	65	55	85%
Monthly absorption rate	1.9	1.9	—	—%	1.9	2.0	(0.1)	(5)%
Cancellation rate	6%	5%	1%	N/A	13%	4%	9%	N/A
Selling communities at end of period					12	8	4	50%
Backlog (dollar value)					$278,000	$136,600	$141,400	104%
Backlog (homes)					125	65	60	92%
Average sales price of backlog					$2,224	$2,102	$122	6%

Net new home orders for the three and six months ended June 30, 2016 increased 60% and 85%, respectively, compared to the same periods in 2015 primarily due to an increase in the number of selling communities. Our monthly sales absorption rate per community for the 2016 second quarter was consistent with the prior year period at 1.9 sales per average selling community and down slightly for the six month period ended June 30, 2016. Our cancellation rate for the 2016 second quarter was relatively low at 6% and relatively consistent with the year earlier period, while the six months ended June 30, 2016 was up primarily due to one Southern California community that experienced a construction delay and a higher number of cancellations.

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The dollar value of backlog was up 104% to $278.0 million primarily due to a 92% increase in the number of homes in backlog, and to a lesser extent, a 6% increase in average sales price in backlog to $2.2 million. The jump in the number of homes in backlog as of June 30, 2016 compared to the prior year period was the result of increased net new home orders due to an increase in the number of selling communities.

Home Sales Revenue and New Homes Delivered

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
New homes delivered	43	12	31	258%	71	41	30	73%
Home sales revenue	$78,836	$19,202	$59,634	311%	$121,139	$75,437	$45,702	61%
Average sales price of homes delivered	$1,833	$1,600	$233	15%	$1,706	$1,840	$(134)	(7)%
New home deliveries increased 258% and 73%, respectively, during the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase in deliveries was the result of an increase in the number of net new home orders generated during the respective periods and a higher number of homes in beginning backlog for each period. For the three and six months ended June 30, 2016, home sales revenue increased 311% and 61%, respectively, compared to the same periods in 2015, primarily due to an increase in the number of homes delivered, coupled with a 15% higher average sales price for the 2016 second quarter.
Homebuilding
Homebuilding gross margin percentage for the three and six months ended June 30, 2016 was 12.0% and 12.4%, respectively, compared to 13.6% and 15.2%, respectively, for the same periods in 2015. The year-over-year decreases in gross margin percentages was due primarily to a mix shift in deliveries. In order to reflect more comparable gross margin and SG&A percentage metrics with other homebuilders, effective January 1, 2016, we started amortizing certain selling and marketing costs associated with model set-up to selling and marketing expenses versus through cost of home sales. As a result of this change, we reclassified $0.6 million and $1.5 million, respectively, in capitalizable selling and marketing costs for the three and six months ended June 30, 2015 out of cost of home sales to selling and marketing expenses to conform with current year presentation.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage for the three and six months ended June 30, 2016 was 13.3% and 13.9%, respectively, compared to 14.2% and 15.8%, respectively, for the same periods in 2015. Adjusted homebuilding gross margin percentage is a non-GAAP financial measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
	(Dollars in thousands)
Home sales revenue	$78,836	100.0%	$19,202	100.0%	$121,139	100.0%	$75,437	100.0%
Cost of home sales	69,390	88.0%	16,598	86.4%	106,060	87.6%	64,006	84.8%
Homebuilding gross margin	9,446	12.0%	2,604	13.6%	15,079	12.4%	11,431	15.2%
Add: Interest in cost of home sales	1,063	1.3%	121	0.6%	1,711	1.5%	480	0.6%
Adjusted homebuilding gross margin(1)	$10,509	13.3%	$2,725	14.2%	$16,790	13.9%	$11,911	15.8%

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

Fee Building

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
	(Dollars in thousands)
Fee building revenues	$30,028	100.0%	$26,429	100.0%	$72,965	100.0%	$73,059	100.0%
Cost of fee building	28,317	94.3%	25,209	95.4%	69,231	94.9%	68,986	94.4%
Fee building gross margin	$1,711	5.7%	$1,220	4.6%	$3,734	5.1%	$4,073	5.6%
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
For the three months ended June 30, 2016, fee building revenues increased 14% from the prior year period due to an increase in construction activity at our fee building projects and, to a lesser extent, an increase in management fees from unconsolidated joint ventures. Included in fee building revenues were (i) $27.5 million and $24.3 million of billings to land owners for the three months ended June 30, 2016 and 2015, respectively, and (ii) $2.5 million and $2.1 million of management fees from our unconsolidated joint ventures for the three months ended June 30, 2016 and 2015, respectively.
For the six months ended June 30, 2016, fee building revenues were down slightly from the prior year period due to a reduction in management fees from unconsolidated joint ventures. Included in fee building revenues were (i) $68.3 million and $68.0 million of billings to land owners for the six months ended June 30, 2016 and 2015, respectively, and (ii) $4.7 million and $5.1 million of management fees from our unconsolidated joint ventures for the six months ended June 30, 2016 and 2015, respectively.
Our fee building revenues have historically been concentrated with a small number of customers. For the three and six months ended June 30, 2016 and 2015, one customer comprised 92%, 94%, 92% and 93% of fee building revenue, respectively.
For the three months ended June 30, 2016, cost of fee building increased due to the increase in fee building revenues, compared to the same period during 2015. The amount of G&A expenses included in cost of fee building was $2.2 million and

$2.1 million, respectively, for the three months ended June 30, 2016 and 2015. Fee building gross margin percentage increased to 5.7% from 4.6% for the three months ended June 30, 2016 as compared to the prior year period, due to an increase in management fees from our unconsolidated joint ventures, and to a lesser extent, a slight increase in our fee rate with our largest customer on certain projects.
Fee building gross margin percentage decreased to 5.1% from 5.6% for the six months ended June 30, 2016 as compared to the prior year period, primarily due to a decrease in management fees from our unconsolidated joint ventures. For the six months ended June 30, 2016, the amount of G&A expenses included in cost of fee building was $4.4 million and $4.3 million, respectively.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue		Six Months Ended June 30,		As a Percentage of Home Sales Revenue

	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Selling and marketing expenses	$5,046	$1,939	6.4%	10.1%	$8,522	$4,089	7.0%	5.4%
General and administrative expenses (“G&A”)	5,833	4,313	7.4%	22.5%	11,008	7,973	9.1%	10.6%
Total selling, marketing and G&A (“SG&A”)	$10,879	$6,252	13.8%	32.6%	$19,530	$12,062	16.1%	16.0%
SG&A expenses for the three and six months ended June 30, 2016 were up for each year-over-year period consistent with the increase in our wholly owned community count and higher revenue totals. However, our SG&A operating leverage has improved significantly as our home sales revenue has increased, resulting in a 1,880 basis point reduction in our SG&A expense ratio for the 2016 second quarter.
Equity in Net Income of Unconsolidated Joint Ventures
As of June 30, 2016 and 2015, we had ownership interests in 12 and 13, respectively, unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the unconsolidated joint ventures in excess of our capital interest if certain minimum returns are achieved. These economic interests vary among our different unconsolidated joint ventures.
Our share of joint venture income increased for the three months ended June 30, 2016 compared to the same period in 2015 due to an increase in total revenues of the joint ventures, an improvement in gross margin percentage, and a benefit related to the close-out of one joint venture. The primary reason our share of joint venture income decreased for the six months ended June 30, 2016 compared to the same period in 2015 was the reduction in total revenues of the joint ventures.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	30	103	(73)	(71)%	76	211	(135)	(64)%
Monthly absorption rate	2.5	3.4	(0.9)	(26)%	2.5	3.8	(1.3)	(34)%
Cancellation rate	9%	3%	6%	N/A	11%	5%	6%	N/A
New homes delivered	55	45	10	22%	100	99	1	1%
Home sales revenue	$47,698	$42,601	$5,097	12%	$85,899	$93,840	$(7,941)	(8)%
Average sales price of homes delivered	$867	$947	$(80)	(8)%	$859	$948	$(89)	(9)%
Selling communities at end of period					3	10	(7)	(70)%
Backlog (dollar value)					$71,970	$238,309	$(166,339)	(70)%
Backlog (homes)					76	187	(111)	(59)%
Average sales price of backlog					$947	$1,274	$(327)	(26)%

The decreases in unconsolidated joint venture orders, monthly absorption rate and the backlog dollar value were primarily due to fewer active selling communities and having fewer homes available to sell within these communities, as many of these joint ventures are beginning to wind down. The increase in homes sales revenue for the three months ended June 30, 2016 was driven by a 22% increase in the number of homes delivered, offset slightly by an 8% reduction in the average sales price of homes delivered. The reduction in the average sales price of homes delivered was driven by a shift in product mix to lower priced communities. The decrease in homes sales revenue for the six months ended June 30, 2016 was due to the 9% reduction in the average sales price of homes delivered. The reduction in the average sales price of homes delivered was driven by a shift in product mix to lower priced communities.
For the three and six months ended June 30, 2016, unconsolidated joint venture homebuilding gross margin percentage was 25.6% and 22.3%, respectively, compared to 20.8% and 19.6%, respectively, in the prior year periods. The improvement in gross margin for both periods was driven by a mix shift in deliveries, including a larger mix of deliveries from our Orchard Park community in San Jose, CA. Excluding interest in cost of home sales, adjusted unconsolidated joint ventures homebuilding gross margin percentage for the three and six months ended June 30, 2016 was 27.0% and 23.7%, respectively, compared to 22.5% and 21.3%, respectively, for the same periods in 2015. Adjusted unconsolidated joint ventures homebuilding gross margin is a non-GAAP financial measure. See the table below reconciling this non-GAAP financial measure to unconsolidated joint venture homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding Gross Margin
Unconsolidated joint ventures home sales revenue	$47,698	100.0%	42,601	100.0%	$85,899	100.0%	$93,840	100.0%
Cost of unconsolidated joint ventures home sales	35,507	74.4%	33,745	79.2%	66,786	77.7%	75,452	80.4%
Unconsolidated joint ventures homebuilding gross margin	12,191	25.6%	8,856	20.8%	19,113	22.3%	18,388	19.6%
Add: Interest in cost of unconsolidated joint venture home sales	677	1.4%	744	1.7%	1,212	1.4%	1,563	1.7%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$12,868	27.0%	$9,600	22.5%	$20,325	23.7%	$19,951	21.3%

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

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land
Operational Data
Land sales revenue	$22,406	$15,585	$6,821	44%	$26,162	$45,570	$(19,408)	(43)%
Backlog (dollar value)(1)					$18,988	$45,662	$(26,674)	(58)%

(1)
Amounts include $4.3 million and $18.1 million of backlog dollar value related to purchase contracts between an unconsolidated joint venture and the Company for the six months ended June 30, 2016 and 2015, respectively.

Land sales revenue for the three and six months ended June 30, 2016 and 2015 represents revenue recognized from the percentage-of-completion method for revenue from current and previous residential lot sales from our unconsolidated joint ventures in Davis and Foster City, California.

The table below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	June 30,		Increase/(Decrease)
	2016	2015	Amount	%
Unconsolidated Joint Ventures—Lots Owned and Controlled
Homebuilding
Lots owned	610	847	(237)	(28)%
Lots controlled (1)	—	—	—	NA
Homebuilding Total	610	847	(237)	(28)%
Land Development
Lots owned	2,277	2,420	(143)	(6)%
Lots controlled (1)	235	235	—	—%
Land Development Total	2,512	2,655	(143)	(5)%
Total	3,122	3,502	(380)	(11)%

(1)	Consists of lots that are under purchase and sale agreements.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2016 and 2015, the Company recorded a provision for income taxes of $1.5 million and $0.1 million, respectively. The effective tax rate for the three months ended June 30, 2016 and 2015 differs from the 35% federal statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes during the 2016 and 2015 second quarters.

For the six months ended June 30, 2016 and 2015, the Company recorded a provision for income taxes of $1.3 million and $3.0 million, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 differs from the 35% federal statutory tax rate, primarily due to stock compensation shortfalls in excess of available additional paid-in capital (“APIC”) pools during the six months ended June 30, 2016, and the tax benefit of production activities, partially offset by state income taxes during the six months ended June 30, 2016 and 2015.

Lots Owned and Controlled

	June 30,		Increase/(Decrease)
	2016	2015	Amount	%
Lots Owned
Southern California	226	146	80	55%
Northern California	249	305	(56)	(18)%
Total	475	451	24	5%
Lots Controlled (1)
Southern California	631	513	118	23%
Northern California	379	82	297	362%
Fee Building Projects (2)	1,001	1,511	(510)	(34)%
Total	2,011	2,106	(95)	(5)%
Total Lots Owned and Controlled	2,486	2,557	(71)	(3)%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2016 were land purchases, land development, home construction, contributions to our unconsolidated joint ventures, operating expenses, repayments on our credit facility and the payment of routine liabilities. Our principal sources of capital for the six months ended June 30, 2016 were advances from our senior unsecured revolving credit facility, cash generated from home sales activities and distributions from our unconsolidated joint ventures.
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
We exercise strict controls and believe we have a prudent strategy for companywide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the second quarter of 2016 with $29.8 million of cash and cash equivalents, a $16.1 million decrease from December 31, 2015, primarily as a result of net increased investment in real estate inventories of $170.2 million, partially offset by net borrowings of $148.7 million due to the growth in community count and operations. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of June 30, 2016 and December 31, 2015, we had $7.8 million and $16.7 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $8.9 million and $17.8 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of June 30, 2016, we had $264.0 million of aggregate loan commitments, of which $242.9 million was outstanding. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our senior unsecured revolving credit facility contains certain financial covenants that limits the amount of leverage we can maintain. However, our certificate of incorporation does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include a combination of secured and unsecured corporate level debt, property-level debt and mortgage financing, other public, private or bank debt, or common and preferred equity. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $349.7 million as of June 30, 2016.
Land Acquisition Notes
The Company has a term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. As of June 30, 2016, the total available commitment under the note is $4.0 million, all of which has been funded. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group. In May 2016, we increased the commitment under the Credit Facility from $200 million to $260 million with an accordion feature that allows borrowings thereunder to be increased up to an aggregate of $350 million and extended the maturity date by one year to April 30, 2019. As of June 30, 2016, we had $238.9 million outstanding under the credit facility and $21.1 million in availability. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month

LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2016, the interest rate under the Credit Facility was 3.22%.
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those summarized in the table below, and as described and defined further in the Credit Facility:

Financial Covenants	Actual at June 30, 2016	Covenant Requirement at June 30, 2016
	(Dollars in thousands)
Unencumbered Liquid Assets	$29,811	$7,000
EBITDA to Interest Incurred	5.9 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$223,468	$166,255
Leverage Ratio	50%	< 65%
Adjusted Leverage Ratio (1)	36%	< 50%

(1)    Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity.
We were in compliance with all financial covenants as of June 30, 2016.
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

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Notes payable, including unsecured revolving credit facility	$242,924	$83,082
Equity, exclusive of noncontrolling interest	223,468	220,775
Total capital	$466,392	$303,857
Ratio of debt-to-capital (1)	52.1%	27.3%

Notes payable, including unsecured revolving credit facility	$242,924	$83,082
Less: cash, cash equivalents and restricted cash	30,688	46,254
Net debt	212,236	36,828
Equity, exclusive of noncontrolling interest	223,468	220,775
Total capital	$435,704	$257,603
Ratio of net debt-to-capital (2)	48.7%	14.3%

(1)
The ratio of debt-to-capital is computed as the quotient obtained by dividing notes payable by the sum of total notes payable (including unsecured revolving credit facility) plus equity, exclusive of noncontrolling interest.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is notes payable (including unsecured revolving credit facility) less cash to the extent necessary to reduce the debt balance to zero) by total capital, exclusive of noncontrolling interest. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our notes payable, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $165.7 million for the six months ended June 30, 2016 versus $90.2 million for the six months ended June 30, 2015. The year-over-year change was primarily a result of an increase in cash outflows for real estate inventories of $170.2 million in the 2016 period compared to $103.8 million in the 2015 period. The significant investment in real estate inventories in the 2016 period was the result of growth in our community count, increased land spend, and increased construction activity at our wholly owned communities.

•
Net cash provided by investing activities was $3.5 million for the six months ended June 30, 2016 compared to $19.9 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our net distributions from unconsolidated joint ventures (excluding distributions of earnings) were $1.7 million compared to $20.1 million during the six months ended June 30, 2015 and was the primary reason net cash provided by investing activities decreased. The reduction in distributions from unconsolidated joint ventures primarily related to the reduction in revenues and the winding down of certain joint ventures.

•
Net cash provided by financing activities was $146.2 million for the six months ended June 30, 2016 versus $62.9 million for the six months ended June 30, 2015. The change was primarily driven by net borrowings under our revolving credit facility of $164.0 million in the 2016 period due to the growth in our community count, increased land spend and construction activity at our wholly owned communities versus $64.5 million in the 2015 period.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of June 30, 2016, we had $29.2 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $428.2 million (net of deposits).

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

Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as means of:

•	leveraging our capital base

•	accessing larger or highly desirable lot positions

•	expanding our market opportunities

•	managing financial and market risk associated with land holdings

•	establishing strategic alliances

These joint ventures have historically obtained secured acquisition, development and/or construction financing which reduces the use of funds from our corporate financing sources.

We have provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value (“LTV”) maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. We have also entered into agreements with our partners in each of the unconsolidated joint ventures whereby we and our partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide us, to the extent our partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2016 and December 31, 2015, $65.8 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by us through LTV maintenance agreements. Under the terms of the joint venture agreements, our proportionate share of LTV maintenance agreement liabilities was $9.6 million and $22.5 million as of June 30, 2016 and December 31, 2015, respectively. In addition, we have provided completion guaranties regarding specific performance for certain projects whereby we are required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, then we would be subject to financial liability under such completion guaranties. Typically, under such terms of our joint venture agreements, we have the right to apportion the respective share of any liabilities funded under such completion guaranties to our partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements.

As of June 30, 2016, we held membership interests in 12 unconsolidated joint ventures, eight of which related to homebuilding activities and four of which related to land development as noted below. We were a party to five LTV maintenance agreements related to unconsolidated joint ventures as of June 30, 2016. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of June 30, 2016:

			June 30, 2016
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(2)
Joint Venture (Project Name)			Assets	Debt(1)	Equity
			(Dollars in 000's)
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	2,256	—	1,149	—%	N/A	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	45,731	7,287	35,085	17%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro)(3)	2012	Santa Clarita, CA	4,216	897	2,240	29%	Yes	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, CA	4,949	—	2,076	—%	N/A	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	66,399	7,342	54,380	12%	Yes	137
TNHC Russell Ranch LLC (Russell Ranch)(3)(4)(5)	2013	Folsom, CA	46,816	20,000	26,527	43%	No	13,703
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	11,619	—	1,665	—%	N/A	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, CA	56,824	23,479	31,429	43%	Yes	—
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	31,724	—	24,112	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch)(3)(5)	2014	Corona, CA	93,244	—	92,923	—%	N/A	1,111
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	51,706	26,783	20,195	57%	Yes	—
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	46,100	25,753	19,723	57%	No	2,100

Total Unconsolidated Joint Ventures			$461,584	$111,541	$311,504	26%		$17,051

(1)
Scheduled maturities of the unconsolidated joint venture debt as of June 30, 2016 are as follows: $0.9 million matures in 2016, $97.3 million matures in 2017, $8.6 matures in 2018 and $4.7 million matures in 2019.

(2)	Estimated future capital commitment represents our proportionate share of estimated future contributions as of June 30, 2016. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint ventures.
As of June 30, 2016, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any LTV maintenance-related payments during the three and six months ended June 30, 2016.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and a higher level of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Description of Projects and Communities under Development
Our homebuilding and land development projects usually take approximately 24 to 48 months to complete from the initiation of construction activity. The following table presents project information relating to each of our markets as of June 30, 2016 and should be read in conjunction with Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of June 30, 2016	Lots Owned and Controlled as of June 30, 2016(2)	Backlog at June 30, 2016(3)	Homes or Lots Delivered for the Six Months Ended June 30, 2016	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Wholly Owned Projects
Southern California
Canyon Oaks, Calabasas (6)	69	—	69	—	—	Not Available
Amelia, Irvine	110	47	63	5	8	$1,900 - $2,500
Trevi, Irvine	82	41	41	9	6	$2,400 - $3,300
Fiano, Newport Beach	39	19	20	20	8	$3,500 - $5,900
Twenty Oaks, Thousand Oaks	20	1	19	5	1	$1,140 - $1,500
Cressa, Portola Springs	95	—	95	30	—	$970 - $1,200
Sherman Oaks 7, Sherman Oaks	7	—	7	—	—	Not Available
Oliva, San Juan Capistrano (7)	37	8	29	9	8	$1,680 - $2,400
Coral Canyon, Newport Coast	28	—	28	3	—	$3,700 - $4,200
Coral Crest, Newport Coast	27	—	27	8	—	$5,200 - $6,400
Great Park, Irvine	54	—	54	—	—	Not Available
Marywood, Orange	40	—	40	—	—	Not Available
La Floresta, Brea	80	—	80	—	—	Not Available
MR2, Rancho Mission Viejo	80	—	80	—	—	Not Available
MR4, Rancho Mission Viejo	72	—	72	—	—	Not Available
Civita, San Diego	133	—	133	—	—	Not Available
Southern California Total	973	116	857	89	31

Northern California
Mission Blvd, Fremont	33	—	33	2	—	$840 - $870
Woodbury Garden, Lafayette	36	35	1	1	9	$1,200 - $2,000
Woodbury Terrace, Lafayette	20	4	16	—	4	$940 - $1,190
Chaparral, El Dorado Hills	72	10	62	5	10	$430 - $540
The Grove, Granite Bay	14	14	—	—	4	$1,300 - $1,400
Candela, Sacramento	10	10	—	—	5	$280 - $320
Cannery Heirloom, Davis	72	18	54	13	3	$460 - $600
Cannery Sage, Davis	73	10	63	15	5	$770 - $1,370
Bayto, Santa Clara (6)	33	—	33	—	—	Not Available
Shannon Townhomes, Fremont	25	—	25	—	—	Not Available

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of June 30, 2016	Lots Owned and Controlled as of June 30, 2016(2)	Backlog at June 30, 2016(3)	Homes or Lots Delivered for the Six Months Ended June 30, 2016	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Houret, Milpitas	114	—	114	—	—	Not Available
University Flats, Davis	96	—	96	—	—	Not Available
River Islands, Lathrop	131	—	131	—	—	Not Available
Northern California Total	729	101	628	36	40
Wholly Owned Projects Total	1,702	217	1,485	125	71

Unconsolidated Homebuilding Joint Venture Projects(5)
Southern California
Aqua, Villa Metro, Valencia	95	95	—	—	3	$380 - $420
Terra, Villa Metro, Valencia	99	95	4	4	12	$410 - $490
Sol, Villa Metro, Valencia	99	97	2	1	11	$420 - $500
Cielo, Villa Metro, Valencia	22	22	—	—	1	$400 - $500
Avanti, Calabasas (6)	72	9	63	9	9	$1,270 - $1,700
Meridian, Newport Beach	79	79	—	—	2	$1,710 - $4,350
Oliva, San Juan Capistrano (7)	3	3	—	—	1	$1,830 - $2,230
Southern California Total	469	400	69	14	39

Northern California
Row Towns, Orchard Park, San Jose	107	75	32	19	27	$840 - $1,140
Court Towns, Orchard Park, San Jose	60	59	1	1	21	$790 - $960
Condo Flats, Orchard Park, San Jose	72	42	30	29	13	$800 - $1,140
McKinley Village, Sacramento	336	—	336	—	—	Not Available
Tidelands, San Mateo (6)	76	—	76	13	—	$1,100 - $1,360
Northern California Total	651	176	475	62	61

Arizona
Mountain Shadows, Paradise Valley	66	—	66	—	—	Not Available
Arizona Total	66	—	66	—	—
Unconsolidated Homebuilding Joint Venture Projects Total	1,186	576	610	76	100

Unconsolidated Land Joint Venture Projects(5)
Southern California
Bedford Ranch, Corona (8)	1,435	—	1,435	—	—	n/a
Southern California Total	1,435	—	1,435	—	—

Northern California
Russell Ranch, Folsom (8)	870	—	870	—	—	n/a
Foster Square, Foster City (8)	421	421	—	—	—	n/a
Cannery Park, Davis (8)	547	340	207	121	63	n/a
Northern California Total	1,838	761	1,077	121	63
Unconsolidated Land Joint Venture Projects Total	3,273	761	2,512	121	63

Fee Building Projects
Strada, Orchard Hills, Irvine	224	183	41	n/a	78	n/a
Laurel, Cypress Village, Irvine	120	120	—	n/a	31	n/a
Jasmine Ext., Cypress Village, Irvine	126	126	—	n/a	80	n/a
Corte Bella, Orchard Hills, Irvine	118	118	—	n/a	9	n/a
Entrata, Orchard Hills, Irvine	123	86	37	n/a	38	n/a

Project, City	Total Number of Homes or Lots to Be Built at Completion(1)	Cumulative Homes or Lots Delivered as of June 30, 2016	Lots Owned and Controlled as of June 30, 2016(2)	Backlog at June 30, 2016(3)	Homes or Lots Delivered for the Six Months Ended June 30, 2016	Sales Range of Homes Delivered or in Backlog (in 000's)(4)
Terrazza, Orchard Hills, Irvine	149	80	69	n/a	37	n/a
Vista Scena, Orchard Hills, Irvine	195	93	102	n/a	46	n/a
Avalon, Eastwood Village, Irvine	156	33	123	n/a	33	n/a
Belvedere, Eastwood Village, Irvine	134	3	131	n/a	3	n/a
Helena, Eastwood Village, Irvine	142	10	132	n/a	10	n/a
Marin, Eastwood Village, Irvine	157	18	139	n/a	18	n/a
Petaluma, Eastwood Village, Irvine	106	24	82	n/a	24	n/a
Piedmont, Eastwood Village, Irvine	159	14	145	n/a	14	n/a
Fee Building Projects Total	1,909	908	1,001		421

(1)	Subject to change and there can be no assurance we will build these homes or develop these lots.

(2)	Includes lots in backlog as of June 30, 2016.

(3)
Backlog consists of homes or lots under sales contracts that had not closed as of June 30, 2016. Delivery of homes or lots in backlog may not occur. Backlog has not been reduced to reflect our historical cancellation rate. Backlog for fee building projects is not included as we are not responsible for sales activities and do not record home sales revenue related to those projects.

(4)
Reflects the price for homes already delivered, or that were in backlog as of June 30, 2016. The actual prices at which homes are sold in the future may differ. A range is not included for fee building projects because we are not responsible for sales activities, nor our land development projects.

(5)
We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the joint ventures in excess of our capital interest if certain minimum returns are achieved. These economic interests vary among our different unconsolidated joint ventures.

(6)
This project includes market-rate and below-market rate homes. The below-market rate homes are recognized as an affordable component by certain agencies and jurisdictions. As such, the sales price range for the below-market rate homes has been excluded from the table.

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

Recently Issued Accounting Standards
Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q is incorporated herein by reference.

JOBS Act
We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may elect certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements, and exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference. There have been no material changes during the six months ended June 30, 2016, to such information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Change in Internal Controls

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended June 30, 2016.

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

4.1
Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on January 24, 2014))

4.2
Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.1
Amended and Restated Credit Agreement, dated May 10, 2016, among The New Home Company, Inc., U.S. Bank National Association and the several lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 11, 2016)

10.2		The New Home Company Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2016)†

10.3	*	The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement

31.1	*	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	**	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	**	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	*
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended
† Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The New Home Company Inc.

By:	/s/ H. Lawrence Webb
H. Lawrence Webb
Chief Executive Officer

By:	/s/ John M. Stephens
John M. Stephens
Chief Financial Officer
Date: July 29, 2016