Form 10-Q
period 2016-09-30
New Home Co Inc.
filed 2016-11-04
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of November 2, 2016: 20,711,952

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Assets
Cash and cash equivalents	$44,254	$45,874
Restricted cash	970	380
Contracts and accounts receivable	21,379	23,960
Due from affiliates	842	979
Real estate inventories	383,392	200,636
Investment in unconsolidated joint ventures	42,489	60,572
Other assets	23,497	18,869
Total assets	$516,823	$351,270

Liabilities and equity
Accounts payable	$38,850	$26,371
Accrued expenses and other liabilities	14,067	19,827
Due to affiliates	—	293
Unsecured revolving credit facility	229,924	74,924
Other notes payable	4,000	8,158
Total liabilities	286,841	129,573
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,711,952 and 20,543,130, shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	207	205
Additional paid-in capital	196,293	194,437
Retained earnings	33,375	26,133
Total The New Home Company Inc. stockholders' equity	229,875	220,775
Noncontrolling interest in subsidiary	107	922
Total equity	229,982	221,697
Total liabilities and equity	$516,823	$351,270
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$125,142	$57,878	$246,281	$133,315
Fee building, including management fees from unconsolidated joint ventures of $1,539, $3,255, $6,251 and $8,356, respectively	52,761	29,099	125,726	102,158
	177,903	86,977	372,007	235,473
Expenses:
Cost of homes sales	105,799	48,741	211,859	112,747
Cost of fee building	50,832	27,028	120,063	96,014
Selling and marketing	6,055	3,442	14,577	7,531
General and administrative	6,468	5,105	17,476	13,078
	169,154	84,316	363,975	229,370
Equity in net income of unconsolidated joint ventures	488	4,056	4,428	9,180
Other expense, net	(195)	(123)	(590)	(843)
Income before income taxes	9,042	6,594	11,870	14,440
Provision for income taxes	(3,465)	(2,249)	(4,718)	(5,275)
Net income	5,577	4,345	7,152	9,165
Net (income) loss attributable to noncontrolling interest	(30)	99	90	297
Net income attributable to The New Home Company Inc.	$5,547	$4,444	$7,242	$9,462

Earnings per share attributable to The New Home Company Inc.
Basic	$0.27	$0.27	$0.35	$0.57
Diluted	$0.27	$0.27	$0.35	$0.57
Weighted average shares outstanding:
Basic	20,711,952	16,516,546	20,675,233	16,507,736
Diluted	20,797,731	16,733,805	20,764,480	16,660,673
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2015	20,543,130	$205	$194,437	$26,133	$220,775	$922	$221,697
Net income (loss)				7,242	7,242	(90)	7,152
Noncontrolling interest distribution					—	(725)	(725)
Stock-based compensation expense			2,602		2,602		2,602
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans			(647)		(647)		(647)
Tax valuation adjustment from stock-based compensation			(97)		(97)		(97)
Shares issued through stock plans	168,822	2	(2)		—		—
Balance at September 30, 2016	20,711,952	$207	$196,293	$33,375	$229,875	$107	$229,982

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$7,152	$9,165
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	1,181	(4,439)
Amortization of equity based compensation	2,602	2,725
Tax valuation adjustment from stock-based compensation	97	—
Distributions of earnings from unconsolidated joint ventures	1,931	10,514
Equity in net income of unconsolidated joint ventures	(4,428)	(9,180)
Deferred profit from unconsolidated joint ventures	541	(1,448)
Depreciation	381	349
Abandoned project costs	498	551
Net changes in operating assets and liabilities:
Restricted cash	11	146
Contracts and accounts receivable	2,717	2,080
Due from affiliates	91	1,873
Real estate inventories	(159,778)	(100,809)
Other assets	(4,894)	1,050
Accounts payable	11,927	7,665
Accrued expenses and other liabilities	(6,430)	(3,206)
Due to affiliates	(293)	—
Net cash used in operating activities	(146,694)	(82,964)
Investing activities:
Purchases of property and equipment	(379)	(289)
Cash assumed from joint venture at consolidation	2,009	—
Contributions to unconsolidated joint ventures	(7,707)	(7,967)
Distributions of capital from unconsolidated joint ventures	13,977	25,682
Net cash provided by investing activities	7,900	17,426
Financing activities:
Borrowings from credit facility	193,000	87,504
Repayments of credit facility	(38,000)	(29,581)
Borrowings from other notes payable	343	—
Repayments of other notes payable	(15,636)	—
Payment of debt issuance costs	(1,064)	—
Cash distributions to noncontrolling interest in subsidiary	(725)	(822)
Minimum tax withholding paid on behalf of employees for stock awards	(647)	(248)
Tax valuation adjustment from stock-based compensation	(97)	—
Net cash provided by financing activities	137,174	56,853
Net decrease in cash and cash equivalents	(1,620)	(8,685)
Cash and cash equivalents – beginning of period	45,874	44,058
Cash and cash equivalents – end of period	$44,254	$35,373
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

Reclassifications

Certain items in prior year condensed financial statements related to capitalized selling and marketing expenses have been reclassified to conform with current year presentation. Effective January 1, 2016, these costs were amortized to selling and marketing expenses rather than cost of home sales in the accompanying condensed consolidated statements of operations. Effective July 1, 2016, capitalized selling and marketing costs were reclassified to other assets from real estate inventories in the accompanying condensed consolidated balance sheets. Prior year periods have been reclassified to conform. Please see "Selling and Marketing Expense" below for more information.

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

Restricted Cash

Restricted cash of $1.0 million and $0.4 million as of September 30, 2016 and December 31, 2015, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs. Pre-acquisition costs, including non-refundable land deposits, are expensed to other expense, net if we determine continuation of the prospective project is not probable.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes closed includes the estimated total construction costs of each home at completion and an allocation of all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each project. Changes in estimated development and common costs are allocated prospectively to remaining homes in the project.

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, the amount of the impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by: expected risk based on estimated land development; construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each project and may vary among projects. For the three and nine months ended September 30, 2016 and 2015, no impairment adjustments relating to homebuilding real estate inventories were recorded.

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest (“ASC 835”). Interest capitalized as a component of cost of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed under the full accrual method. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passes, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. When it is determined that the earnings process is not complete, the sale and related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, Revenue Recognition (“ASC 605”), revenues from fee building services are recognized using a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

The Company also enters into fee building and management contracts with third parties and its unconsolidated joint ventures where it provides construction supervision services, as well as sales and marketing services, and does not bear financial risks for any services provided. In accordance with ASC 605, revenues from these services are recognized over a proportional performance method or completed performance method. Under ASC 605, revenue is earned as services are provided in proportion to total services expected to be provided to the customer or on a straight line basis if the pattern of performance cannot be determined. Costs are recognized as incurred. Revenue recognition for any portion of the fees earned from these services that are contingent upon a financial threshold or specific event is deferred until the threshold is achieved or the event occurs.

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2016 and 2015, one customer comprised 97%, 95%, 88% and 92% of fee building revenue, respectively. The balance of the fee building revenues represented management fees earned from unconsolidated joint ventures. As of September 30, 2016 and December 31, 2015, one customer comprised 91% and 74% of contracts and accounts receivable, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company concluded that some of its joint ventures were VIEs. As of September 30, 2016 and December 31, 2015, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of September 30, 2016 and December 31, 2015, the third-party investor had an equity balance of $0.1 million and $0.9 million, respectively.

Investments in Unconsolidated Joint Ventures

We first analyze our homebuilding and land development joint ventures to determine if they are VIEs under the provisions of ASC 810 when determining whether the entity should be consolidated. If we conclude that our homebuilding and land development joint ventures are not VIEs, then, in accordance with the provisions of ASC 810, limited partnerships or similar entities must be further evaluated to determine if the Company has a controlling interest through (1) the ability to dissolve or liquidate the entity, or kick-out the other member/partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business and therefore must consolidate the entity.

As noted above, as of September 30, 2016 and December 31, 2015, the Company concluded that some of its joint ventures were VIEs. The Company concluded that it was not the primary beneficiary of the variable interest entities and accounted for these entities under the equity method of accounting.

Investments in our unconsolidated joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach as defined in ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies for our unconsolidated joint ventures are generally consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and nine months ended September 30, 2016 and 2015, no impairments related to investment in unconsolidated joint ventures were recorded.

The Company selectively provides loan-to-value (“LTV”) maintenance agreements and completion guaranties for debt held by its unconsolidated joint ventures. Such arrangements facilitate the financing of our joint ventures' development projects and arise in the ordinary course of business. Refer to Note 10 for more information discussing the LTV maintenance agreements and completion guaranties.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs include, but are not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. Effective January 1, 2016, these costs were amortized to selling and marketing expenses rather than cost of home sales. Prior year periods have been reclassified to conform with current year presentation. The reclassification caused homebuilding gross margin to increase by approximately $1.1 million and $2.6 million, respectively, during the three and nine months ended September 30, 2015, or 2.0% and 2.0% of home sales revenue, respectively, and a corresponding increase to selling and marketing expenses by the same amount. All other selling and marketing costs, such as commissions and advertising, are expensed in the period incurred and included in selling and marketing expense in the accompanying condensed consolidated statements of operations. Effective July 1, 2016, these capitalized costs were reclassified to other assets from real estate inventories. Prior year periods have been reclassified to conform to current year presentation including $9.3 million reclassified from real estate inventories to other assets in the accompanying condensed consolidated balance sheet as of December 31, 2015.

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one-year periods. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. In addition, the Company has received warranty payments from third-party property owners for certain of its fee building projects that have since been closed-out where the Company has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets and adjustments to our warranty accrual are recorded through cost of sales.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets.
As of September 30, 2016 and December 31, 2015, no allowance was recorded related to contracts and accounts receivable.

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

2.    Computation of Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$5,547	$4,444	$7,242	$9,462

Denominator:
Basic weighted-average shares outstanding	20,711,952	16,516,546	20,675,233	16,507,736
Effect of dilutive shares:
Stock options and unvested restricted stock units	85,779	217,259	89,247	152,937
Diluted weighted-average shares outstanding	20,797,731	16,733,805	20,764,480	16,660,673

Basic earnings per share attributable to The New Home Company Inc.	$0.27	$0.27	$0.35	$0.57
Diluted earnings per share attributable to The New Home Company Inc.	$0.27	$0.27	$0.35	$0.57

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	845,331	14,318	866,139	5,087

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$120,063	$139,677
Estimated earnings	5,663	10,213
	125,726	149,890
Less: amounts collected during the period	(106,265)	(132,109)
Contracts receivable	$19,461	$17,781

Contracts receivable:
Billed	$—	$—
Unbilled	19,461	17,781
	19,461	17,781
Accounts receivable:
Escrow receivables	1,770	6,179
Other receivables	148	—
Contracts and accounts receivable	$21,379	$23,960
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of September 30, 2016 and December 31, 2015 are expected to be billed and collected within 90 days. Accounts payable at September 30, 2016 and December 31, 2015 includes $17.9 million and $16.7 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deposits and pre-acquisition costs	$46,236	$17,133
Land held and land under development	76,230	57,659
Homes completed or under construction	181,305	100,523
Model homes	79,621	25,321
	$383,392	$200,636

All of our deposits and pre-acquisition costs are non-refundable, except for $0.1 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively.
Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits. Homes completed or under construction and model homes (except for capitalized selling and marketing costs, which have been classified in other assets) include all costs associated with home construction, including land, development, indirects, permits, materials and labor.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. For the three and nine months ended September 30, 2016 and 2015 interest incurred, capitalized and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest incurred	$2,273	$1,369	$5,243	$3,295
Interest capitalized	(2,273)	(1,369)	(5,243)	(3,295)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$5,449	$3,510	$4,190	$2,328
Interest capitalized as a cost of inventory	2,273	1,369	5,243	3,295
Contribution to unconsolidated joint venture	—	—	—	(264)
Previously capitalized interest included in cost of sales	(1,306)	(396)	(3,017)	(876)
Interest previously capitalized as a cost of inventory, included in other expense	—	(39)	—	(39)
Capitalized interest in ending inventory	$6,416	$4,444	$6,416	$4,444

Capitalized interest as a percentage of inventory	1.7%	1.9%	1.7%	1.9%
Interest included in cost of sales as a percentage of home sales revenue	1.0%	0.7%	1.2%	0.7%

5.    Unconsolidated Joint Ventures

As of September 30, 2016 and December 31, 2015, the Company had ownership interests in 13 and 14, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Cash and cash equivalents	$36,937	$53,936
Restricted cash	11,904	12,279
Real estate inventories	414,624	415,730
Other assets	2,769	3,972
Total assets	$466,234	$485,917

Accounts payable and accrued liabilities	$43,331	$57,813
Notes payable	128,718	94,890
Total liabilities	172,049	152,703
The New Home Company's equity	42,489	60,572
Other partners' equity	251,696	272,642
Total equity	294,185	333,214
Total liabilities and equity	$466,234	$485,917
Debt-to-capitalization ratio	30.4%	22.2%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues	$34,464	$115,370	$146,525	$254,780
Cost of sales	28,763	87,645	116,902	196,928
Gross margin	5,701	27,725	29,623	57,852
Operating expenses	3,284	6,819	13,245	18,542
Net income of unconsolidated joint ventures	$2,417	$20,906	$16,378	$39,310
Equity in net income of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$488	$4,056	$4,428	$9,180

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee from its unconsolidated joint ventures based on each project's revenues. For the three and nine months ended September 30, 2016 and 2015, the Company earned $1.5 million, $6.3 million, $3.3 million and $8.4 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations.

During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in reserves, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary, and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including warranty reserve, of the joint venture. In accordance with ASC 805, Business Combinations, we remeasured the assets and liabilities at fair value at the time of consolidation and recognized a gain of $1.1 million, which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

6.    Other Assets
Other assets consist of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Capitalized selling and marketing costs	$14,494	$9,282
Deferred tax asset	6,335	7,516
Property and equipment, net of accumulated depreciation	927	929
Prepaid expenses	1,736	1,127
Other assets	5	15
	$23,497	$18,869

Effective July 1, 2016, capitalized selling and marketing costs were reclassified to other assets from real estate inventories in the accompanying condensed consolidated balance sheets. Prior year periods have been reclassified to conform. These costs will continue to be amortized through selling and marketing expenses in the accompanying condensed consolidated statements of operations.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Warranty accrual	$4,335	$4,181
Accrued compensation and benefits	4,169	5,106
Accrued interest	705	453
Income taxes payable	2,143	6,780
Deferred profit from unconsolidated joint ventures	1,062	1,603
Other accrued expenses	1,653	1,704
	$14,067	$19,827

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$4,874	$1,902	$3,846	$1,277
Warranty provision for homebuilding projects	369	579	1,174	1,333
Warranty assumed from joint venture at consolidation	—	—	469	—
Warranty payments for homebuilding projects	(168)	(59)	(414)	(188)
Adjustment to warranty accrual	(1,065)	—	(1,065)	—
Ending warranty accrual for homebuilding projects	4,010	2,422	4,010	2,422

Beginning warranty accrual for fee building projects	331	297	335	301
Warranty provision for fee building projects	—	57	—	57
Warranty efforts for fee building projects	(6)	(14)	(10)	(18)
Ending warranty accrual for fee building projects	325	340	325	340
Total ending warranty accrual	$4,335	$2,762	$4,335	$2,762

During the third quarter of 2016, we recorded an adjustment of $1.1 million to our warranty accrual primarily due to lower than expected warranty related expenditures. The corresponding adjustment was included as a reduction to cost of home sales in the accompanying condensed consolidated statements of operations.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Unsecured Revolving Credit Facility and Other Notes Payable
Notes payable consisted of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Senior unsecured revolving credit facility	$229,924	$74,924
Note payable to land seller	4,000	6,000
Construction loans	—	2,158
	$233,924	$83,082

We have a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group. In May 2016, we increased the commitment under the Credit Facility from $200 million to $260 million with an accordion feature that allows borrowings thereunder to be increased up to an aggregate of $350 million and extended the maturity date by one year to April 30, 2019. As of September 30, 2016, we had $229.9 million outstanding under the credit facility and $30.1 million in availability. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2016, the interest rate under the Credit Facility was 3.28%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of September 30, 2016, the Company was in compliance with all financial covenants.
The Company has a note payable to a land seller, secured by real estate, which bears interest at 7.0% per annum. As of September 30, 2016, the outstanding balance of the loan was $4.0 million and matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and due to affiliates is not determinable due to the related party nature of such amounts. As of September 30, 2016 and December 31, 2015, the fair value of the Company's unsecured revolving credit facility and other notes payable approximated the carrying value. The Company has determined that its unsecured revolving credit facility and other notes payable are classified as Level 3 within the fair value hierarchy. The estimated fair value of the outstanding revolving credit facility balance at September 30, 2016 and December 31, 2015 approximated the carrying value due to the short-term nature of LIBOR contracts. The estimated fair value of other notes payable at September 30, 2016 and December 31, 2015 was based on a cash flow model discounted at market interest rates that considered underlying risks of the debt.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. During the three and nine months ended September 30, 2016 and 2015, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. As of September 30, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2016 and December 31, 2015, $81.7 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $12.0 million and $22.5 million, respectively, as of September 30, 2016 and December 31, 2015. In addition, the Company has provided completion guaranties regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $48.2 million and $33.6 million, respectively. The estimated remaining costs to complete such improvements as of September 30, 2016 and December 31, 2015 were $15.5 million and $17.0 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of September 30, 2016, our affiliated unconsolidated joint ventures had $3.6 million in outstanding letters of credit issued under this facility.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    Related Party Transactions
During the three and nine months ended September 30, 2016 and 2015, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.6 million, $7.0 million, $2.8 million and $8.6 million, respectively. As of September 30, 2016 and December 31, 2015, $0.3 million and $0.3 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets.
The Company has entered into Management Agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and nine months ended September 30, 2016 and 2015, the Company earned $1.5 million, $6.3 million, $3.3 million and $8.4 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, $0.2 million and $0.7 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. As of September 30, 2016, the Company's investment in these two unconsolidated joint ventures totaled $10.2 million.
TL Fab LP, an affiliate of Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and nine months ended September 30, 2016 and 2015, the Company incurred $32,000, $0.2 million, $0, $0.1 million, respectively, for these services. The Company's unconsolidated joint ventures incurred $0.1 million, $0.5 million, $0.3 million and $0.7 million, respectively, for these services. Of these costs, $18,000 and $0 was due to TL Fab LP from the Company at September 30, 2016 and December 31, 2015, respectively, and $0.1 million and $0.2 million was due to TL Fab LP from the Company's unconsolidated joint ventures at September 30, 2016 and December 31, 2015, respectively.
The Company may enter into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company will defer its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of future home closing. At September 30, 2016 and December 31, 2015, $0.6 million and $1.2 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures. In addition, at September 30, 2016 and December 31, 2015, $1.4 million and $1.1 million, respectively, of deferred gain from lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with TNHC-HW Cannery LLC requires profit participation payments due to the joint venture upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  As of September 30, 2016, no new profit participation was due to TNHC-HW Cannery LLC, and due to a change in estimates, the Company was owed a refund of $0.2 million from TNHC-HW Cannery LLC for profit participation overpayments. Also per the purchase agreement, the Company is due $0.1 million in fee credits from TNHC-HW Cannery LLC at September 30, 2016. Both amounts are included in due from affiliates in the accompanying condensed consolidated balance sheets.
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
During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in reserves, and our outside equity partner exited the joint venture. Upon

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the change in control, we were required to consolidate this venture as a wholly owned subsidiary, and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including warranty reserve, of the joint venture. In accordance with ASC 805, Business Combinations, we remeasured the assets and liabilities at fair value at the time of consolidation and recognized a gain of $1.1 million, which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan. As of September 30, 2016, 11,484 shares remain available for grant under the 2014 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option and restricted stock awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.
At our 2016 Annual Meeting of Shareholders on May 24, 2016, our shareholders approved the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards. Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2016 Incentive Plan. The 2016 Incentive Plan authorizes the issuance of 800,000 shares of common stock, subject to certain limitations. The 2016 Incentive Plan may be amended or terminated by the Board at any time, subject to certain limitations requiring stockholder consent or the consent of the participant. The 2016 Incentive Plan will expire on February 23, 2026. At September 30, 2016, no awards had been granted from the 2016 Incentive Plan.
A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2016 and 2015 is presented below:

	Nine Months Ended September 30,
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock unit activity as of and for the nine months ended September 30, 2016 and 2015 is presented below:

	Nine Months Ended September 30,
	2016		2015
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	308,386	$14.20	112,233	$11.36
Granted	414,045	$10.05	293,324	$14.46
Vested	(231,289)	$14.22	(85,386)	$11.48
Forfeited	(11,796)	$12.10	(384)	$11.00
Outstanding, end of period	479,346	$10.66	319,787	$14.17

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Expense related to:
Stock options	$300	$301	$747	$911
Restricted stock units	560	941	1,855	1,814
	$860	$1,242	$2,602	$2,725

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant. At September 30, 2016, the amount of unearned stock-based compensation currently estimated to be expensed through 2019 related to unvested common stock options and restricted stock units is $4.1 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
For the three months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $3.5 million and $2.2 million, respectively. The effective tax rate for the three months ended September 30, 2016 and 2015 differs from the 35% federal statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes and return to provision adjustments during the 2015 and 2016 third quarters.
For the nine months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $4.7 million and $5.3 million, respectively. Included in the nine month period for 2016 is an allocation of income from LR8 of $0.5 million and a $1.1 million gain from the closeout of our LR8 joint venture, which resulted in a provision for income taxes of $0.6 million for the nine month period ended September 30, 2016 and did not impact our effective tax rate. The effective tax rate for the nine month periods differs from the 35% federal statutory tax rate, primarily due to the tax benefit of production activities, partially offset by state income taxes and return to provision adjustments during the nine months ended September 30, 2016 and 2015 and stock compensation shortfalls in excess of available additional paid-in capital (“APIC”) pools during the nine months ended September 30, 2016.
Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and the planning alternatives, to the extent these items are applicable.
The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

14.    Segment Information
The Company’s operations are organized into two reportable segments: homebuilding and fee building. In accordance with ASC 280, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues:
Homebuilding	$125,142	$57,878	$246,281	$133,315
Fee building, including management fees	52,761	29,099	125,726	102,158
Total	$177,903	$86,977	$372,007	$235,473

Income before income taxes:
Homebuilding	$7,113	$4,523	$6,207	$8,296
Fee building, including management fees	1,929	2,071	5,663	6,144
Total	$9,042	$6,594	$11,870	$14,440

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Homebuilding	$496,065	$331,697
Fee building	20,758	19,573
Total	$516,823	$351,270

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Nine months ended September 30,
	2016	2015
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,270	$8,356
Supplemental disclosures of non-cash transactions
Purchase of real estate with notes payable to affiliate	$—	$747
Contribution of real estate to unconsolidated joint ventures	$—	$18,828
Contribution of real estate from noncontrolling interest in subsidiary	$—	$1,301
Assets assumed from unconsolidated joint ventures	$46,811	$—
Liabilities and equity assumed from unconsolidated joint ventures	$47,197	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	a downturn in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	our liquidity and availability, terms and deployment of capital;

•	delays in land development or home construction resulting from adverse weather conditions, regulatory approval delays, or other events outside our control;

•	our customers' ability to obtain mortgage financing;

•	issues concerning our joint venture partnerships;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	restrictive covenants relating to our operations in our current or future financing arrangements; and

•	availability of qualified personnel and our ability to retain our key personnel.

•	the impact of recent accounting standards.

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

Consolidated Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues:
Home sales	$125,142	$57,878	$246,281	$133,315
Fee building, including management fees from unconsolidated joint ventures of $1,539, $3,255, $6,251 and $8,356, respectively	52,761	29,099	125,726	102,158
	177,903	86,977	372,007	235,473
Expenses:
Cost of homes sales	105,799	48,741	211,859	112,747
Cost of fee building	50,832	27,028	120,063	96,014
Selling and marketing	6,055	3,442	14,577	7,531
General and administrative	6,468	5,105	17,476	13,078
	169,154	84,316	363,975	229,370
Equity in net income of unconsolidated joint ventures	488	4,056	4,428	9,180
Other expense, net	(195)	(123)	(590)	(843)
Income before income taxes	9,042	6,594	11,870	14,440
Provision for income taxes	(3,465)	(2,249)	(4,718)	(5,275)
Net income	5,577	4,345	7,152	9,165
Net (income) loss attributable to noncontrolling interest	(30)	99	90	297
Net income attributable to The New Home Company Inc.	$5,547	$4,444	$7,242	$9,462

Overview

The Company delivered solid top and bottom line growth during the 2016 third quarter, while continuing to lay the foundation for future success by focusing more on its wholly owned operations. We grew our wholly owned community count by 30% year-over-year to 13 actively selling communities, home sales revenue by 116%, and our estimated backlog value by 37% to $290 million. At the same time, we grew our investment in wholly owned real estate inventories by $182.8 million, or 91%, since December 31, 2015 and our wholly owned lots owned and controlled by 20% to nearly 1,600 lots.

Total revenues for the 2016 third quarter were $177.9 million, compared to $87.0 million in the prior year period. Net income attributable to the Company was $5.5 million, or $0.27 per diluted share, compared to net income of $4.4 million, or $0.27 per diluted share, in the prior year period. The year-over-year increase in net income was primarily attributable to a 105% increase in total revenues, a 480 basis point reduction in selling, general and administrative (“SG&A”) expenses as a percentage of home sales revenue, which was partially offset by a $3.6 million reduction in joint venture income. The increase in revenues and improvement in our SG&A leverage is consistent with the shift in focus to our wholly owned operations.

Results of Operations

Net New Home Orders

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Net new home orders
Southern California	39	32	7	22%	105	68	37	54%
Northern California	25	29	(4)	(14)%	79	58	21	36%
	64	61	3	5%	184	126	58	46%

Selling communities at end of period
Southern California					8	4	4	100%
Northern California					5	6	(1)	(17)%
					13	10	3	30%

Monthly sales absorption rate per community	1.7	2.3	(0.6)	(26)%	1.8	2.1	(0.3)	(14)%
Cancellation rate	11%	8%	3%	N/A	12%	6%	6%	N/A

Net new home orders for the three and nine months ended September 30, 2016 increased 5% and 46%, respectively. The increases as compared to the same periods in 2015 were primarily driven by an increase in the number of average selling communities, which was partially offset by slower monthly sales absorption rates.

Backlog

	As of September 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	92	$262,224	$2,850	59	$172,380	$2,922	56%	52%	(2)%
Northern California	37	27,971	756	37	39,260	1,061	—%	(29)%	(29)%
Total	129	$290,195	$2,250	96	$211,640	$2,205	34%	37%	2%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The dollar value of backlog was up 37% to $290.2 million primarily due to a 34% increase in the number of homes in backlog, and to a lesser extent, a 2% increase in the average selling price of homes in backlog to $2.2 million. The higher dollar value in backlog in Southern California as compared to Northern California was due to higher community counts in Southern California combined with higher-priced communities, particularly in Newport Coast where we have three coastal luxury communities where average home prices range from $4 million to $7 million. The increase in number of homes in backlog as of September 30, 2016 compared to the prior year period was the result of increased net new home orders due to an increase in the number of selling communities.

Lots Owned and Controlled

	September 30,		Increase/(Decrease)
	2016	2015	Amount	%
Lots Owned
Southern California	287	135	152	113%
Northern California	339	292	47	16%
Total	626	427	199	47%
Lots Controlled (1)
Southern California	693	569	124	22%
Northern California	265	80	185	231%
Total	958	649	309	48%
Total Lots Owned and Controlled - Wholly Owned	1,584	1,076	508	47%
Fee Building (2)	981	1,498	(517)	(35)%
Total Lots Owned and Controlled	2,565	2,574	(9)	—%

Consistent with our focus to grow our wholly owned business, the Company increased its number of wholly owned lots owned and controlled by 47% year-over-year.

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Subject to agreements with property owners.

Home Sales Revenue and New Homes Delivered

	Three Months Ended September 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	36	$105,789	$2,939	15	$40,354	$2,690	140%	162%	9%
Northern California	24	19,353	806	15	17,524	1,168	60%	10%	(31)%
Total	60	$125,142	$2,086	30	$57,878	$1,929	100%	116%	8%

	Nine Months Ended September 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	67	$189,996	$2,836	42	$106,049	$2,525	60%	79%	12%
Northern California	64	56,285	879	29	27,266	940	121%	106%	(6)%
Total	131	$246,281	$1,880	71	$133,315	$1,878	85%	85%	—%

New home deliveries increased 100% and 85%, respectively, during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in deliveries was the result of a higher number of homes in beginning backlog for each period and an increase in the number of net new home orders generated during the respective periods. For the three and nine months ended September 30, 2016, home sales revenue increased 116% and 85%, respectively, compared to the same periods in 2015, primarily due to an increase in the number of homes delivered, coupled with an 8% higher average sales price for the 2016 third quarter. Southern California is our largest operation and represented 85% and 77% of our home sales revenue for the three and nine month periods ended September 30, 2016. The higher revenues and average home prices in

Southern California as compared to Northern California were driven by higher-priced, luxury coastal communities in top-notch master plans located in Orange County, California. The average selling prices in Northern California as compared to Southern California were lower primarily due to the relative geographic location of the communities in which we currently have deliveries, none of which are coastal, as well as the delivery of smaller attached product.
Homebuilding Gross Margin
Homebuilding gross margin percentage for the three and nine months ended September 30, 2016 was 15.5% and 14.0%, respectively, compared to 15.8% and 15.4%, respectively, for the same periods in 2015. The year-over-year change in gross margin percentages was primarily due to a change in the mix of homes delivered and was partially offset by a 90 basis point benefit from a warranty accrual adjustment made during the 2016 third quarter that increased homebuilding gross margin by $1.1 million. In order to reflect more comparable gross margin and SG&A percentage metrics with other homebuilders, effective January 1, 2016, we started amortizing certain capitalizable selling and marketing costs associated with model set-up to selling and marketing expenses versus through cost of home sales. As a result of this change, we reclassified $1.1 million and $2.6 million, respectively, in capitalizable selling and marketing costs for the three and nine months ended September 30, 2015 out of cost of home sales to selling and marketing expenses to conform with current year presentation.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage for the three and nine months ended September 30, 2016 was 16.5% and 15.2%, respectively, compared to 16.5% and 16.1%, respectively, for the same periods in 2015. Adjusted homebuilding gross margin percentage is a non-GAAP financial measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
	(Dollars in thousands)
Home sales revenue	$125,142	100.0%	$57,878	100.0%	$246,281	100.0%	$133,315	100.0%
Cost of home sales	105,799	84.5%	48,741	84.2%	211,859	86.0%	112,747	84.6%
Homebuilding gross margin	19,343	15.5%	9,137	15.8%	34,422	14.0%	20,568	15.4%
Add: Interest in cost of home sales	1,306	1.0%	396	0.7%	3,017	1.2%	876	0.7%
Adjusted homebuilding gross margin(1)	$20,649	16.5%	$9,533	16.5%	$37,439	15.2%	$21,444	16.1%

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

Fee Building

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
	(Dollars in thousands)
Fee building revenues	$52,761	100.0%	$29,099	100.0%	$125,726	100.0%	$102,158	100.0%
Cost of fee building	50,832	96.3%	27,028	92.9%	120,063	95.5%	96,014	94.0%
Fee building gross margin	$1,929	3.7%	$2,071	7.1%	$5,663	4.5%	$6,144	6.0%
Fee building revenues include (i) billings to independent third-party land owners for general contracting services and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities. Besides allocable G&A expenses, there are no other material costs associated with management fees from our unconsolidated joint ventures.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered.

For the three and nine months ended September 30, 2016, fee building revenues increased 81% and 23%, respectively, from the prior year periods. Included in fee building revenues for the three months ended periods were (i) $51.2 million and $25.8 million of billings to land owners for 2016 and 2015, respectively, and (ii) $1.5 million and $3.3 million of management fees from our unconsolidated joint ventures for 2016 and 2015, respectively. Included in fee building revenues for the nine months ended periods were (i) $119.5 million and $93.8 million of billings to land owners for 2016 and 2015, respectively, and (ii) $6.3 million and $8.4 million of management fees from our unconsolidated joint ventures for 2016 and 2015, respectively. The overall increase in fee building revenues was primarily driven by an increase in construction activity at our fee building projects and offset partially by a decline in management fees from unconsolidated joint ventures, which was due to a reduction in the number of homes and lots delivered by our joint venture communities.
Our fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2016 and 2015, one customer comprised 97%, 95%, 88% and 92% of fee building revenue, respectively.
For the three and nine months ended September 30, 2016, cost of fee building increased due to the increase in fee building revenues, compared to the same periods during 2015. The amount of G&A expenses included in cost of fee building was $2.2 million, $6.6 million, $2.4 million and $6.7 million respectively, for the three and nine months ended September 30, 2016 and 2015, respectively. Fee building gross margin percentage decreased to 3.7% from 7.1% for the three months ended September 30, 2016 and decreased to 4.5% from 6.0% for the nine months ended September 30, 2016 as compared to the prior year periods. The overall decrease in gross margin was primarily driven by a decrease in management fees from our unconsolidated joint ventures due to a reduction in the number of homes and lots delivered by our joint venture communities, which was partially offset by a slightly higher fee rate with our largest customer on certain projects.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue		Nine Months Ended September 30,		As a Percentage of Home Sales Revenue

	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Selling and marketing expenses	$6,055	$3,442	4.8%	5.9%	$14,577	$7,531	5.9%	5.6%
General and administrative expenses (“G&A”)	6,468	5,105	5.2%	8.8%	17,476	13,078	7.1%	9.8%
Total selling, marketing and G&A (“SG&A”)	$12,523	$8,547	10.0%	14.8%	$32,053	$20,609	13.0%	15.4%
SG&A expenses for the three and nine months ended September 30, 2016 were up for each year-over-year period consistent with the increase in our wholly owned community count and higher revenue totals. However, our SG&A operating leverage improved significantly due to the increase in home sales revenue, resulting in a 480 basis point reduction in our SG&A expense ratio for the 2016 third quarter and a 240 basis point improvement for the nine month period ended September 30, 2016.
Equity in Net Income of Unconsolidated Joint Ventures
As of September 30, 2016 and 2015, we had ownership interests in 13 unconsolidated joint ventures. We own economic interests in our unconsolidated joint ventures, which include our capital interests that generally range from 5% to 35% plus, in each case, a share of the distributions from the unconsolidated joint ventures in excess of our capital interest if certain minimum returns are achieved. These economic interests vary among our different unconsolidated joint ventures.
Our share of joint venture income decreased for the three months ended September 30, 2016 compared to the same period in 2015 due to a decrease in total revenues of the joint ventures which was driven by fewer new home deliveries and a 43% decrease in the average sales price of homes delivered. Our share of joint venture income also decreased for the nine months ended September 30, 2016 due to a reduction in total joint venture revenues, but was partially offset by a one-time gain related to the close-out of one joint venture. During the second quarter of 2016, the Company closed out one of its unconsolidated joint ventures known as "LR8" and received an income allocation of $0.5 million from a reserve reduction prior to the close out. As part of this transaction, the Company also recognized a gain of $1.1 million due to the purchase of our JV partner's interest for less than its carrying value.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	35	57	(22)	(39)%	111	268	(157)	(59)%
Monthly sales absorption rate per community	2.5	1.8	0.7	39%	2.5	3.1	(0.6)	(19)%
Cancellation rate	15%	15%	—%	N/A	12%	8%	4%	N/A
New homes delivered	23	71	(48)	(68)%	123	170	(47)	(28)%
Home sales revenue	$19,659	$106,485	$(86,826)	(82)%	$105,558	$200,325	$(94,767)	(47)%
Average sales price of homes delivered	$855	$1,500	$(645)	(43)%	$858	$1,178	$(320)	(27)%

Selling communities at end of period					8	11	(3)	(27)%
Backlog (dollar value)					$85,317	$205,604	$(120,287)	(59)%
Backlog (homes)					88	173	(85)	(49)%
Average sales price of backlog					$970	$1,188	$(218)	(18)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding Gross Margin
Unconsolidated joint ventures home sales revenue	$19,659	100.0%	106,485	100.0%	$105,558	100.0%	$200,325	100.0%
Cost of unconsolidated joint ventures home sales	14,498	73.7%	80,077	75.2%	79,659	75.5%	155,528	77.6%
Unconsolidated joint ventures homebuilding gross margin	5,161	26.3%	26,408	24.8%	25,899	24.5%	44,797	22.4%
Add: Interest in cost of unconsolidated joint venture home sales	287	1.4%	1,091	1.0%	1,499	1.5%	2,654	1.3%
Adjusted unconsolidated joint ventures homebuilding gross margin (1)	$5,448	27.7%	$27,499	25.8%	$27,398	26.0%	$47,451	23.7%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land
Operational Data
Land sales revenue	$14,805	$8,885	$5,920	67%	$40,967	$54,455	$(13,488)	(25)%
Backlog (dollar value)(1)					$5,416	$51,662	$(46,246)	(90)%

(1)	Amounts include $0 and $18.1 million of backlog dollar value related to purchase contracts between an unconsolidated joint venture and the Company as of September 30, 2016 and 2015, respectively.

	September 30,		Increase/(Decrease)
	2016	2015	Amount	%
Unconsolidated Joint Ventures—Lots Owned and Controlled
Homebuilding
Lots owned	589	776	(187)	(24)%
Lots controlled (1)	72	68	4	6%
Homebuilding Total	661	844	(183)	(22)%
Land Development
Lots owned	2,180	2,420	(240)	(10)%
Lots controlled (1)	235	235	—	—%
Land Development Total	2,415	2,655	(240)	(9)%
Total	3,076	3,499	(423)	(12)%

(1)	Consists of lots that are under purchase and sale agreements.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $3.5 million and $2.2 million, respectively. The effective tax rate for the three months ended September 30, 2016 and 2015 differs from the 35% federal statutory tax rate due to the tax benefit of production activities, partially offset by state income taxes and return to provision adjustments during the 2015 and 2016 third quarters.

For the nine months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $4.7 million and $5.3 million, respectively. Included in the nine month period for 2016 is an allocation of income of $0.5 million from LR8 and a $1.1 million gain from the closeout of our LR8 joint venture, which resulted in a provision for income taxes of $0.6 million for the nine month period ended September 30, 2016 and did not impact our effective tax rate. The effective tax rate for the nine month periods differs from the 35% federal statutory tax rate, primarily due to the tax benefit of production activities, partially offset by state income taxes and return to provision adjustments during the nine months ended September 30, 2016 and 2015 and stock compensation shortfalls in excess of available additional paid-in capital (“APIC”) pools during the nine months ended September 30, 2016.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2016 were land purchases, land development, home construction, contributions to our unconsolidated joint ventures, operating expenses, repayments on our credit facility and the payment of routine liabilities. Our principal sources of capital for the nine months ended September 30, 2016 were advances from our senior unsecured revolving credit facility, cash generated from home sales activities and distributions from our unconsolidated joint ventures.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots to increase our lot supply and community count. As we continue to expand our business, we expect cash outlays for land purchases, land development and home construction to exceed our cash generated by operations.
We exercise strict controls and believe we have a prudent strategy for companywide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in unconsolidated joint ventures. We ended the third quarter of 2016 with $44.3 million of cash and cash equivalents, a $1.6 million decrease from December 31, 2015, primarily as a result of net increased investment in real estate inventories of $159.8 million, partially offset by net borrowings of $139.7 million due to the growth in community count and operations. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of September 30, 2016 and December 31, 2015, we had $17.9 million and $16.7 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $19.5 million and $17.8 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of September 30, 2016, we had outstanding borrowings of $233.9 million. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our senior unsecured revolving credit facility contains certain financial covenants that limits the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include a combination of secured and unsecured corporate level debt, property-level debt and mortgage financing, other public, private or bank debt, or common and preferred equity. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $349.7 million as of September 30, 2016.
Land Acquisition Notes
The Company has a term loan with a land seller, secured by real estate, which bears interest at 7.0% per annum. As of September 30, 2016, the total available commitment under the note is $4.0 million, all of which has been funded. The note matures on the earlier of (i) 10 days following entitlement approval, or (ii) December 15, 2016. Interest is payable monthly and the remaining principal is due at maturity.
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group. In May 2016, we increased the commitment under the Credit Facility from $200 million to $260 million with an accordion feature that allows borrowings thereunder to be increased up to an aggregate of $350 million and extended the maturity date by one year to April 30, 2019. As of September 30, 2016, we had $229.9 million outstanding under the credit facility and $30.1 million in availability. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2016, the interest rate under the Credit Facility was 3.28%.

Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those summarized in the table below, and as described and defined further in the Credit Facility:

Financial Covenants	Actual at September 30, 2016	Covenant Requirement at September 30, 2016
	(Dollars in thousands)
Unencumbered Liquid Assets	$44,254	$7,000
EBITDA to Interest Incurred	5.7 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$229,875	$169,028
Leverage Ratio	46%	< 65%
Adjusted Leverage Ratio (1)	44%	< 50%

(1)    Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity.
We were in compliance with all financial covenants as of September 30, 2016.
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

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Notes payable, including unsecured revolving credit facility	$233,924	$83,082
Equity, exclusive of noncontrolling interest	229,875	220,775
Total capital	$463,799	$303,857
Ratio of debt-to-capital (1)	50.4%	27.3%

Notes payable, including unsecured revolving credit facility	$233,924	$83,082
Less: cash, cash equivalents and restricted cash	45,224	46,254
Net debt	188,700	36,828
Equity, exclusive of noncontrolling interest	229,875	220,775
Total capital	$418,575	$257,603
Ratio of net debt-to-capital (2)	45.1%	14.3%

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

Cash Flows — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $146.7 million for the nine months ended September 30, 2016 versus $83.0 million for the nine months ended September 30, 2015. The year-over-year change was primarily a result of a net increase in cash outflows for real estate inventories of $159.8 million in the 2016 period compared to $100.8 million in the 2015 period. The significant investment in real estate inventories in the 2016 period was the result of growth in our community count, increased land spend, and increased construction activity at our wholly owned communities.

•
Net cash provided by investing activities was $7.9 million for the nine months ended September 30, 2016 compared to $17.4 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our net distributions from unconsolidated joint ventures (excluding distributions of earnings) were $6.3 million compared to $17.7 million during the nine months ended September 30, 2015 and was the primary reason net cash provided by investing activities decreased. The reduction in distributions from unconsolidated joint ventures primarily related to the reduction in revenues, new home deliveries, and the completion of certain joint venture communities.

•
Net cash provided by financing activities was $137.2 million for the nine months ended September 30, 2016 versus $56.9 million for the nine months ended September 30, 2015. The change was primarily driven by net borrowings under our revolving credit facility of $155.0 million in the 2016 period due to the growth in our community count, increased land spend and construction activity at our wholly owned communities versus $57.9 million in the 2015 period.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of September 30, 2016, we had $35.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $462.3 million (net of deposits).

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

We have provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value (“LTV”) maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. We have also entered into agreements with our partners in each of the unconsolidated joint ventures whereby we and our partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide us, to the extent our partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2016 and December 31, 2015, $81.7 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by us through LTV maintenance agreements. Under the terms of the joint venture agreements, our proportionate share of LTV maintenance agreement liabilities was $12.0 million and $22.5 million as of September 30, 2016 and December 31, 2015, respectively. In addition, we have provided completion guaranties regarding specific performance for certain projects whereby we are required to complete the given project with funds provided by the beneficiary of the guaranty. If there are not adequate funds available under the specific project loans, then we would be subject to financial liability under such completion guaranties. Typically, under such terms of our joint venture agreements, we have the right to apportion the respective share of any liabilities funded under such completion guaranties to our partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements.

As of September 30, 2016, we held membership interests in 13 unconsolidated joint ventures, nine of which related to homebuilding activities and four of which related to land development as noted below. We were a party to four LTV maintenance agreements related to unconsolidated joint ventures as of September 30, 2016. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of September 30, 2016 :

				As of September 30, 2016
	Year Formed	Location		Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(2)
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	10%	$2,134	—	$1,149	—%	N/A	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	35,310	8,517	24,188	26%	Yes	—
TNHC-TCN Santa Clarita LP (Villa Metro)(3)	2012	Santa Clarita, CA	10%	2,058	—	787	—%	N/A	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, CA	12%	4,787	—	2,076	—%	N/A	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	79,172	12,825	57,008	18%	Yes	4,000
TNHC Russell Ranch LLC (Russell Ranch)(3)(4)(5)	2013	Folsom, CA	35%	47,621	20,000	27,331	42%	No	8,620
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	10,373	—	2,253	—%	N/A	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, CA	10%	61,827	26,016	31,363	45%	Yes	1,530
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	18,358	—	9,342	—%	N/A	—
Arantine Hills Holdings LP (Bedford Ranch)(3)(5)	2014	Corona, CA	5%	95,182	—	94,694	—%	N/A	1,016
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	20%	58,049	34,300	20,526	63%	Yes	—
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	50,802	27,060	22,907	54%	No	1,475
DMB/TNHC LLC (Sterling at Silverleaf)	2016	Scottsdale, AZ	50%	561	—	561	—%	N/A	375

Total Unconsolidated Joint Ventures				$466,234	$128,718	$294,185	30%		$17,016

(1)
Scheduled maturities of the unconsolidated joint venture debt as of September 30, 2016 are as follows: no maturities in 2016, $112.3 million matures in 2017, $9.9 matures in 2018 and $6.5 million matures in 2019.

(2)	Estimated future capital commitment represents our proportionate share of estimated future contributions as of September 30, 2016. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint ventures.
As of September 30, 2016, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any LTV maintenance-related payments during the three and nine months ended September 30, 2016.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and a higher level of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

JOBS Act
We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may elect certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements, and exemptions from the requirements of holding shareholder advisory "say-on-pay" votes on executive compensation.

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
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference. There have been no material changes during the nine months ended September 30, 2016, to such information.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended September 30, 2016.

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

3.2		State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on From 8-K filed on August 1, 2016)

3.3		Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on August 1, 2016)

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
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: November 4, 2016