Form 10-K
period 2016-12-31
New Home Co Inc.
filed 2017-02-23
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price of $9.54 as reported by the New York Stock Exchange was $130,169,999.
There were 20,718,453 shares of the registrant's common stock issued and outstanding as of February 17, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2017, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended. All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “goal,” "could," "can," "might," "should," “plan” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Such statements may include, but are not limited to information related to: anticipated operating results; home deliveries; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to produce the liquidity and obtain capital necessary to expand and take advantage of opportunities; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty claims and reserves; unrecognized tax benefits; anticipated tax refunds; seasonality; dividends; sales paces and prices; effects of home buyer cancellations; growth and expansion; and legal proceedings, claims and reserves.

From time to time, forward-looking statements also are included in other reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as market conditions, government regulation and the competitive environment, will be important in determining our future performance. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or publicly release any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A - Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

PART 1

Item 1.	Business
As used in this annual report on Form 10-K, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” (1) for periods prior to the completion of our formation transactions, refer to The New Home Company LLC and its subsidiaries and affiliates, which we sometimes refer to as “TNHC LLC,” and (2) following the completion of our formation transactions, refer to The New Home Company Inc. and its subsidiaries. The New Home Company LLC was formed on June 25, 2009 as a Delaware limited liability company. On January 30, 2014, in connection with our initial public offering, The New Home Company LLC was converted into a Delaware corporation and renamed The New Home Company Inc., which we refer to as our formation transaction. You should read the following in conjunction with the section titled "Rick Factors", which is included in Part I, Item 1A in this annual report on Form 10-K.
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
We were founded in August 2009, towards the end of an unprecedented downturn in the U.S. homebuilding industry. In January 2014, we completed our initial public offering of shares of our common stock. We believe our management team has extensive and complementary construction, design, marketing, development and entitlement expertise, as well as strong relationships with key land sellers within each of our local markets, and a reputation for quality building, which provide a competitive advantage in being able to acquire land, participate in and create masterplans, obtain entitlements and build quality homes.
On February 16, 2017, the Company announced the retirement of Wayne Stelmar from his role as Chief Investment Officer.  Effective February 17, 2017, Mr. Stelmar was retained by the Company as a consultant on a part time basis.  The Company has also executed an employment agreement with Leonard Miller, pursuant to which he will be hired and appointed as our Chief Operating Officer, effective March 13, 2017.  Mr. Miller was most recently California Regional President for Richmond American Homes, an affiliate of M.D.C. Holdings, Inc., where he served since 2004. Concurrent with Mr. Miller’s appointment, Tom Redwitz, our current Chief Operating Officer, will transition to the role of Chief Investment Officer.
We employ a local market, consumer-driven approach to designing differentiated homes to meet the unique lifestyle needs of homebuyers across a variety of demographics. We believe our approach to market research and construction expertise across an extensive product offering allows us the flexibility to pursue a wide array of land acquisition opportunities and appeals to a broad range of potential homebuyers, including entry-level, move-up, move-down and luxury customers. The homes that we and our unconsolidated joint ventures build range in price from approximately $300,000 to over $9 million, with home sizes ranging from approximately 800 to 6,200 square feet. We believe that customer-focused community creation and product development, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each homebuyer.

Additionally, we strive to enhance the home-buying experience and buyers’ personal investment in their homes by actively engaging them in the selection of design options and upgrades. We believe that our on-site design studios, which allow buyers to personalize our home offerings, are a key source of competitive differentiation and often contribute to greater profitability. In addition to our on-site design studios, we also believe our emphasis on customer care provides us a competitive advantage. In 2013, 2014 and 2015 we were awarded the Eliant Homebuyers’ Choice Award for Best Overall Customer Care Experience. Our commitment to customer satisfaction is a key element of company culture, which fosters an environment where team members can innovate. We believe our reputation for high quality, differentiated architecture and design, as well as high customer satisfaction and company culture, enhances our overall financial performance and generates increased customer loyalty.
Our Business
For financial reporting, we are organized into two reportable segments: homebuilding and fee building. Our homebuilding operations are comprised of divisions in Northern California, Southern California and our newest division in Arizona, which was established during 2015 through the purchase of lots in an unconsolidated joint venture. Although our primary business focus is building and selling homes for our own account, we also have a meaningful fee building business. We believe our fee building business complements our homebuilding business in what we believe to be among the most attractive masterplan communities in coastal Southern California. One of our wholly owned subsidiaries is usually the general contractor for our and our unconsolidated joint ventures’ projects and retains subcontractors for home construction and land development. For financial information about our segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the Consolidated Financial Statements.
The following table shows the percentage of each segment's revenue in relation to our consolidated total revenues for the years ended December 31, 2016, 2015 and 2014. For additional information related to geographic location of our homebuilding revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	(dollars in thousands)
	2016	% of Total Revenues	2015	% of Total Revenues	2014	% of Total Revenues
Homebuilding	$507,949	73%	$280,209	65%	$56,094	37%
Fee building	186,507	27%	149,890	35%	93,563	63%
Total revenues	$694,456	100%	$430,099	100%	$149,657	100%

We are currently focused on identifying unique sites and creating communities that allow us to design, construct and sell consumer-driven single-family detached and attached homes in major metropolitan areas in coastal Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. We seek sites where we are rewarded for thoughtful land planning and architecture, and additional defining characteristics of our markets include barriers to entry, job growth, high employment to building permit ratios and increasing populations, which can create growing demand for new housing. Moreover, our management team has deep local market knowledge of the California homebuilding and the land planning and development business. We consider ourselves a local market, consumer-driven homebuilder with expertise across a wide variety of product types and customer segments, including entry-level, move-up, move-down and luxury customer segments. We perform extensive consumer research that helps us create land plans and design homes that meet the needs and desires of our targeted buyers. A key element of our strategy is to allow buyers to personalize their homes regardless of the price point. Each of our communities has an on-site design center with dedicated designers who are knowledgeable about the attributes of the homes offered in the community. We believe that the active participation of buyers in selecting options and upgrades results in buyers becoming more personally invested in their homes, which leads to fewer cancellations.
We seek to maximize returns and reduce exposure to land risk through the use of land options, joint ventures and other flexible land acquisition arrangements. We believe our lot option and joint venture strategy is a key factor in allowing us to leverage our entity-level capital and returns on equity, participate in and develop larger masterplan communities, and establish a homebuilding platform focused on high-growth, land-constrained markets. In addition, we believe that our professional reputation and long-standing relationships with key land sellers, including masterplan community developers, brokers and other builders, as well as our institutional investors and joint venture partners, enable us to acquire well-positioned land parcels in our existing markets as well as new target markets.

Summary of Owned and Controlled Lots

As of December 31, 2016, we owned or controlled an aggregate of 1,576 lots, plus another 935 lots pursuant to our fee building contracts. The following table presents certain information with respect to our wholly owned and fee building lots as of December 31, 2016. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Lots Owned and Controlled" for further detail.

	December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
Lots Owned	590	178	43%	412	22	6%	390
Lots Controlled(1)	986	80	9%	906	367	68%	539
Lots Owned and Controlled - Wholly Owned	1,576	258	20%	1,318	389	42%	929
Fee Building(2)	935	(487)	(34)%	1,422	317	29%	1,105
Total Lots Owned and Controlled	2,511	(229)	(8)%	2,740	706	35%	2,034

(1)
Includes lots that we control pursuant to option contracts, purchase contracts or non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Acquisition Process
Our land acquisition strategy focuses on purchasing entitled finished, or partially improved land sufficient for construction of homes over a two- to three-year period from the initiation of homebuilding activity. We also selectively acquire parcels that require land development activities. Our acquisition process generally includes the following steps aimed at reducing development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	identification of target buyer and appropriate housing product;

•	determination of land plan to accommodate desired housing product;

•	completion of environmental reviews and third-party market studies;

•	preparation of detailed budgets for all cost categories;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	utilization of options, joint ventures and other land acquisition arrangements, if necessary;

•	limitation on the size of an acquisition relative to the Company's pro forma capitalization; and

•	centralized acquisition approval process through a tiered Corporate and Executive Committee.
Before purchasing a land parcel, we engage and work closely with outside architects and consultants to design our homes and communities.
We also differentiate our acquisition strategy based on whether the land is in a masterplan community, or part of a larger development. For land which is not part of a larger development or masterplan, we generally enter into a purchase agreement with the land owner and deliver a deposit, which becomes non-refundable upon the expiration of a specified due diligence period. The closing is generally tied to the date on which we have obtained development entitlements for the land. For land which is part of a larger development being developed by a master developer, we generally enter into a purchase agreement with the master developer and pay a deposit that becomes non-refundable upon expiration of the due diligence period. The closing in master developments is generally tied to the issuance of final land development entitlements and completion of certain infrastructure and other improvements by the master developer. In master developments we may acquire all of the land at the closing or we may acquire the land in “phases”. In master developments we may be required to (a) pay to the master developer a share of our net profit in excess of a specified margin and/or (b) grant the master developer the right to repurchase the land if we fail to develop the land in accordance with applicable development requirements or wish to sell the land in bulk. Our acquisition-development financing is generally obtained using one or more of the following: (i) through unsecured lines of credit; (ii) secured acquisition-development loans; (iii) equity obtained from joint venture partners and/or (iv) land bank arrangements with providers who take title to the land at closing subject to agreements which obligate us to perform all development activities with respect to the land and provide us with an option to purchase the land.

Homebuilding, Marketing and Sales Process
The homes that we and our unconsolidated joint ventures are building range in price from approximately $300,000 to over $9 million, with home sizes ranging from approximately 800 to 6,200 square feet. Homebuilding revenue contributed to 73%, 65% and 37% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the average sales price of homes delivered from our communities was approximately $2.0 million, $1.9 million and $1.1 million, respectively.
We typically develop communities in phases based upon projected sales. We seek to control the timing of construction of subsequent phases in the same community based on sales demand in prior phases and the number of qualified potential homebuyers that exist on our priority buyer list. Our construction process is driven by sales contracts that generally precede the start of the construction of homes. The determination that a potential home buyer is qualified to obtain the financing necessary to complete the purchase is an integral part of our process. Once qualified, our on-site design centers, with designers dedicated to a specific community, work with the buyer to tailor the home to meet the buyer’s needs. This practice is designed to enhance the buyers’ connection to the home and we believe leads to increased option sales.
The design of our homes must conform to zoning requirements, building codes and energy efficiency laws. As a result, we contract with a number of architects and other consultants in connection with the design process. Substantially all of our construction work is done by subcontractors and trade partners with us acting as the general contractor. We also enter into contracts as needed with design professionals and other service providers who are familiar with local market conditions and requirements. We do not have long-term contractual commitments with our subcontractors trade partners, suppliers or laborers. We maintain strong and long-standing relationships with many of our subcontractors and trade partners. We believe that our relationships with subcontractors and trade partners have been enhanced through involving them prior to the start of a new community, maintaining our schedules and making timely payment. By dealing fairly, we believe we are able to keep our key subcontractors and trade partners loyal to us.
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
We primarily sell our homes through our own sales representatives. Our in-house sales force works from sales offices located in model homes or sales centers close to, or within each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables and tours of model homes. Sales personnel are licensed by applicable real estate bodies in their respective markets and generally have had prior experience selling new homes in the local market.
Generally, we build model homes at each project and have them professionally decorated and landscaped to display design features and options available for purchase in the design center. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers. Structural changes in design from the model homes, other than those predetermined, are not generally permitted, but homebuyers may select various other optional construction and design amenities. Our on-site design centers are an integral part of this process. Specific options are selected for each community based upon the price of the home and anticipated buyer preferences. Options include structural (room configurations or pre-determined additional square footage), electrical, plumbing and finish options (flooring, cabinets, fixtures). In certain communities, we also offer turn-key landscape options. Each design center is managed by our own designers dedicated to the specific community. We believe this approach enables us to create a strong relationship with our buyers that results in fewer cancellations and increased revenue.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers through a preferred mortgage provider. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. For our communities, the cancellation rate of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was 12%, 10% and 13% during the years ended December 31, 2016, 2015 and 2014, respectively. Cancellation rates are subject to a variety of factors, including those beyond our control, such as adverse economic conditions and increases in mortgage interest rates.

Customer Financing
At each of our communities, we seek to assist our homebuyers in obtaining financing by arranging with preferred mortgage lenders to offer qualified buyers a variety of financing options. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers.
Quality Control and Customer Service
We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors and trade partners we employ are monitored using our personnel and third-party consultants. We make regular inspections and evaluations of our subcontractors and trade partners to seek to ensure that our standards are met.
We maintain a quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, delivery and post-delivery periods. These employees are also responsible for providing after-sales customer service, including the coordination of warranty requests. Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home during construction and prior to delivery. In addition, we use a third party, Eliant, to survey our homebuyers in order to improve our standards of quality and customer satisfaction.
Insurance and Warranty Program
We provide a limited one-year warranty to our homeowners covering workmanship and materials. In addition, we generally provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers and provides for the resolution of unresolved construction-related disputes through binding arbitration. Additionally, we have dedicated customer service staff that work with our homebuyers and coordinate with subcontractors and trade partners, as necessary, during the warranty period. We believe that our reserves are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities, including, among others, general liability, “all-risk” property, construction defects, workers’ compensation, automobile, and employee fidelity. Our warranty reserves include expected costs associated with the deductibles and self-insured amounts.
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

Backlog

At December 31, 2016 and 2015, homes under contract, but not yet delivered (“backlog”) totaled 79 and 67, respectively, with an estimated sales value of $187.3 million and $166.6 million, respectively. We expect to deliver all of the homes in backlog at December 31, 2016 during 2017 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2016 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected.
Labor and Raw Materials
Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. Increases in the cost of building materials and subcontracted labor may reduce gross margins from home sales to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced gross margins from home sales, or both. We continue to monitor the supply markets to achieve favorable prices.

Joint Ventures
Our joint venture strategy has been instrumental in leveraging our entity-level capital and establishing a homebuilding and land development platform focused on high-growth, land-constrained markets. We own interests in our unconsolidated joint ventures that generally range from 5% to 35%. We also earn management fees from such joint ventures.
We serve as the administrative member, manager or managing member of each of our nine homebuilding and four land development joint ventures. We do not, however, exercise control over the joint ventures, as the joint venture agreements generally provide our respective partners with the right to consent to certain actions. Under most joint venture agreements, certain major decisions must be approved by the applicable joint venture’s executive committee, which is comprised of both our representatives and representatives of our joint venture partners. In addition, some of our joint venture agreements grant both partners a buy-sell right pursuant to which, subject to certain exceptions, either partner may initiate procedures requiring the other partner to choose between selling its interest to the other partner or buying the other partner’s interest. Additional information related to our unconsolidated joint ventures is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements and Contractual Obligations."
Fee Building Services
Although our primary business focus is building and selling homes for our own account, we also selectively provide general contracting services to build homes for independent third-party property owners. We refer to these projects as “fee building projects.” For the year ended December 31, 2016, 96% of our fee building revenue represents fee building billings and 4% represents management fees from unconsolidated joint ventures. Our services with respect to fee building projects may include design, development, construction and sale of the homes. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer. For the years ended December 31, 2016, 2015 and 2014, fee building revenue contributed to 27%, 35% and 63%, respectively, of total revenue. The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and revenues from this customer totaled 26%, 32%, and 55% of our total consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Our billings to this customer are dependent upon such customer’s decision to proceed with construction and the agreements can be canceled at any time. We cannot predict whether these agreements will continue in the future or the current pace of construction, and the loss of these billings could have a material adverse effect on our results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the Consolidated Financial Statements for further discussion of this revenue concentration.
Government Regulation and Environmental Matters
We are subject to numerous local, state and federal statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters, which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Communities that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for communities in their jurisdiction. Communities for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these communities or prevent their development.
We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. Legislation related to climate change and energy efficiency can impose stricter building standards, which may increase our cost to build. From time to time, the EPA and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws.
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
Competition
We believe our on-site design studios, emphasis on customer care, and reputation for high quality, differentiated architecture and design provides us a competitive advantage; however, competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. We compete with numerous homebuilders of varying sizes. A number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Homebuilders compete for, among other things, home-buying customers, desirable land parcels, financing, raw materials and skilled labor. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. We also compete for sales with individual resales of existing homes and with available rental housing. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our revenues and margins. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
Employees
As of December 31, 2016, we had 289 employees, 114 of whom were executive, management and administrative personnel located in our offices, 60 of whom were sales and marketing personnel and 115 were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the third party subcontractors and trade partners engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that relations with our employees, subcontractors and trade partners are good.
Our Offices and Available Information
Our principal executive offices are located at 85 Enterprise, Suite 450, Aliso Viejo, California 92656. Our main telephone number is (949) 382-7800. Our internet website is www.NWHM.com. We will make available through the “Investors” section of our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the SEC. Copies of these reports, and any amendment to them, are available free of charge upon request. We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our code of ethics and business conduct, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The information contained in, or that can be accessed through our website is not incorporated by reference and is not part of this annual report on Form 10-K.
In addition, we file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available over the internet at the SEC’s website at http://www.sec.gov. All of the documents we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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
Risks Related to Our Business

Our geographic concentration could materially and adversely affect us if the homebuilding industry or the availability of land parcels in our current markets declines.

Our current business involves the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in coastal Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. During the downturn from 2008 to 2011, land values, the demand for new homes and home prices declined substantially in California. In addition, the state of California recently experienced severe budget shortfalls and has raised taxes and increased building permits and development fees to offset the deficit. Accordingly, our sales, results of operations, financial condition and business could be negatively impacted by a decline in the economy, one or more significant job sectors or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.

In addition, our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. The availability of land parcels in our California markets at reasonable prices is limited. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.
The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could reduce the demand for new homes and, as a result, adversely impact our results of operations, financial condition and cash flows.
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic, real estate and other business conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for homebuyers, interest rate levels, demographic trends, homebuyer preferences for specific designs or locations, real estate taxes, inflation and supply of and demand for new and existing homes. The foregoing conditions, among others, are complex and interrelated. Periods of prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, have contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that one or more of such economic and business conditions occur, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Adverse economic conditions outside the U.S., such as Asia or Canada, may also adversely affect the demand for our homes to the extent such conditions impact the amount of potential homebuyers from such regions in our markets.

In addition, an important segment of our customer base consists of first and second “move-up” buyers, who often purchase homes contingent upon the sale of their existing homes. During recessionary periods, these buyers may face difficulties selling their homes, which may in turn adversely affect our sales. Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

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

The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also increase during periods of shortage or high inflation. During the downturn in 2008 to 2011, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. According to the National Association of Homebuilders, as of September 2016, there were approximately 200,000 unfilled construction jobs in the United States, up 81% in the last two years. A reduction in available trade partners exacerbates labor shortages as demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our business and results of operations depend on the availability and skill of subcontractors.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. Certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity could result in higher costs to retain our subcontractors. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law. Reserves are established based on market practices, our historical experiences and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines, litigation, or other penalties, and our reputation and our financial condition may be adversely affected.

If the market value of our land or housing inventory decreases, our results of operations could be adversely affected due to the illiquid nature of real estate investments and by impairments.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land owned or controlled by us may decline after purchase. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The valuation of property is inherently subjective and based on the individual characteristics of each property. When market conditions drive land values down, land we have purchased or option agreements we have previously entered into may become less desirable because we may not be able to build and sell homes profitably, at which time we may elect to sell the land or, in the case of options contracts, to forego pre-acquisition costs and deposits and terminate the agreements. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we sell and build houses. Land parcels, building lots and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we or the housing market and general economy are in financial distress. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Material impairments in the value of our inventory may be required, and we may in the future sell land or homes at significantly lower margins or at a loss, if we are able to sell them at all, which could adversely affect our results of operations and financial condition.

We may not be able to compete effectively against competitors in the homebuilding industry.

We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives or reduce our prices. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors have adversely affected demand for homes in the market as a whole and could do so again in the future. We also compete with the resale, or “previously owned,” home market. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.

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

In connection with the sale of a home we collect a deposit from the homebuyer that is a small percentage of the total purchase price. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than with respect to certain design-related deposits, which we retain). Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and changes in homebuyers' financial condition or personal circumstances. Home order cancellations negatively impact our financial and operating results due to a negative impact on the number of homes closed, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog.

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

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, arising in the ordinary course of business or otherwise. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. We may not be able to renew our insurance coverage or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, soil subsidence or building related claims.  Some claims may arise out of uninsurable events or circumstances not covered by insurance not subject to effective indemnification agreements with our trade partners.

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

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. The occurrence of any of these events could damage our land parcels and projects, cause delays in the completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could harm our sales and profitability. Our California markets are in areas which have historically experienced significant earthquake activity and seasonal wildfires. In addition to directly damaging our land or projects, earthquakes, floods, landslides, wildfires or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

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

As discussed under “Management’s Discussion and Analysis of Financial Condition-Liquidity and Capital Resources-Seasonality” we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to ten months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. We expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the homebuilding industry returns to a more normal operating environment, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in 2017 and beyond, if at all.

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

Negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid or protest brands that receive bad press or negative reviews.  Negative publicity may result in a decrease in our operating results.

In addition, residents of communities we develop may look to us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect sales or our reputation.

An information systems interruption or breach in security could adversely affect us.

Privacy, security, and compliance concerns have continued to increase as technology has evolved.  We rely on accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store certain confidential information, including information about employees, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We may share some of this information with vendors who assist us with certain aspects of our business. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.

We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions of businesses, and the anticipated benefits may never be realized.

As a part of our business strategy, we may consider growth or expansion of our operations in our current markets or in other areas of the country. For example, in 2016 we expanded or operations to the Phoenix metro area. Any such growth or expansion would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies or businesses;

•	potential loss of key employees of the acquired companies or business;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful expansion or acquisition;

•	impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives; and

•	risks associated with entering markets in which we have limited or no direct experience.
The magnitude, timing and nature of any future acquisition or expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates. We cannot guarantee that any expansion into a new market will be successfully executed, and our failure to do so could harm our current business.

Water shortages or price increases could adversely impact our operations.

Certain of the areas in which we operate, particularly in Southern California and Northern California, have experienced significant increases in water costs due to drought. In addition, our communities in these locations are susceptible to government regulations and laws that restrict our water usage or increase our costs. These restrictions and costs may significantly restrict our business activities and cause us to incur significant liabilities and operating expenses. In addition, water restrictions, drought conditions and rate increases may adversely affect the local economies in which we operate, which may reduce demand for housing in our markets.

A reduction in our sales absorption levels may force us to incur and absorb additional community-level costs.

We incur certain overhead costs associated with our communities, such as indirect construction costs, marketing expenses and costs associated with the upkeep and maintenance of our model and sales complexes. If our sales absorptions pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, taxes and other related expenses. Reduction in home absorption rates increases the associated holding costs and extends our time to recover such costs. Declines in the homebuilding market may also require us to evaluate the recoverability of costs relating to land acquired more recently.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Future terrorist attacks against the United States or any foreign country or increased domestic or international instability could cause consumer unease, which could significantly reduce the number of new contracts signed, increase the number of cancellations of existing contracts, and/or increase our operating expenses, which could adversely affect our business.

Risks Related to Laws and Regulations

Mortgage financing, interest rate increases or changes in federal lending programs or other regulations could lower demand for or impact homebuyers’ ability to purchase our homes, which could materially and adversely affect us.

Substantially all purchasers of our homes finance their acquisitions with mortgage financing. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements, increased monthly mortgage costs, tightened credit requirements and underwriting standards, and an increase in indemnity claims for mortgages may lead to reduced demand for our homes and mortgage loans. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal Housing Administration, or FHA, or Veterans Administration, or the VA, standards. In addition, as a result of the turbulence in the credit markets and mortgage finance industry during the last downturn, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices that reduce the availability of loans to borrowers or increase the costs to borrowers to obtain such loans. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential “move-up” buyer who wishes to purchase one of our homes. The foregoing may also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates, stricter underwriting standards, and a reduction of loan products, among other similar factors, can decrease our home sales. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The federal government has also taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Changes in tax laws can increase the after tax cost of owning a home, and further tax law changes or government fees could adversely affect demand for the homes we build or increase our costs.

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
Any additional increases in personal income tax rates and/or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations. Furthermore, increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.

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
We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions and geographic attributes, the present and former uses of the property, the presence or absence of endangered plants or animals or sensitive habitats, as well as conditions at nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. For example, under certain environmental laws and regulations, third parties, such as environmental groups or neighborhood associations, may challenge the permits and other approvals required for our projects and operations. Any such claims may adversely affect our business, prospects, liquidity, financial condition and results of operations. Insurance coverage for such claims may be limited or non-existent.
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
Legislation relating to energy and climate change could increase our costs to construct homes.

There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards.  New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes.  As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.
Risks Related to Financing and Indebtedness

Difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects.

The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and complete development. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have a $260 million unsecured revolving credit facility designed to provide us with a source of liquidity, our ability and capacity to borrow under the facility is limited by our ability to meet the covenants of the facility. If our credit facility and internally generated funds are insufficient to cover our liquidity needs, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings, formation of joint venture relationships or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments or to develop the land and construct homes. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs. Furthermore, if additional funds are raised through the issuance of stock, dilution to stockholders could result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
Due to the capital-intensive nature of the homebuilding business, we incur substantial indebtedness to finance our homebuilding activities. As of December 31, 2016, we had approximately $260.0 million in loan commitments, of which $118.0 million was outstanding. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all.
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

•
we would be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes such as land and lot acquisition, development and construction activities; and

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
We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners.

We own interests in various joint ventures and as of December 31, 2016, our investments in and advances to our unconsolidated joint ventures was $50.9 million. We have entered into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. We may enter into additional joint ventures in the future, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

•
Control and Partner Dispute Risk. We do not have exclusive control over the development, financing, management and other aspects of the project or joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners. We cannot exercise sole decision-making authority regarding the project or joint venture, which could create the potential risk of creating impasses on decisions, such as acquisitions or sales. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the projects owned by the joint venture to additional risk. Our existing joint venture agreements contain, and any future joint venture agreements may contain, buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner; we may not have the capital to purchase our joint venture parties’ interest under these circumstances even if we believe it would be beneficial to do so.

•
Covenant Compliance Risk. Our Senior Unsecured Revolving Credit Facility prohibits us from making investments in and advances to joint ventures when we are unable to meet certain financial covenants, including the adjusted leverage ratio. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture's ability to carry out its operations or strategy which could impair the value of our investment in the joint venture.

•
Development Risk. Typically, we serve as the administrative member, managing member, or general partner of our joint ventures and one of our subsidiaries acts as the general contractor while our joint venture partner serves as the capital provider. Due to our respective role in these joint ventures, we may become liable for obligations beyond our proportionate equity share. In addition, the projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability of these ventures and our proportionate share of income.

•
Financing Risk. There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing joint venture borrowings as such borrowings mature. In addition, a partner may fail to fund its share of required capital contributions or may become bankrupt, which generally would cause us and any other remaining partners to remain liable for the joint venture’s liabilities, As a result, we may be required to contribute our corporate funds to the joint venture to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the credit facility conditions discussed above.

•
Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in and advances to these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share. While in most instances we would be able to exercise remedies available under the applicable joint venture documentation if a partner fails to contribute its proportional share of capital, our partner's financial condition may preclude any meaningful cash recovery on the obligation. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Off-Balance Sheet Arrangements and Contractual Obligations” and Note 11 to the Consolidated Financial Statements for more information on LTV maintenance agreements and completion guaranties.

•
Completion Risk. We often sign a completion agreement in connection with obtaining financing for our joint ventures. Under such agreements, we may be compelled to complete a project even if we no longer have an economic interest in the joint venture or the joint venture no longer has an interest in the property.

•
Illiquid Investment Risk. We lack a controlling interest in our joint ventures and therefore are generally unable to compel our joint ventures to sell assets, return invested capital, require additional capital contributions or take any other action without the vote of at least one or more of our venture partners. This means that, absent partner agreement, we may not be able to liquidate our joint venture investments to generate cash.

•
Consolidation Risk. The accounting rules for joint ventures are complex and the decision as to whether it is proper to consolidate a joint venture onto our balance sheet is fact intensive. If the facts concerning an unconsolidated joint venture were to change and a triggering event under applicable accounting rules were to occur, we might be required to consolidate previously unconsolidated joint ventures onto our balance sheet which could adversely impact our leverage and other financial conditions or covenants.

Any of the above might subject a project to liabilities in excess of those contemplated and adversely affect the value of our current and future joint venture investments.
Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.
Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, deviate from our core business and operating policies. If we fail to meet or satisfy any of these covenants in our debt agreements, we would be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. A default on any of our debt agreements could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2016, we had approximately $260.0 million in loan commitments, of which $118.0 million was outstanding. As part of our financing strategy, we may incur a significant amount of additional debt. Our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. In addition, we may incur fixed rate debt in the future which may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of a favorable return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

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
Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Investment Officer each of whom would be difficult to replace. Although we have entered into employment agreements with our executive officers, there is no guarantee that these executives will remain employed with us. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave depends on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

Our charter, bylaws, stockholders' rights agreement and debt covenants could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock.

Provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could delay or prevent a change in control of and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our Board of Directors is divided into three classes, with the term of one class expiring each year, which could delay a change in our control. Our certificate of incorporation also authorizes our Board of Directors to issue new series of common stock and preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, rights of existing stockholders could be negatively affected. For example, subject to applicable law, our Board of Directors could create a series of common stock or preferred stock with preferential rights to dividends or assets upon liquidation, or with superior voting rights to our existing common stock. The ability of our Board of Directors to issue these new series of common stock and preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits Delaware corporations from engaging in business combinations specified in the statute with an interested stockholder, as defined in the statute, for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the Delaware General Corporation Law could also have the effect of delaying or preventing a change of control of us.

The obligations associated with being a public company require significant resources and management attention.
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, requires annual management assessments of the effectiveness of our internal control over financial reporting and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." We could be an "emerging growth company" until the end of our 2019 fiscal year. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
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
Risks Related to Ownership of Our Common Stock
The price of our Common Stock is subject to volatility and our trading volume is relatively low.
The market price of our common stock may be highly volatile and subject to wide fluctuations. Compared to other public homebuilders, we believe we have relatively low trading volume. Because of this limited trading volume, purchases and sales of large numbers of our shares may cause rapid price swings in our stock. In addition, our financial performance, government regulatory action, tax laws, additions or departures of key personnel, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

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
We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, applicable legal requirements and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on investment, and may not be able to sell shares at or above the price paid for them.

Certain stockholders have rights to cause our Company to undertake securities offerings. Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.
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
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 4,800 square feet through May 2020 in Roseville, approximately 7,700 square feet through September 2021 in Walnut Creek, approximately 1,400 square feet through July 2018 in Agoura Hills and approximately 2,000 square feet through January 2018 in Scottsdale. For information on land owned and controlled by us and our joint ventures for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Lots Owned and Controlled", "- Equity in Net Income of Unconsolidated Joint Ventures" and "- Off-Balance Sheet Arrangements and Contractual Obligations - Joint Ventures".

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

	High	Low
Fiscal Year 2016
First Quarter	$12.78	$7.51
Second Quarter	$12.79	$8.62
Third Quarter	$11.28	$8.85
Fourth Quarter	$12.55	$9.45
Fiscal Year 2015
First Quarter	$16.49	$12.91
Second Quarter	$17.88	$14.03
Third Quarter	$17.97	$12.59
Fourth Quarter	$16.55	$11.95

The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company’s common stock from January 31, 2014 (the date of our initial public offering, using the price of which our shares of common stock were initially sold to the public) to December 31, 2016, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index. The comparison assumes $100 was invested in our common stock on January 31, 2014 and in each of the forgoing indices on January 31, 2014 and assumes the reinvestment of dividends.
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
As of February 17, 2017, we had 16 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividends
We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility, and such other factors as our board of directors deem relevant.
Issuer Share Repurchases
We had no share repurchases during the year ended December 31, 2016.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2016.

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

	Year Ended December 31,
	2016	2015	2014	2013(1)	2012(1)
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sales revenue	$507,949	$280,209	$56,094	$35,663	$24,198
Fee building revenue, including management fees	186,507	149,890	93,563	47,565	28,269
Land sales revenue	—	—	—	—	2,940
Total revenues	$694,456	$430,099	$149,657	$83,228	$55,407

Pretax income (loss):
Homebuilding	$25,546	$23,698	$497	$1,748	$(3,045)
Fee building	8,404	10,213	4,506	5,248	1,764
Pretax income (loss)	$33,950	$33,911	$5,003	$6,996	$(1,281)

Net income (loss) attributable to the Company	$21,022	$21,688	$4,787	$6,706	$(1,352)
Basic earnings (loss) per share	$1.02	$1.29	$0.30	$0.85	$(0.27)
Diluted earnings (loss) per share	$1.01	$1.28	$0.30	$0.85	$(0.27)
Weighted Average Common Shares Outstanding: (2)
Basic	20,685,386	16,767,513	15,927,917	7,905,757	5,044,438
Diluted	20,791,445	16,941,088	15,969,199	7,905,757	5,044,438

Balance Sheet Data
Cash and cash equivalents	$30,496	$45,874	$44,058	$9,541	$6,008
Real estate inventories (3)	$286,928	$200,636	$157,629	$44,088	$38,619
Investment in and advances to unconsolidated joint ventures	$50,857	$60,572	$60,564	$32,270	$12,424
Total assets	$419,136	$351,270	$291,958	$98,949	$64,511
Total debt	$118,000	$83,082	$113,751	$17,883	$16,722
Stockholders’ equity (4)	$244,523	$220,775	$148,084	$64,356	$35,575
Stockholders' equity per common share outstanding	$11.81	$10.75	$9.00	$7.45	$6.44
Cash dividends declared per share	$—	$—	$—	$—	$—

Operating Data (excluding unconsolidated JVs)
Net new home orders	253	174	79	72	72
New homes delivered	250	148	53	82	53
Average sales price of homes delivered	$2,032	$1,893	$1,058	$435	$457
Selling communities at end of year	15	10	4	3	3
Backlog at end of year, number of homes	79	67	41	15	26
Backlog at end of year, dollar value	$187,296	$166,567	$86,711	$11,867	$10,593
Average sales price of homes in backlog	$2,371	$2,486	$2,115	$791	$407

Operating Data – Fee Building Projects
Homes started	784	513	550	215	114
Homes delivered	644	537	206	194	50
Homes under construction at end of period	586	446	470	126	105

(1)	The Company completed its initial public offering ("IPO") on January 30, 2014. Data presented for the years prior to 2014 represent our results operating as TNHC LLC, a private company.

(2)	The Company completed a follow-on offering on December 9, 2015 issuing and selling 4,025,000 shares of common stock at a price of $12.50 per share.

(3)
Effective July 1, 2016, certain capitalizable selling and marketing costs were reclassified to other assets from real estate inventories. Prior year periods have been reclassified to conform to current year presentation. $9.3 million, $5.9 million, $1.3 million, $0.7 million was reclassified from real estate inventories to other assets for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. For further detail, see Note 1 of the notes to our consolidated financial statements.

(4)	For the years ended December 31, 2012 and 2013 (prior to the Company's IPO), amounts represent members' equity in TNHC LLC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Consolidated Financial Data

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Revenues:
Home sales	$507,949	$280,209	$56,094
Fee building, including management fees from unconsolidated joint ventures of $8,202, $12,426 and $9,582, respectively	186,507	149,890	93,563
	694,456	430,099	149,657
Cost of Sales:
Home sales	433,559	235,232	46,843
Home sales impairments	2,350	—	—
Land sales impairment	1,150	—	—
Fee building	178,103	139,677	89,057
	615,162	374,909	135,900
Gross Margin:
Homes sales	72,040	44,977	9,251
Land sales	(1,150)	—	—
Fee building	8,404	10,213	4,506
	79,294	55,190	13,757

Homes sales	14.2%	16.1%	16.5%
Fee building	4.5%	6.8%	4.8%

Selling and marketing expenses	(26,744)	(13,741)	(3,983)
General and administrative expenses	(25,882)	(20,278)	(12,420)
Equity in net income of unconsolidated joint ventures	7,691	13,767	8,443
Other expense, net	(409)	(1,027)	(794)
Income before income taxes	33,950	33,911	5,003
Provision for income taxes	(13,024)	(12,533)	(246)
Net income	20,926	21,378	4,757
Net loss attributable to noncontrolling interest	96	310	30
Net income attributable to The New Home Company Inc.	$21,022	$21,688	$4,787

Overview

During 2016, the Company continued to make substantial progress in expanding its wholly owned business by increasing its ending active community count by 50% and growing its net new home orders by 45%. This solid growth in community count and order activity, combined with increased construction activity from our fee building business, resulted in a 61% year-over-year increase in our consolidated revenues to $695 million. Home sales revenue was up 81% over last year and was driven by strong delivery volume growth and higher average home prices. The higher average sales prices were largely influenced by our highly successful coastal Southern California luxury communities. We finished the year strong with over 50% of our homes sales revenue delivered in the fourth quarter and generated record pretax income of $34.0 million, which was after the impact of $3.5 million in pretax inventory impairment charges. Net income attributable to the Company for 2016 was $21.0 million, or $1.01 per diluted share, compared to $21.7 million, or $1.28 per diluted share in the year earlier period. The slight decline in net income was largely due to the inventory impairment charges noted above, which represented $0.10 per diluted share on an after-tax basis, a $6.1 million reduction in our share of joint venture income, and a $4.2 million decrease in management fees from unconsolidated joint ventures. These items were substantially offset by a 61% increase in total revenues and a 170 basis point improvement in the Company’s selling, general and administrative ("SG&A") expenses as a percentage of home sales revenues.
At the same time, the Company ended the year with a solid balance sheet with a total debt-to-capital ratio of 32.5% and liquidity of approximately $173 million in the form of cash and capacity under its unsecured revolving credit facility. The Company also grew the number of lots owned and controlled by its wholly owned operations by 20% to approximately 1,600 lots, of which approximately 63% were controlled through option contracts.
We ended the year with $187.3 million in backlog value, the highest in the Company’s year-end history, and anticipate opening approximately 12 new communities in 2017. We believe this solid backlog, along with the expected new community openings scheduled throughout 2017, positions the Company well for 2017 and beyond.
While we expect 2017 will be a transition year for our company as we diversify our product portfolio with new communities at lower price points, our commitment to being the category leader in each of our product niches remains the same. As a result of this transition, we expect an increase in the number of new home deliveries and a decrease in the average selling price of our homes. We continue to be presented with attractive opportunities in California and other markets that fit into our returns-focused model, and we believe that we are poised to take advantage of these opportunities and create long-term value for our shareholders.

Results of Operations

Net New Home Orders

	Year Ended December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
Net new home orders
Southern California	141	55	64%	86	42	95%	44
Northern California	112	24	27%	88	53	151%	35
Total net new home orders	253	79	45%	174	95	120%	79

Selling communities at end of period
Southern California	8	4	100%	4	2	100%	2
Northern California	7	1	17%	6	4	200%	2
Total selling communities	15	5	50%	10	6	150%	4

Monthly sales absorption rate per community	1.7	(0.2)	(11)%	1.9	—	—%	1.9
Cancellation rate	12%	2%	NA	10%	(3)%	NA	13%

Net new home orders for the year ended December 31, 2016 increased 45% compared to the same period in 2015. The increase was primarily driven by an increase in the number of selling communities, which was partially offset by a slightly slower monthly sales absorption rate. Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the year ended December 31, 2015 increased 120% compared to the same period in 2014 primarily due to an increase in the number of selling communities. Our monthly sales absorption rate per community for the year ended December 31, 2015 was flat with the prior year at 1.9 per month.

The Company continued to experience a fairly modest cancellation rate in 2016 that was relatively consistent with the prior two years. We believe our cancellation rate is one of the lower rates in the industry due to many factors, including the high level of personalized options that our homebuyers select, which creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles.

Backlog

	Year Ended December 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	48	$162,599	$3,387	45	$149,405	$3,320	7%	9%	2%
Northern California	31	24,697	797	22	17,162	780	41%	44%	2%
Total	79	$187,296	$2,371	67	$166,567	$2,486	18%	12%	(5)%

	Year Ended December 31,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	45	$149,405	$3,320	33	$79,575	$2,411	36%	88%	38%
Northern California	22	17,162	780	8	7,136	892	175%	140%	(13)%
Total	67	$166,567	$2,486	41	$86,711	$2,115	63%	92%	18%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The dollar value of backlog was up 12% to $187.3 million primarily due to a 18% increase in the number of homes in backlog, partially offset by a 5% reduction in the average selling price of homes in backlog. The higher backlog dollar value in Southern California as compared to Northern California was due to higher community counts in Southern California combined with higher-priced communities, particularly in Newport Coast where we have two coastal luxury communities where average home prices in backlog are in excess of $5 million. The increase in the number of homes in backlog as of December 31, 2016 compared to the prior year period was the result of increased net new home orders.

The number of homes in backlog as of December 31, 2015 compared to December 31, 2014 increased 63% as a result of increased net new orders due largely to a significant increase in the number of selling communities. As a result of the increase in net new orders and an 18% higher average sales price in backlog, the dollar value of backlog as of December 31, 2015 increased $79.9 million, or 92% compared to the prior year. The year-over-year increase in average sales price in backlog was driven primarily by Southern California orders from a high-priced community in Newport Coast, CA that opened during 2015. This increase offset the average sales price decrease for Northern California attributable to a higher concentration of sales in more moderately-priced homes in the Sacramento area compared to the prior period.

Lots Owned and Controlled

	December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
Lots Owned
Southern California	290	167	136%	123	3	3%	120
Northern California	300	11	4%	289	19	7%	270
Total	590	178	43%	412	22	6%	390
Lots Controlled(1)
Southern California	721	(33)	(4)%	754	415	122%	339
Northern California	265	113	74%	152	(48)	(24)%	200
Total	986	80	9%	906	367	68%	539
Lots Owned and Controlled - Wholly Owned	1,576	258	20%	1,318	389	42%	929
Fee Building(2)	935	(487)	(34)%	1,422	317	29%	1,105
Total Lots Owned and Controlled	2,511	(229)	(8)%	2,740	706	35%	2,034

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Consistent with our focus to grow our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 20% and 42% year-over-year for the years ending December 31, 2016 and 2015, respectively. The decrease in fee building lots at December 31, 2016 compared to 2015 was attributable to delivering 644 homes during 2016 and not being awarded as many new fee building contracts from our largest customer during the year.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	147	$422,041	$2,871	74	$205,815	$2,781	99%	105%	3%
Northern California	103	85,908	834	74	74,394	1,005	39%	15%	(17)%
Total	250	$507,949	$2,032	148	$280,209	$1,893	69%	81%	7%

	Year Ended December 31,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	74	$205,815	$2,781	11	$27,494	$2,499	573%	649%	11%
Northern California	74	74,394	1,005	42	28,600	681	76%	160%	48%
Total	148	$280,209	$1,893	53	$56,094	$1,058	179%	400%	79%

Home sales revenue for the year ended December 31, 2016 increased 81% to $507.9 million compared to $280.2 million in the prior year period. The increase in home sales revenue was driven primarily by a 69% increase in deliveries and a 7% increase in the average selling price of homes to $2.0 million. The increase in deliveries was the result of a higher number of homes in beginning backlog to start the year and a 45% increase in net new home orders during the year. The increase in our average selling price was due to a 99% increase in deliveries from our Southern California operations, which had a significantly higher average selling price than our Northern California operations due to a higher concentration of luxury homes in coastal locations.
New home deliveries increased 179% to 148 for the year ended December 31, 2015 compared to 2014, primarily due to the increase in net new home orders and the number of actively selling communities. For the year ended December 31, 2015, home sales revenue increased 400% compared to the prior year, primarily due to a 179% increase in the number of homes delivered and a 79% increase in the average sales price of homes delivered. The year-over-year increase in average sales price was due primarily to a shift to higher-priced homes in coastal Southern California and to a lesser extent, a 48% increase in average sales price for Northern California due to initial deliveries from a luxury condominium community in the Bay Area.
Homebuilding Gross Margin
Homebuilding gross margin percentage for the year ended December 31, 2016 was 14.2%, which included $2.4 million in non-cash inventory impairments related to two active homebuilding communities, compared to 16.1% for 2015. Homebuilding gross margin before impairments for 2016 was 14.6% versus 16.1% in the prior year period. Homebuilding gross margin before impairments is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent. The 150 basis point decline in homebuilding gross margin before impairments as compared to the prior year was due primarily to a change in mix, including lower margins in masterplan communities located in Irvine and lower margins in the Bay Area. These decreases were partially offset by higher margins from the initial deliveries in our Crystal Cove communities in Newport Coast, CA, and to a lesser extent, a 20 basis point benefit from a warranty accrual adjustment made during the 2016 third quarter that increased homebuilding gross margin by $1.1 million. In order to reflect more comparable gross margin and SG&A percentage metrics with other homebuilders, effective January 1, 2016, we started amortizing certain capitalizable selling and marketing costs associated with model set-up to selling and marketing expenses versus through cost of home sales. As a result of this change, we reclassified $4.8 million in capitalizable selling and marketing costs for the year ended December 31, 2015 out of cost of home sales to selling and marketing expenses to conform with current year presentation.
Homebuilding gross margin percentage for the year ended December 31, 2015 declined 40 basis points to 16.1% as compared to 16.5% for the same period in 2014. The year-over-year decrease was largely due to lower margins generated from Sacramento close-out communities in 2015 that required higher incentives. As a result of the change noted above regarding the classification of certain capitalizable selling and marketing costs, we reclassified $4.8 million and $0.8 million in capitalizable selling and marketing costs for the years ended December 31, 2015 and 2014, respectively, out of cost of home sales to selling and marketing expenses to conform with current year presentation.
Excluding home sales impairments and interest in cost of home sales, adjusted homebuilding gross margin percentage for the years ended December 31, 2016, 2015 and 2014 were 15.7%, 16.9% and 17.4%, respectively. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2016	%	2015	%	2014	%
	(Dollars in thousands)
Home sales revenue	$507,949	100.0%	$280,209	100.0%	$56,094	100.0%
Cost of home sales	435,909	85.8%	235,232	83.9%	46,843	83.5%
Homebuilding gross margin	72,040	14.2%	44,977	16.1%	9,251	16.5%
Add: Home sales impairments	2,350	0.4%	—	—%	—	—%
Homebuilding gross margin before impairments (1)	74,390	14.6%	44,977	16.1%	9,251	16.5%
Add: interest in cost of home sales	5,331	1.1%	2,511	0.8%	532	0.9%
Adjusted homebuilding gross margin(1)	$79,721	15.7%	$47,488	16.9%	$9,783	17.4%

(1)
Homebuilding gross margin before impairments and adjusted homebuilding gross margin are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that home sales impairments and leverage have on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Land Sales

During the fourth quarter of 2016, the company recorded a non-cash, land sale impairment charge of $1.2 million related to land under development in Northern California that the Company intends to sell.
Fee Building

	Year Ended December 31,
	2016	%	2015	%	2014	%
	(Dollars in thousands)
Fee building revenue	$186,507	100.0%	$149,890	100.0%	$93,563	100.0%
Cost of fee building	178,103	95.5%	139,677	93.2%	89,057	95.2%
Fee building gross margin	$8,404	4.5%	$10,213	6.8%	$4,506	4.8%
Our fee building revenues include (i) billings to independent third-party land owners for general contracting services, and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner, and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities and joint venture management overhead. Besides allocable G&A expenses, there are no other material costs associated with management fees from our unconsolidated joint ventures.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered.
For the year ended December 31, 2016, fee building revenues increased 24% from the prior year period due to an increase in fee building activity resulting from a higher number of homes under construction during the year. The increase in number of homes under construction was due to an increased number of homes started during the year, at the direction of the land owner, offset partially by an increase in the number of homes completed and delivered. Included in fee building revenues for the years ended December 31, 2016 and December 31, 2015 were (i) $178.3 million and $137.5 million of billings to land owners for general contracting services for 2016 and 2015, respectively, and (ii) $8.2 million and $12.4 million of management fees from our unconsolidated joint ventures for 2016 and 2015, respectively. The decrease in management fees from JVs was primarily the result of fewer deliveries and lower home sales revenue from JV communities, which is consistent with the Company’s strategic shift to emphasize wholly owned operations.
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
Our fee building revenue has historically been concentrated with a small number of customers. For the years ended December 31, 2016, 2015 and 2014, one customer comprised 96%, 92% and 87% of fee building revenue, respectively.
For the year ended December 31, 2016, cost of fee building increased due to the increase in fee building revenues, compared to the same period during 2015. The amount of G&A expenses included in cost of fee building was $8.8 million for each year ended December 31, 2016 and 2015. Fee building gross margin percentage decreased from 6.8% to 4.5% for the year ended December 31, 2016 compared to the prior year period. The reduction in fee building gross margin percentage was largely due to a decrease in management fees received from joint ventures, partially offset by a slightly higher fee rate with our largest customer on certain fee building communities.
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

Selling, General and Administrative Expenses

	Year Ended December 31,			As a Percentage of Home Sales Revenue
	2016	2015	2014	2016	2015	2014
	(Dollars in thousands)
Selling and marketing expenses	$26,744	$13,741	$3,983	5.3%	4.9%	7.1%
General and administrative expenses (“G&A”)	25,882	20,278	12,420	5.1%	7.2%	22.1%
Total selling, marketing and G&A expenses (“SG&A”)	$52,626	$34,019	$16,403	10.4%	12.1%	29.2%
SG&A expenses for the year ended December 31, 2016 were up year-over-year, consistent with the 81% increase in our homebuilding revenues and 50% increase in wholly owned community count at December 31, 2015. However, our SG&A operating leverage improved significantly resulting in a 170 basis point reduction in our SG&A expense ratio for the year ended December 31, 2016. The improvement was largely attributable to the increase in home sales revenue, which was driven by a significant increase in new home deliveries and higher average selling prices due to a heavier Southern California mix. Selling and marketing expenses as a percentage of home sales revenue for 2016 was up 40 basis points year-over-year to 5.3% due to higher amortization of capitalizable marketing costs and increased model operating costs associated with higher-priced, luxury homes in Southern California.
SG&A expenses for the year ended December 31, 2015 were $34.0 million, compared to $16.4 million in the prior year period. The increase in SG&A expenses resulted from higher selling and marketing expenses due to a 400% increase in home sales revenue and increased G&A related to higher personnel and professional fees to support our growth. As a percentage of home sales revenue, SG&A for the year ended December 31, 2015 was 12.1% versus 29.2% in the prior year period. The year-over-year improvement in the SG&A percentage for the period was driven by stronger operating leverage from higher home sales revenue.
Effective January 1, 2016, certain capitalizable selling and marketing expenses were amortized to selling and marketing expenses rather than cost of home sales. Prior year periods have been reclassified to conform with current year presentation. The reclassification caused an increase to selling and marketing expenses of approximately $4.8 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively, or 1.7% and 1.5% of home sales revenue, respectively, and a corresponding increase to homebuilding gross margin by the same amount.
Equity in Net Income of Unconsolidated Joint Ventures
As of December 31, 2016 and 2015, we had ownership interests in 13 and 14, respectively, unconsolidated joint ventures. We own interests in our unconsolidated joint ventures that generally range from 5% to 35%. These interests vary among our different unconsolidated joint ventures.
The Company's share of joint venture income was $7.7 million for the year ended December 31, 2016 as compared to $13.8 million for the year ended December 31, 2015. The reduction in joint venture income was driven by a 47% decrease in total JV home sales revenues resulting from a 29% decrease in our JV average selling price and a 26% decrease in JV home deliveries. This decline was partially offset by a one-time gain related to the close-out of one joint venture. During the second quarter of 2016, the Company closed out one of its unconsolidated joint ventures known as "LR8" and received an income allocation of $0.5 million from a reserve reduction prior to the close out. As part of this transaction, the Company also recognized a gain of $1.1 million due to the purchase of our JV partner's interest for less than its carrying value as part of a negotiated transaction which included an agreement to indemnify our joint venture partner for future liability associated with the project.
For the year ended December 31, 2015, our share of joint venture income was $13.8 million, compared to $8.4 million for 2014. The increase in our share of joint venture income was primarily attributable to a 51% increase in total JV revenues and a $1.6 million gain related to the cash distribution of capital we received in excess of the book value of our land basis that was contributed to a joint venture.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	159	(140)	(47)%	299	11	4%	288
Monthly sales absorption rate per community	2.3	(0.3)	(12)%	2.6	(0.2)	(7)%	2.8
Cancellation rate	11%	3%	NA	8%	(1)%	NA	9%
New homes delivered	197	(68)	(26)%	265	(10)	(4)%	275
Home sales revenue	$177,544	$(157,971)	(47)%	$335,515	$111,017	49%	$224,498
Average sales price of homes delivered	$901	$(365)	(29)%	$1,266	$450	55%	$816

Selling communities at end of period	9	1	13%	8	—	—%	8
Backlog (dollar value)	$55,414	$(62,522)	(53)%	$117,936	$2,948	3%	$114,988
Backlog (homes)	62	(47)	(43)%	109	34	45%	75
Average sales price of homes in backlog	$894	$(188)	(17)%	$1,082	$(451)	(29)%	$1,533

	Year Ended December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
	(Dollars in thousands)
Unconsolidated Joint Ventures—Land
Operational Data
Land sales revenue	$55,675	$(18,691)	(25)%	$74,366	$27,478	59%	$46,888
Backlog (dollar value) (1)	$—	$(33,534)	(100)%	$33,534	$(55,569)	(62)%	$89,103

(1)	For the year ended December 31, 2014, amount includes $33.9 million of backlog dollar value related to purchase contracts between an unconsolidated joint venture and the Company.

The tables below summarizes lots owned and controlled by our unconsolidated joint ventures as of the dates presented:

	December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
Unconsolidated Joint Ventures—Lots Owned and Controlled
Homebuilding
Lots owned	513	(168)	(25)%	681	(204)	(23)%	885
Lots controlled (1)	72	4	6%	68	68	—%	—
Homebuilding Total	585	(164)	(22)%	749	(136)	(15)%	885
Land Development
Lots owned	2,180	(160)	(7)%	2,340	(432)	(16)%	2,772
Lots controlled (1)	235	—	—%	235	—	—%	235
Land Development Total	2,415	(160)	(6)%	2,575	(432)	(14)%	3,007
Total	3,000	(324)	(10)%	3,324	(568)	(15)%	3,892

(1)	Includes lots controlled under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

Provision for Taxes

For the year ended December 31, 2016, the Company recorded a provision for income taxes of $13.0 million. Included in this provision is an allocation of income of $0.5 million from LR8 and a $1.1 million gain from the closeout of our LR8 joint venture, which resulted in a provision for income taxes of $0.6 million for the year December 31, 2016 and did not impact our effective tax rate. The effective tax rate for 2016 differs from the 35% federal statutory tax rate, primarily due to state income taxes, offset partially by the benefit from production activities and energy efficient credits.

For the year ended December 31, 2015, we recorded a provision for income taxes of $12.5 million. The effective tax rate for the year ended December 31, 2015 differs from the 35% statutory tax rate due to state income taxes, offset partially by the benefit from production activities and energy efficient credits.

For the first 30 calendar days of 2014, we were a Delaware LLC, which was treated as a partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by us were the obligation of the members. Federal and state taxes provided during the first 30 calendar days of 2014 relate to a subsidiary that is treated as a C Corporation. On January 30, 2014, we completed our IPO and reorganized from a Delaware LLC into a Delaware corporation. For the year ended December 31, 2014, we recorded a tax provision of $0.2 million. The effective tax rate for the year ended December 31, 2014 differs from the 35% statutory tax rate primarily due to the differences between the financial statement basis and tax basis of certain assets upon conversion to a taxable entity at the time of our IPO, resulting in a net deferred tax asset. Additionally, the effective tax rate was reduced by the exclusion of pre-conversion earnings from taxable income for the three months ended March 31, 2014, and the tax benefit of production activities, partially offset by state income taxes.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2016 were land purchases, land development, home construction, repayments on our credit facility, contributions and advances to our unconsolidated joint ventures, operating expenses and the payment of routine liabilities. Our principal sources of capital for the year ended December 31, 2016 were advances from our credit facility, cash generated from home sales activities, distributions from our unconsolidated joint ventures and management fees from our fee building agreements.
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
We exercise strict controls and believe we have a prudent strategy for companywide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in and advances to unconsolidated joint ventures. We ended 2016 with $30.5 million of cash and cash equivalents, a $15.4 million decrease from December 31, 2015, primarily as a result of decreased distributions from our unconsolidated joint ventures. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of December 31, 2016 and 2015, we had $22.8 million and $16.7 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $24.3 million and $17.8 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2016, we had outstanding borrowings of $118.0 million. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our senior unsecured revolving credit facility contains certain financial covenants that limits the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt, or common and preferred equity. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $349.7 million as of December 31, 2016.
Land Acquisition Note
In December 2016, the Company retired a term loan with a land seller. The loan was secured by real estate, and bore interest at 7.0% per annum. Immediately prior to payoff, the principal balance of $4.0 million was reduced $250,000 by the land seller in exchange for the immediate payoff of the note. The Company paid off the new principal balance of $3.75 million and recognized a $250,000 gain, which is included in other expense, net, in the accompanying consolidated statements of operations.
Secured Construction Notes
In May 2014, we entered into two secured construction loans with a bank related to model and production homes for a specific project. The project closed out during 2016 and the associated loans were paid off.

Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the "Credit Facility") with a bank group. In May 2016, we increased the commitment under the Credit Facility from $200 million to $260 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $350 million, subject to certain conditions, including the availability of bank commitments, and extended the maturity date by one year to April 30, 2019. As of December 31, 2016, we had $118.0 million outstanding under the credit facility and $142.0 million in availability. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2016, the interest rate under the facility was 3.52%.
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those summarized in the table below, and as described and defined further in the Credit Facility:

	December 31, 2016
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets	$30,496	$7,484
EBITDA to Interest Incurred	6.1 : 1.0	> 1.5 : 1.0
Tangible Net Worth	$244,523	$175,918
Leverage Ratio	28%	< 65%
Adjusted Leverage Ratio (1)	32%	< 50%

(1)    Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity.
As of December 31, 2016 and 2015, we were in compliance with all financial covenants.

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

	December 31,
	2016	2015
	(Dollars in thousands)
Unsecured revolving credit facility and other notes payable	$118,000	$83,082
Equity, exclusive of noncontrolling interest	244,523	220,775
Total capital	$362,523	$303,857
Ratio of debt-to-capital (1)	32.5%	27.3%

Unsecured revolving credit facility and other notes payable	$118,000	$83,082
Less: cash, cash equivalents and restricted cash	31,081	46,254
Net debt	86,919	36,828
Equity, exclusive of noncontrolling interest	244,523	220,775
Total capital	$331,442	$257,603
Ratio of net debt-to-capital (2)	26.2%	14.3%

(1)
The ratio of debt-to-capital is computed as the quotient obtained by dividing the unsecured revolving credit facility and other notes payable by the sum of the unsecured revolving credit facility and other notes payable plus equity, exclusive of noncontrolling interest.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is the unsecured revolving credit facility and other notes payable less cash to the extent necessary to reduce the debt balance to zero) by total capital, exclusive of noncontrolling interest. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows — Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
For the year ended December 31, 2016 as compared to the year ended December 31, 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $42.4 million in 2016 versus $32.3 million in 2015. The change was primarily the result of a reduction of distributions of earnings from unconsolidated joint ventures to $3.7 million in 2016 from $18.5 million and an increase in cash outflows for real estate inventories to $71.4 million in 2016 compared to $65.9 million in 2015. Cash inflows for distributions of earnings from unconsolidated joint ventures decreased due to the reduction of total revenues of the unconsolidated joint ventures during the same periods. Despite a 43% increase in net wholly owned lots year-over-year, we were able to continue utilizing favorable lot option takedown structures that defrayed a portion of the upfront capital required to acquire land. In addition, we delivered more homes in 2016 as compared to the prior year, which partially offset increased land acquisition and construction costs capitalized to inventory as compared to the prior year.

•
Net cash provided by investing activities was $1.8 million in 2016 compared $16.6 million in 2015. For the year ended December 31, 2016, our net distributions of capital from unconsolidated joint ventures was $0.2 million compared to net distributions of $17.0 million during the year ended December 31, 2015 and was the primary reason net cash provided by investing activities decreased. The decrease in distributions related to the decrease in total revenues of the unconsolidated joint ventures. The decrease in distributions was partially offset by the assumption of $2.0 million in cash as a result in the change in control in our LR8 Investors LLC unconsolidated joint venture during 2016. The Company assumed the joint venture's cash, accounts receivable. accounts payable, and accrued liabilities upon the exit of our joint venture partner.

•
Net cash provided by financing activities was $25.2 million in 2016 versus $17.5 million in 2015. The increase primarily related to an increase in net borrowings, offset partially by the issuance of common stock in the 2015 period. Cash inflows for net borrowings from the unsecured credit facility and other notes payable was $27.8 million for the year ending December 31, 2016 compared to net paydowns on the unsecured credit facility and other notes payable of $27.2 million for the year ended December 31, 2015. Additionally, 2015 included the follow-on issuance of common stock, which generated $47.3 million in net cash proceeds while 2016 did not include any net proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of December 31, 2016, we had $33.9 million of non-refundable and $4.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $463.4 million (net of deposits). These cash deposits are included as a component of our real estate inventories on the consolidated balance sheets.

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

The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2016 and 2015, $56.0 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $8.6 million and $22.5 million, respectively, as of December 31, 2016 and December 31, 2015. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements.

As of December 31, 2016, we held membership interests in 13 unconsolidated joint ventures, nine of which related to homebuilding activities and four related to land development as noted below. We were a party to five loan-to-value maintenance agreements related to unconsolidated joint ventures as of December 31, 2016. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2016:

				December 31, 2016
	Year Formed	Location		Total Joint Venture				Debt-to-Total Capital- ization	Loan-to- Value Maintenance Agreement	Future Capital Commitment (2)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	10%	$2,114	$—	$1,149		—%	N/A	$—	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	15,133	1,105	11,005		9%	Yes	—	14
TNHC-TCN Santa Clarita LP (Villa Metro)(3)	2012	Santa Clarita, CA	10%	2,044	—	983		—%	N/A	—	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, CA	12%	4,555	—	1,648		—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	78,127	17,667	56,601		24%	Yes	1,950	327
TNHC Russell Ranch LLC (Russell Ranch)(3) (4) (5)	2013	Folsom, CA	35%	48,441	20,000	28,262		41%	No	18,191	870
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	7,099	—	4,029		—%	N/A	—	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, CA	10%	53,545	13,315	38,580		26%	Yes	50	51
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	16,057	—	9,865		—%	N/A	—	110
Arantine Hills Holdings LP (Bedford Ranch) (3) (5)	2014	Corona, CA	5%	101,467	—	99,623		—%	N/A	753	1,435
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	20%	47,645	23,947	21,231		53%	Yes	—	55
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	52,320	21,630	29,252		43%	Yes	—	66
DMB/TNHC LLC (Sterling at Silverleaf)	2016	Scottsdale, AZ	50%	1,661	—	1,610	561	—%	N/A	1,000	72

Total Unconsolidated Joint Ventures				$430,208	$97,664	$303,838		24%		$21,944	3,000

(1)	Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2016 are as follows: $72.1 million matures in 2017, $17.7 million matures in 2018 and $7.8 million matures in 2019.

(2)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2016. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint venture.

As of December 31, 2016, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the year ended December 31, 2016.

Contractual Obligations Table

The following table summarizes our future payment obligations under existing contractual obligations as of December 31, 2016 including payment obligations due by period. Our purchase obligations primarily represent commitments for land purchases under purchase and land option contracts with non-refundable deposits and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt principal payments (1)	$118,000	$—	$118,000	$—	$—
Long-term interest payments (2)	9,697	4,156	5,541	—	—
Operating leases	5,819	2,274	2,182	1,363	—
Purchase obligations (3)	477,729	292,784	184,945	—	—
Total	$611,245	$299,214	$310,668	$1,363	$—

(1)	For a more detailed description of our long-term debt, please see Note 8 of the notes to our consolidated financial statements.

(2)	Future interest payments based on senior unsecured credit facility outstanding balance of $118.0 million and interest rate of 3.52% at December 31, 2016.

(3)
Includes $420.3 million (net of deposits) of the remaining purchase price for land option and land purchase contracts where deposits are nonrefundable and $56.4 million of subcontractor labor and material commitments as of December 31, 2016 for which we are responsible if the subcontractor completes the work as specified in their respective commitments. Excluded from this number is $73.7 million in purchase obligations made on behalf of the owner(s) of fee build projects for which we are reimbursed per our fee building agreements.

Inflation

Our homebuilding and fee building segments can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from project to project and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on either a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs (including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

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

The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before sale and delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales in connection with the delivery of homes.

Fee Building

The Company enters into fee building agreements to provide services whereby it will build homes on behalf of independent third-party property owners. Under our typical arrangement, the independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs, plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, Revenue Recognition (“ASC 605”), revenues from fee building services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to customers and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

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

Investments in and Advances to Unconsolidated Joint Ventures

We use the equity method to account for investments in homebuilding and land development joint ventures that qualify as VIEs where we are not the primary beneficiary and other entities that we do not control but have the ability to exercise significant influence over the operating and financial policies of the investee. The Company also uses the equity method when we function as the managing member or general partner and our venture partner has substantive participating rights or where we can be replaced by our venture partner as managing member without cause.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies for our unconsolidated joint ventures are consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly.

In addition, the Company has provided credit enhancements in connection with joint venture borrowings such as LTV maintenance agreements, construction completion agreements, and environmental indemnities.  In many cases, we share these obligations with our joint venture partners, and in some cases, we are solely responsible for such obligations.  Through December 31, 2016, the Company has not made any payments related to these credit enhancements. For further discussion regarding these credit enhancements, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Contractual Obligations” and Note 10 to the Consolidated Financial Statements.

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one year. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. In addition, the Company receives warranty payments from its customers for certain of its fee building projects where it has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts.

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

The determination of the fair value of share-based awards at the grant date, or subsequent remeasurement dates under ASC 505-50, requires judgment in developing assumptions and involves a number of variables.  These variables include, but are not limited to:  expected stock-price volatility over the term of the awards and expected stock option exercise behavior.  Additionally, judgment is required in the case of performance share awards in estimating the level of performance that will be achieved and the number of shares that will be earned. If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be significantly impacted.

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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our variable rate debt consists of the balance of our senior unsecured revolving credit facility (the "Credit Facility"). Based on the short-term duration of LIBOR rates, the fair value of debt under the Credit Facility approximates the carrying value.

	Expected Maturity Date
	2017	2018 - 2021	Thereafter	Total	Estimated Fair Value
	(Dollars in thousands)
Liabilities:
Variable rate debt	$—	$118,000	$—	$118,000	$118,000
Weighted Average Interest Rate	—%	3.5%	—%	3.5%	—%
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
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms is communicated to the our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing controls and procedures specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
The New Home Company Inc.

We have audited the accompanying consolidated balance sheets of The New Home Company Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Home Company Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 22, 2017

THE NEW HOME COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$30,496	$45,874
Restricted cash	585	380
Contracts and accounts receivable	27,833	23,960
Due from affiliates	1,138	979
Real estate inventories	286,928	200,636
Investment in and advances to unconsolidated joint ventures	50,857	60,572
Other assets	21,299	18,869
Total assets	$419,136	$351,270

Liabilities and equity
Accounts payable	$33,094	$26,371
Accrued expenses and other liabilities	23,418	19,827
Due to affiliates	—	293
Unsecured revolving credit facility	118,000	74,924
Other notes payable	—	8,158
Total liabilities	174,512	129,573
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,712,166 and 20,543,130, shares issued and outstanding as of December 31, 2016 and 2015, respectively	207	205
Additional paid-in capital	197,161	194,437
Retained earnings	47,155	26,133
Total The New Home Company Inc. stockholders' equity	244,523	220,775
Noncontrolling interest in subsidiary	101	922
Total equity	244,624	221,697
Total liabilities and equity	$419,136	$351,270
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$507,949	$280,209	$56,094
Fee building, including management fees from unconsolidated joint ventures of $8,202, $12,426 and $9,582, respectively	186,507	149,890	93,563
	694,456	430,099	149,657
Cost of Sales:
Home sales	433,559	235,232	46,843
Home sales impairments	2,350	—	—
Land sales impairment	1,150	—	—
Fee building	178,103	139,677	89,057
	615,162	374,909	135,900
Gross Margin:
Homes sales	72,040	44,977	9,251
Land sales	(1,150)	—	—
Fee building	8,404	10,213	4,506
	79,294	55,190	13,757
Selling and marketing expenses	(26,744)	(13,741)	(3,983)
General and administrative expenses	(25,882)	(20,278)	(12,420)
Equity in net income of unconsolidated joint ventures	7,691	13,767	8,443
Other expense, net	(409)	(1,027)	(794)
Income before income taxes	33,950	33,911	5,003
Provision for income taxes	(13,024)	(12,533)	(246)
Net income	20,926	21,378	4,757
Net loss attributable to noncontrolling interest	96	310	30
Net income attributable to The New Home Company Inc.	$21,022	$21,688	$4,787

Earnings per share attributable to The New Home Company Inc.:
Basic	$1.02	$1.29	$0.30
Diluted	$1.01	$1.28	$0.30
Weighted average shares outstanding:
Basic	20,685,386	16,767,513	15,927,917
Diluted	20,791,445	16,941,088	15,969,199
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity					Members’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2013	—	$—	$—	$—	$—	$64,356	$1,171	$65,527
Net income (loss)	—	—	—	4,445	4,445	342	(30)	4,757
Noncontrolling interest contribution	—	—	—	—	—	—	1,253	1,253
Noncontrolling interest distribution	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense	—	—	2,005	—	2,005	317	—	2,322
Conversion of members’ equity into common stock	8,636,250	86	64,929	—	65,015	(65,015)	—	—
Issuance of common stock, net of issuance costs	8,984,375	90	87,710	—	87,800	—	—	87,800
Repurchase of common stock	(1,171,875)	(12)	(11,977)	—	(11,989)	—	—	(11,989)
Deductible transaction costs and additional contribution of deferred tax assets from IPO	—	—	808	—	808	—	—	808
Balance at December 31, 2014	16,448,750	164	143,475	4,445	148,084	—	2,342	150,426
Net income (loss)	—	—	—	21,688	21,688	—	(310)	21,378
Noncontrolling interest contribution	—	—	—	—	—	—	1,301	1,301
Noncontrolling interest distribution	—	—	—	—	—	—	(2,411)	(2,411)
Stock-based compensation expense	—	—	3,884	—	3,884	—	—	3,884
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	—	—	(248)	—	(248)	—	—	(248)
Excess tax benefits from stock-based compensation	—	—	97	—	97	—	—	97
Shares issued through stock plans	69,380	1	16	—	17	—	—	17
Issuance of common stock, net of issuance costs	4,025,000	40	47,213	—	47,253	—	—	47,253
Balance at December 31, 2015	20,543,130	205	194,437	26,133	220,775	—	922	221,697
Net income (loss)	—	—	—	21,022	21,022	—	(96)	20,926
Noncontrolling interest distribution	—	—	—	—	—	—	(725)	(725)
Stock-based compensation expense	—	—	3,471	—	3,471	—	—	3,471
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	—	—	(648)	—	(648)	—	—	(648)
Excess tax provision from stock-based compensation	—	—	(97)	—	(97)	—	—	(97)
Shares issued through stock plans	169,036	2	(2)	—	—	—	—	—
Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$—	$101	$244,624

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating activities:
Net income	$20,926	$21,378	$4,757
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(918)	(1,675)	(5,819)
Amortization of equity based compensation	3,471	3,884	2,322
Excess income tax provision/(benefit) from stock-based compensation	97	(97)	—
Inventory impairments	3,500	—	—
Gain from notes payable principal reduction	(250)	—	—
Distributions of earnings from unconsolidated joint ventures	3,742	18,477	6,040
Equity in net income of unconsolidated joint ventures	(7,691)	(13,767)	(8,443)
Deferred profit from unconsolidated joint ventures	646	(1,603)	—
Depreciation	511	473	381
Abandoned project costs	580	635	754
Net changes in operating assets and liabilities:
Restricted cash	396	(97)	(153)
Contracts and accounts receivable	(3,737)	(10,796)	(5,986)
Due from affiliates	(344)	1,683	(2,104)
Real estate inventories	(71,388)	(65,942)	(114,932)
Other assets	(756)	(3,651)	(1,285)
Accounts payable	6,171	9,790	7,893
Accrued expenses and other liabilities	2,921	8,712	4,349
Due to affiliates	(293)	293	—
Net cash used in operating activities	(42,416)	(32,303)	(112,226)
Investing activities:
Purchases of property and equipment	(439)	(418)	(883)
Cash assumed from joint venture at consolidation	2,009	—	—
Contributions and advances to unconsolidated joint ventures	(15,088)	(15,028)	(34,610)
Distributions of capital from unconsolidated joint ventures	15,307	32,026	10,609
Net cash provided by (used in) investing activities	1,789	16,580	(24,884)
Financing activities:
Net proceeds from issuance of common stock	—	47,253	87,800
Repurchase of common stock	—	—	(11,989)
Cash distributions to noncontrolling interest in subsidiary	(725)	(2,411)	(52)
Borrowings from credit facility	223,050	99,450	100,474
Repayments of credit facility	(179,974)	(125,000)	—
Borrowings from other notes payable	343	3,552	11,162
Repayments of other notes payable	(15,636)	(5,171)	(15,768)
Payment of debt issuance costs	(1,064)	—	—
Minimum tax withholding paid on behalf of employees for stock awards	(648)	(248)	—
Excess income tax (provision)/benefit from stock-based compensation	(97)	97	—
Proceeds from exercise of stock options	—	17	—
Net cash provided by financing activities	25,249	17,539	171,627
Net increase (decrease) in cash and cash equivalents	(15,378)	1,816	34,517
Cash and cash equivalents – beginning of period	45,874	44,058	9,541
Cash and cash equivalents – end of period	$30,496	$45,874	$44,058
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

Initial Public and Follow-On Offerings

The Company completed its initial public offering (“IPO”) on January 30, 2014. In preparation for the IPO, the Company reorganized from a Delaware limited liability company (“LLC”) into a Delaware corporation, issuing 8,636,250 shares of common stock to the former members of the LLC in the Company's formation transactions, and changed its name to The New Home Company Inc. As a result of the IPO, the Company issued and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters' exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock issued to a member of the LLC in connection with the Company's formation transactions. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO, the Company had 16,448,750 common shares outstanding.

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

Reclassifications

Certain items in prior year consolidated financial statements related to capitalized selling and marketing expenses have been reclassified to conform with current year presentation. Effective January 1, 2016, these costs were amortized to selling and marketing expenses rather than cost of home sales in the accompanying consolidated statements of operations. Effective July 1, 2016, capitalized selling and marketing costs were reclassified to other assets from real estate inventories in the accompanying consolidated balance sheets. Prior year amounts have been reclassified to conform to the current period presentation. Please see "Selling and Marketing Expense" below for more information.

Segment Reporting

Accounting Standards Codification ("ASC") 280, Segment Reporting (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments. Corporate is a non-operating segment.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.6 million and $0.4 million as of December 31, 2016 and 2015, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

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

If real estate assets are considered impaired, the impairment adjustments are calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate projects under either a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs

(including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

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

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, revenue from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed under the full accrual method. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passes, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. When it is determined that the earnings process is not complete, the sale and related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the years ended December 31, 2016, 2015 and 2014, one customer comprised 96%, 92% and 87% of fee building revenue, respectively. The balance of the fee building revenues represented management fees earned from unconsolidated joint ventures. As of December 31, 2016 and 2015, one customer comprised 87% and 74% of contracts and accounts receivables, respectively.

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

As of December 31, 2016 and 2015, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of December 31, 2016 and 2015, the third-party investor had an equity balance of $0.1 million and $0.9 million, respectively.

Investments in and Advances to Unconsolidated Joint Ventures

We use the equity method to account for investments in homebuilding and land development joint ventures that qualify as VIEs where we are not the primary beneficiary and other entities that we do not control but have the ability to exercise significant influence over the operating and financial policies of the investee. The Company also uses the equity method when we function as the managing member or general partner and our venture partner has substantive participating rights or where we can be replaced by our venture partner as managing member without cause.

As noted above, as of December 31, 2016 and 2015, the Company concluded that some of its joint ventures were VIEs. The Company concluded that it was not the primary beneficiary of the variable interest entities and, accordingly, accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-

temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2016, 2015 and 2014, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

The Company selectively provides loan-to-value (“LTV”) maintenance agreements and completion agreements for debt owed by its unconsolidated joint ventures. Such arrangements facilitate the financing of our joint ventures' development projects and arise in the ordinary course of business. Refer to Note 10 for more information discussing the LTV maintenance agreements and completion agreements.

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs include, but are not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. Effective January 1, 2016, these costs were amortized to selling and marketing expenses rather than cost of home sales. Prior year periods have been reclassified to conform with current year presentation. The reclassification caused homebuilding gross margin to increase by approximately $4.8 million and $0.8 million, respectively, for the years ended December 31, 2015 and 2014, respectively, or 1.7% and 1.5% of home sales revenue, respectively, and a corresponding increase to selling and marketing expenses by the same amount. All other selling and marketing costs, such as commissions and advertising, are expensed in the period incurred and included in selling and marketing expense in the accompanying consolidated statements of operations. Effective July 1, 2016, these capitalized costs were reclassified to other assets from real estate inventories. Prior year periods have been reclassified to conform to current year presentation including $9.3 million reclassified from real estate inventories to other assets in the accompanying consolidated balance sheet as of December 31, 2015.

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one year. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. In addition, the Company has received warranty payments from third-party property owners for certain of its fee building projects that have since closed-out where the Company has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets and adjustments to our warranty accrual are recorded through cost of sales.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and included in other assets in the accompanying consolidated balance sheets and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the term of the lease. For the years ended December 31, 2016, 2015 and 2014, the Company incurred depreciation expense of $0.5 million, $0.5 million and $0.4 million, respectively.

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

ASC 505-50 requires that Mr. Davis' award be accounted for prospectively, such that the fair value of the award will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Davis have been completed. ASC 505-50 requires that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee. Mr. Davis' outstanding awards fully vest during January 2017 and at that time, the award will be re-measured for the pro-rata portion of the vesting period in which he was a non-employee and the award will be fully expensed.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. As a public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017, and at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues. Although we are still evaluating the accounting for marketing costs under the new standard, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Currently, these selling and marketing costs are capitalized to other assets and amortized to selling and marketing expenses as homes are delivered.  Under the new guidance, some of these costs may need to be expensed immediately. We are continuing to evaluate the impact the adoption may have on other aspects of our business and on our consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards.  The Company adopted ASU 2014-12 for the annual period ending December 31, 2016 with no material effect on our consolidated financial statements and related disclosures as the Company has no outstanding share-based awards subject to performance targets.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Our adoption of ASU 2015-02 for the annual period ended December 31, 2016 resulted in no material effect on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  We adopted ASU 2015-03 for the annual period ending December 31, 2016 and it did not have any effect on our consolidated financial statements and related disclosures as the treatment of the Company's current debt issuance costs is covered under ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, discussed below.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Under ASU 2015-15, debt issuance costs from our unsecured revolving credit facility are capitalized to other assets and subsequently amortized over the term of the borrowing agreement.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company will adopt ASU 2016-09 for the annual period ending December 31, 2017. The adoption is not expected to have a material impact on our consolidated financial statements as the Company has no existing APIC pools at December 31, 2016 to absorb future excess tax deficiencies from share-based payment awards.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15").  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our financial statements. We do not expect the adoption of ASU 2016-15 to have a material effect on our consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-16 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

2.    Computation of Earnings Per Share
Basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2014 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $11.00 per share.
The following table sets forth the components used in the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$21,022	$21,688	$4,787

Denominator:
Basic weighted-average shares outstanding	20,685,386	16,767,513	15,927,917
Effect of dilutive shares:
Stock options and unvested restricted stock units	106,059	173,575	41,282
Diluted weighted-average shares outstanding	20,791,445	16,941,088	15,969,199

Basic earnings per share attributable to The New Home Company Inc.	$1.02	$1.29	$0.30
Diluted earnings per share attributable to The New Home Company Inc.	$1.01	$1.28	$0.30

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	849,977	7,414	796,864

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$178,103	$139,677
Estimated earnings	8,404	10,213
	186,507	149,890
Less: amounts collected during the period	(162,203)	(132,109)
Contracts receivable	$24,304	$17,781

Contracts receivable:
Billed	$—	$—
Unbilled	24,304	17,781
	24,304	17,781
Accounts receivable:
Escrow receivables	3,385	6,179
Other receivables	144	—
Contracts and accounts receivable	$27,833	$23,960

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of December 31, 2016 and 2015 are expected to be billed and collected within 90 days. Accounts payable at December 31, 2016 and 2015 includes $22.8 million and $16.7 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deposits and pre-acquisition costs	$38,723	$17,133
Land held and land under development	98,596	57,659
Homes completed or under construction	93,628	100,523
Model homes	55,981	25,321
	$286,928	$200,636

All of our deposits and pre-acquisition costs are non-refundable, except for $4.1 million and $0.5 million as of December 31, 2016 and 2015, respectively.
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
In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. For the year ended December 31, 2016, the Company recognized real estate-related impairments of $3.5 million in cost of sales resulting in a decrease of the same amount to income before income taxes for our homebuilding segment. Fair value for homebuilding projects impaired during 2016 was calculated using a land residual value analysis and under a discounted cash flow model. The project cash flows were discounted at rates ranging from 10-14%. Fair value for the land sales project impaired during 2016 was determined using the land purchase price included in the executed sales agreement, less the Company's cost to sell. The following table summarizes inventory impairments recorded during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Inventory impairments:
Home sales	$2,350	$—	$—
Land sales	1,150	—	—
Total inventory impairments	$3,500	$—	$—

Remaining carrying value of inventory impaired at year end	$30,225	$—	$—
Number of projects impaired during the year	3	—	—
Total number of projects subject to periodic impairment review during the year (1)	27	18	14

(1)
Represents the peak number of real estate projects that we had during each respective year. The number of projects outstanding at the end of each year may be less than the number of projects listed herein.

The home sales impairments of $2.4 million related to land under development and homes completed or under construction for two active homebuilding communities. These communities were experiencing slow monthly sales absorption rates, and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying values. One community is located in Southern California and the other is located in Northern California. The land sales impairments of $1.2 million related to land under development in Northern California that the Company intends to sell once certain improvements are complete.
Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. For the years ended December 31, 2016, 2015 and 2014 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest incurred	$7,484	$4,722	$1,857
Interest capitalized	(7,484)	(4,722)	(1,857)
Interest expensed	$—	$—	$—

Capitalized interest in beginning inventory	$4,190	$2,328	$1,003
Interest capitalized as a cost of inventory	7,484	4,722	1,857
Contribution to unconsolidated joint ventures	(1)	(264)	—
Previously capitalized interest included in cost of sales	(5,331)	(2,511)	(532)
Interest previously capitalized as a cost of inventory, included in other expense	—	(85)	—
Capitalized interest in ending inventory	$6,342	$4,190	$2,328

Capitalized interest as a percentage of inventory	2.2%	2.1%	1.5%
Interest included in cost of sales as a percentage of home sales revenue	1.0%	0.9%	0.9%
Contribution to unconsolidated joint ventures relates to interest capitalized as a cost of inventory, which was then contributed by the Company to unconsolidated joint ventures formed in each of 2016 and 2015.

5.    Investments in and Advances to Unconsolidated Joint Ventures

As of December 31, 2016 and 2015, the Company had ownership interests in 13 and 14, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Cash and cash equivalents	$33,683	$53,936
Restricted cash	8,374	12,279
Real estate inventories	386,487	415,730
Other assets	1,664	3,972
Total assets	$430,208	$485,917

Accounts payable and accrued liabilities	$28,706	$57,813
Notes payable	97,664	94,890
Total liabilities	126,370	152,703
The New Home Company's equity	46,857	60,572
Other partners' equity	256,981	272,642
Total equity	303,838	333,214
Total liabilities and equity	$430,208	$485,917
Debt-to-capitalization ratio	24.3%	22.2%
Debt-to-equity ratio	32.1%	28.5%

As of December 31, 2016 and 2015, the Company had advances outstanding of approximately $4.0 million and $0, respectively, to these unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Revenues	$233,219	$409,881	$271,385
Cost of sales and expenses	207,028	344,687	230,211
Net income of unconsolidated joint ventures	$26,191	$65,194	$41,174
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$7,691	$13,767	$8,443

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee from its unconsolidated joint ventures based on each project’s revenues. For the years ended December 31, 2016, 2015 and 2014, the Company earned $8.2 million, $12.4 million, and $9.6 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying consolidated statements of operations.
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

During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in reserves, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including warranty reserve, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $1.1 million due to the purchase of our JV partner's interest for less than its carrying value.
On October 31, 2016, the Company entered into a $4.0 million unsecured promissory note with Encore McKinley Village, LLC, an unconsolidated joint venture. As of December 31, 2016, the amount of outstanding principal was $4.0 million. The note matures on August 31, 2017, with the right to extend to August 31, 2018, and bears interest at 10% per annum. The $4.0 million outstanding principal is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

6.    Other Assets
Other assets consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Capitalized selling and marketing costs (1)	$10,101	$9,282
Deferred tax asset, net	8,434	7,516
Property and equipment, net of accumulated depreciation	857	929
Prepaid expenses	1,907	1,127
Other assets	—	15
	$21,299	$18,869

(1)
The Company amortized $9.2 million and $4.8 million of capitalized selling and marketing project costs to selling and marketing expenses during the years ended December 31, 2016 and 2015, respectively.

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Warranty accrual	$4,931	$4,181
Accrued compensation and benefits	6,786	5,106
Accrued interest	648	453
Completion reserve	1,355	1,168
Income taxes payable	7,147	6,780
Deferred profit from unconsolidated joint ventures	957	1,603
Other accrued expenses	1,594	536
	$23,418	$19,827

Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$3,846	$1,277	$810
Warranty provision for homebuilding projects	1,921	2,802	562
Warranty assumed from joint venture at consolidation	469	—	—
Warranty payments for homebuilding projects	(563)	(233)	(95)
Adjustment to warranty accrual	(1,065)	—	—
Ending warranty accrual for homebuilding projects	4,608	3,846	1,277

Beginning warranty accrual for fee building projects	335	301	264
Warranty provision for fee building projects	—	57	62
Warranty efforts for fee building projects	(12)	(23)	(25)
Ending warranty accrual for fee building projects	323	335	301
Total ending warranty accrual	$4,931	$4,181	$1,578

During the third quarter of 2016, we recorded an adjustment of $1.1 million to our warranty accrual primarily due to lower than expected warranty related expenditures. The corresponding adjustment was included as a reduction to cost of home sales in the accompanying consolidated statements of operations.

8.    Unsecured Revolving Credit Facility and Other Notes Payable
Notes payable consisted of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Senior unsecured revolving credit facility	$118,000	$74,924
Note payable to land seller	—	6,000
Construction loans	—	2,158
	$118,000	$83,082

We have a senior unsecured revolving credit facility (the "Credit Facility") with a bank group. As of December 31, 2015, the total commitment under such Credit Facility was $200.0 million of which $74.9 million was outstanding. In May 2016, we increased the commitment under the Credit Facility from $200 million to $260 million with an accordion feature that allows borrowings thereunder to be increased up to an aggregate of $350 million, subject to certain conditions, including the availability of bank commitments, and extended the maturity date by one year to April 30, 2019. As of December 31, 2016, we had $118.0 million outstanding under the credit facility and $142.0 million in availability. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2016, the interest rate under the facility was 3.52%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of December 31, 2016, the Company was in compliance with all financial covenants.
In December 2016, the Company retired a term loan with a land seller. The loan was secured by real estate, and bore interest at 7.0% per annum. Immediately prior to payoff, the land seller reduced the principal balance of $4.0 million by $250,000 in exchange for the immediate payoff of the note. The Company paid off the new principal balance of $3.75 million and recognized the $250,000 principal reduction as a gain in other expense, net, in the accompanying consolidated statements of operations.
In May 2014, we entered into two secured construction loans with a bank related to model and production homes for a specific project. The project closed out during 2016 and the associated loans were paid off.

Notes payable have stated maturities as follows for the years ending December 31 (dollars in thousands):

2017	$—
2018	—
2019	118,000
$118,000

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, contracts and accounts receivable, accounts payable, and accrued expenses and other liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates and due to affiliates is not determinable due to the related party nature of such amounts. As of December 31, 2016 and 2015, the fair value of the Company's unsecured revolving credit facility and other notes payable approximated the carrying value. The Company determined that the fair value estimates of its unsecured revolving credit facility and other notes payable are classified as Level 3 within the fair value hierarchy. The estimated fair value of the outstanding revolving credit facility balance at December 31, 2016 and 2015 approximated the carrying value due to the short-term nature of LIBOR contracts. The estimated fair value of other notes receivable at December 31, 2015 was based on a cash flow model discounted at market interest rates that considered underlying risks of the debt.
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the year ended December 31, 2016, the Company recognized real estate-related impairment adjustments of $3.5 million. Of this amount, $2.4 million related to two active homebuilding communities and $1.2 million related to land the Company has under development and intends to sell. These impairment adjustments were made using Level 3 inputs and assumptions. The fair value of the real estate inventories subject to the impairment adjustments was $30.2 million at December 31, 2016.
During the years ended December 31, 2015 and 2014, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. As of December 31, 2016 and 2015, the Company did not have any accruals for asserted or unasserted matters.

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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2016 and 2015, $56.0 million and $74.1 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $8.6 million and $22.5 million, respectively, as of December 31, 2016 and December 31, 2015. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements.

In connection with providing credit enhancements, the Company recognized $0, $0 and $18,927 in guaranty fee income during the years ended December 31, 2016, 2015 and 2014, respectively, in other expense, net, in the accompanying consolidated statements of operations.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2016 and 2015, the Company had outstanding surety bonds totaling $44.0 million and $33.6 million, respectively. The estimated remaining costs to complete of such improvements was $15.7 million and $17.0 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of December 31, 2016, our affiliated unconsolidated joint ventures had $3.6 million in outstanding letters of credit issued under this facility.
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 4,800 square feet through May 2020 in Roseville, approximately 7,700 square feet through September 2021 in Walnut Creek, approximately 1,400 square feet through July 2018 in Agoura Hills and approximately 2,000 square feet through January 2018 in Scottsdale. As of December 31, 2016, the future minimum lease payments under non-cancelable operating leases, primarily associated with our office facilities, are as follows (dollars in thousands):

2017	$2,274
2018	1,048
2019	1,134
2020	1,080
2021	283
Thereafter	—
$5,819

For the years ended December 31, 2016, 2015 and 2014, rent expense was $1.1 million, $0.9 million, and $0.7 million, respectively, and is included in general and administrative expenses.

11.    Related Party Transactions
During the years ended December 31, 2016, 2015 and 2014, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $9.4 million, $11.3 million and $8.0 million, respectively. As of December 31, 2016 and 2015, $0.2 million and $0.3 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.
The Company has entered into Management Agreements with its unconsolidated joint ventures to provide management services related to the underlying projects. Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the years ended December 31, 2016, 2015 and 2014, the Company earned $8.2 million, $12.4 million and $9.6 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, $0.6 million and $0.7 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. As of December 31, 2016, the Company's investment in these two unconsolidated joint ventures totaled $10.2 million.
TL Fab LP, an affiliate of Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.3 million, $0.1 million and $0.1 million, respectively, for these services. The Company's unconsolidated joint ventures incurred $0.6 million, $0.8 million and $1.1 million, respectively, for these services for the years ended December 31, 2016, 2015 and 2014. Of these costs, $33,000 and $45,000 was due to TL Fab LP from the Company at December 31, 2016 and 2015, respectively, and $14,000 and $120,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at December 31, 2016 and 2015, respectively.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During 2016, $0.1 million of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures and at December 31, 2016, $0.3 million remained unrecognized and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. For the years ended December 31, 2016 and December 31, 2015, the company purchased $6.5 million and $20.2 million, respectively, of land from unconsolidated land development joint ventures. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At December 31, 2016 and 2015, $0.6 million and $1.2 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as deferred profit from unconsolidated joint ventures. In addition, at December 31, 2016 and 2015, $0.7 million and $1.1 million, respectively, of deferred gain from lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying consolidated balance sheets.
The Company’s land purchase agreement with one of its unconsolidated joint ventures, TNHC-HW Cannery LLC, requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  As of December 31, 2016, no profit participation was due to TNHC-HW Cannery LLC, and due to a change in estimates, the Company was owed a refund of $0.2 million from TNHC-HW Cannery LLC for profit participation overpayments. Also per the purchase agreement, the Company is due $0.1 million in fee credits from TNHC-HW Cannery LLC at December 31, 2016. Both amounts are included in due from affiliates in the accompanying consolidated balance sheets. As of December 31, 2015, $0.3 million of profit participation was due to TNHC-HW Cannery LLC, which is included in due to affiliates in the accompanying consolidated balance sheets.
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
During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in warranty reserves, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary, and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including warranty reserve, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $1.1 million due to the purchase of our JV partner's interest for less than its carrying value.

12.    Stock-Based Compensation
On August 18, 2010, the Company granted equity-based units to certain members of management valued on the date of grant at $1.9 million with a four year vesting period. Recipients of the equity-based units had the right to receive certain distributions, if any, from the Company following return of capital to its equity members. The share-based units vested upon completion of the IPO, and the remaining unrecognized compensation expense of $316,667 was recognized during the first quarter of 2014, and is included in general and administrative expense in the accompanying consolidated statements of operations.
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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan. As of December 31, 2016, 15,497 shares remain available for grant under the 2014 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option and restricted stock awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.
At our 2016 Annual Meeting of Shareholders on May 24, 2016, our shareholders approved the 2016 Incentive Award Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards. Non-employee directors of the Company and employees and consultants of the Company, or any of its subsidiaries, are eligible to receive awards under the 2016 Incentive Plan. The 2016 Incentive Plan authorizes the issuance of 800,000 shares of common stock, subject to certain limitations. The 2016 Incentive Plan will expire on February 23, 2026. At December 31, 2016, no awards had been granted from the 2016 Incentive Plan.

A summary of the Company’s common stock option activity as of and for the year ended December 31, 2016, 2015 and 2014 is presented below:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	840,298	$11.00	846,874	$11.00	—	$—
Granted	—	$—	—	$—	872,683	$11.00
Exercised	—	$—	(1,584)	$11.00	—	$—
Forfeited	(4,512)	$11.00	(4,992)	$11.00	(25,809)	$11.00
Outstanding, end of period	835,786	$11.00	840,298	$11.00	846,874	$11.00
Exercisable, end of period	42,042	$11.00	23,133	$11.00	—	$—

A summary of the Company’s restricted stock units activity as of and for the year ended December 31, 2016, 2015 and 2014 is presented below:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Units Activity
Outstanding, beginning of period	308,386	$14.20	112,233	$11.36	—	$—
Granted	414,045	$10.05	294,355	$14.46	118,937	$11.34
Vested	(231,633)	$14.22	(85,386)	$11.48	—	$—
Forfeited	(15,809)	$11.62	(12,816)	$13.44	(6,704)	$11.00
Outstanding, end of period	474,989	$10.66	308,386	$14.20	112,233	$11.36

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Expense related to:
Equity based incentive units	$—	$—	$317
Stock options	1,054	1,184	1,128
Restricted stock units	2,417	2,700	877
	$3,471	$3,884	$2,322

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	4.3	4.3	4.3
Expected volatility	49.0%	49.0%	49.0%
Risk-free interest rate	1.2%	1.2%	1.2%
Expected dividends	—	—	—
Weighted-average grant date fair value per share	$4.43	$4.43	$4.43

The following table presents details of the assumptions used to calculate the re-measurement date fair value of common stock options granted to Mr. Davis by the Company in accordance with ASC 505-50 as discussed in Note 1:

	Year Ended December 31,
	2016	2015
Expected term (in years)	1.1	2.1
Expected volatility	36.7%	28.2%
Risk-free interest rate	0.9%	1.1%
Expected dividends	—	—
Re-measurement date fair value per share	$2.14	$3.21

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock awards are valued based on the closing price of our common stock on the date of grant. At December 31, 2016, the amount of unearned stock-based compensation currently estimated to be expensed through 2019 related to common stock options and restricted stock unit awards is $3.3 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.9 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes

As discussed in Note 1, for the first 30 calendar days of 2014, the Company was a Delaware LLC which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members.
The provision for income taxes includes the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current provision for income taxes:
Federal	$10,321	$10,822	$4,722
State	3,375	3,386	1,343
	13,696	14,208	6,065
Deferred benefit for income taxes:
Federal	(506)	(1,522)	(4,600)
State	(166)	(153)	(1,219)
	(672)	(1,675)	(5,819)
Provision for income taxes	$13,024	$12,533	$246

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income before taxes of taxable entities	$33,950	$33,911	$5,003
Provision for income taxes at federal statutory rate	$(11,883)	$(11,869)	$(1,751)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(1,977)	(1,979)	(293)
Manufacturing deduction	1,142	1,274	225
Deferred tax assets upon conversion to a corporation	—	—	1,495
Tax rate change	—	—	100
Other	(306)	41	(22)
Provision for income taxes	$(13,024)	$(12,533)	$(246)
Effective tax rate	38.4%	37.0%	4.9%
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
The components of our deferred income tax asset are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
State taxes	$1,229	$1,300
Reserves and accruals	2,407	2,128
Intangible assets	359	548
Share based compensation	2,118	1,999
Inventory	1,150	868
Investments in joint ventures	1,290	822
Depreciation	(119)	(149)
Deferred tax asset, net	$8,434	$7,516
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
The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods. We are subject to U.S. federal income tax examination for calendar tax years ending 2014 through 2016 and various state income tax examinations for 2014 through 2016 calendar tax years.  Our 2014 U.S. federal income tax return is currently under examination.
14.    Segment Information
The Company’s operations are organized into two reportable segments: homebuilding and fee building. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply in accordance with ASC Topic 280, Segment Reporting.
Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes. Our fee building operations build homes and manage construction related activities on behalf of third-party property owners and our joint ventures. Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  A portion of the expenses incurred by Corporate are allocated to the fee building segment primarily based on their respective percentage of revenues. The assets of our fee building segment primarily consist of cash, restricted cash and accounts receivable. The majority of our Corporate personnel and resources are primarily dedicated to activities relating to our homebuilding segment, and, therefore, the balance of any unallocated Corporate expenses and assets are included in our homebuilding segment.
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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Revenues:
Homebuilding	$507,949	$280,209	$56,094
Fee building, including management fees	186,507	149,890	93,563
Total	$694,456	$430,099	$149,657

Income before income taxes:
Homebuilding	$25,546	$23,698	$497
Fee building, including management fees	8,404	10,213	4,506
Total	$33,950	$33,911	$5,003

	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Homebuilding	$393,095	$331,697
Fee building	26,041	19,573
Total	$419,136	$351,270

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

Year Ended December 31,
2014

Income before taxes	$5,003
Pro forma income tax provision to reflect the conversion to a C Corporation	(1,648)
Pro forma net income	3,355
Net loss attributable to noncontrolling interests	30
Pro forma net income attributable to The New Home Company Inc.	$3,385
Pro forma basic earnings per share attributable to The New Home Company Inc.	$0.21
Pro forma diluted earnings per share attributable to The New Home Company Inc.	$0.21

16.    Results of Quarterly Operations (Unaudited)

The following table presents our unaudited quarterly financial data. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share amounts)
2016
Home sales revenue	$42,303	$78,836	$125,142	$261,668	$507,949
Cost of home sales	36,670	69,390	105,799	221,700	433,559
Home sales impairments	—	—	—	2,350	2,350
Homebuilding gross margin	$5,633	$9,446	$19,343	$37,618	$72,040
Land sale impairment	$—	$—	$—	$1,150	$1,150
Land sales gross margin	$—	$—	$—	$(1,150)	$(1,150)
Fee building revenue	$42,937	$30,028	$52,761	$60,781	$186,507
Cost of fee building	40,914	28,317	50,832	58,040	178,103
Fee building gross margin	$2,023	$1,711	$1,929	$2,741	$8,404
Income (loss) before income taxes	$(1,111)	$3,939	$9,042	$22,080	$33,950
Net (loss) income attributable to The New Home Company Inc.	$(814)	$2,509	$5,547	$13,780	$21,022
Basic earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.04)	$0.12	$0.27	$0.67	$1.02
Diluted earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.04)	$0.12	$0.27	$0.66	$1.01

2015
Home sales revenue	$56,235	$19,202	$57,878	$146,894	$280,209
Cost of home sales	47,408	16,598	48,741	122,485	235,232
Homebuilding gross margin	$8,827	$2,604	$9,137	$24,409	$44,977
Fee building revenue	$46,630	$26,429	$29,099	$47,732	$149,890
Cost of fee building	43,777	25,209	27,028	43,663	139,677
Fee building gross margin	$2,853	$1,220	$2,071	$4,069	$10,213
Income before income taxes	$7,431	$415	$6,594	$19,471	$33,911
Net income attributable to The New Home Company Inc.	$4,569	$449	$4,444	$12,226	$21,688
Basic earnings per share attributable to The New Home Company Inc. (1)	$0.28	$0.03	$0.27	$0.70	$1.29
Diluted earnings per share attributable to The New Home Company Inc. (1)	$0.28	$0.03	$0.27	$0.69	$1.28

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations.

17. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Income taxes paid	$13,670	$11,261	$1,470
Supplemental disclosures of non-cash transactions
Purchase of real estate with note payable to land seller	$—	$—	$17,000
Purchase of real estate with notes payable to affiliate	$—	$747	$—
Contribution of real estate to unconsolidated joint ventures	$798	$18,828	$1,890
Contribution of real estate from noncontrolling interest in subsidiary	$—	$1,301	$1,252
Deductible transaction costs and additional contribution of deferred tax assets from IPO	$—	$—	$808
Assets assumed from unconsolidated joint ventures	$46,811	$—	$—
Liabilities and equity assumed from unconsolidated joint ventures	$47,197	$—	$—

Report of Independent Auditors

The Members
TNHC Meridian Investors LLC

We have audited the accompanying financial statements of TNHC Meridian Investors LLC, which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of operations, members’ capital, and cash flows for the three year period ended December 31, 2016, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Meridian Investors LLC at December 31, 2016 and 2015, and the results of its operations and its cash flows for the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 22, 2017

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2016	2015

Assets
Cash	$9,255	$54,177
Investment in unconsolidated joint venture	826,072	4,500,755
Total assets	$835,327	$4,554,932

Liabilities and members’ capital
Accounts payable	$13,000	$26,000

Commitments and contingencies (Note 3)

Members’ capital	822,327	4,528,932
Total liabilities and members’ capital	$835,327	$4,554,932

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Operations

	Year Ended December 31
	2016	2015	2014

Revenues:
Management fee revenues from affiliates (Note 2)	$79,166	$4,071,046	$2,150,378

Expenses:
Overhead fees to the Members (Note 2)	79,166	4,071,046	2,150,378
General and administrative expenses	31,922	58,777	7,245
	111,088	4,129,823	2,157,623

Net operating loss	(31,922)	(58,777)	(7,245)

Equity in net (loss) income of unconsolidated joint venture	(459,073)	16,319,542	3,885,517
Net (loss) income	$(490,995)	$16,260,765	$3,878,272

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Years Ended December 31, 2016, 2015 and 2014

	The New Home
	Company	IHP
	Southern	Meridian
	California LLC	LLC	Total

Balance at December 31, 2013	$6,007,768	$10,332,867	$16,340,635
Contributions	129,500	220,500	350,000
Net income	1,473,227	2,405,045	3,878,272
Balance at December 31, 2014	7,610,495	12,958,412	20,568,907
Distributions	(13,326,079)	(18,974,661)	(32,300,740)
Net income	7,980,050	8,280,715	16,260,765
Balance at December 31, 2015	2,264,466	2,264,466	4,528,932
Distributions	(1,480,121)	(1,492,852)	(2,972,973)
Net loss	(251,863)	(239,132)	(490,995)
TNHC basis adjustment	(242,637)	—	(242,637)
Balance at December 31, 2016	$289,845	$532,482	$822,327

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
Operating activities
Net (loss) income	$(490,995)	$16,260,765	$3,878,272
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Distributions of earnings from unconsolidated joint venture	2,972,973	14,500,860	999,880
Equity in net loss (income) of unconsolidated joint venture	459,073	(16,319,542)	(3,885,517)
Net changes in operating assets and liabilities:
Accounts payable	(13,000)	26,000	—
Due to affiliates	—	(75,198)	75,198
Net cash provided by operating activities	2,928,051	14,392,885	1,067,833

Investing activities
Contributions to unconsolidated joint venture	—	—	(350,000)
Distributions of equity from unconsolidated joint venture	—	16,800,000	—
Net cash provided by (used in) investing activities	—	16,800,000	(350,000)

Financing activities
Members’ capital contributions	—	—	350,000
Members’ capital distributions	(2,972,973)	(32,300,740)	—
Net cash (used in) provided by financing activities	(2,972,973)	(32,300,740)	350,000

Net (decrease) increase in cash	(44,922)	(1,107,855)	1,067,833
Cash at beginning of year	54,177	1,162,032	94,199
Cash at end of year	$9,255	$54,177	$1,162,032

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2016, 2015 and 2014

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
The following is a summary of the preferred returns for the Members as of December 31, 2016:

	TNHC	IHP	Total

Cumulative Special Preferred Return	$—	$—	$—
Cumulative Special Preferred distributions	—	—	—
Cumulative Preferred Return	1,772,031	3,017,243	4,789,274
Cumulative Preferred distributions	(1,772,031)	(3,017,243)	(4,789,274)
Remaining undistributed preferred return	$—	$—	$—

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
As of December 31, 2016, 2015, and 2014, the Company was not required to consolidate any VIEs. In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE. The Company first analyzes the Unconsolidated Joint Venture to determine if it is a variable interest entity under the provisions of ASC 810 (as discussed above) when determining whether the entity should be consolidated.
Investment in Unconsolidated Joint Venture
We use the equity method to account for investments in homebuilding and land development joint ventures that qualify as VIEs where we are not the primary beneficiary and other entities that we do not control but have the ability to exercise significant influence over the operating and financial policies of the investee. The Company also uses the equity method when we function as the managing member or general partner and our venture partner has substantive participating rights or where we can be replaced by our venture partner as managing member without cause.
As of December 31, 2016, 2015 and 2014, the Company concluded that the Unconsolidated Joint Venture was not a variable interest entity and it did not control the entity, therefore the Company accounted for this entity under the equity method of accounting. Under the Unconsolidated Joint Venture operating agreement, capital contributions are determined based on the operating budgets and needs of the Unconsolidated Joint Venture, which vary throughout the life of the Unconsolidated Joint Venture based on the circumstances unique to the Unconsolidated Joint Venture.
As of December 31, 2016, the Company had an ownership and percentage interest in one unconsolidated joint venture, with an ownership percentage of 32% and a percentage interest of 50%. Investment in the Unconsolidated Joint Venture is accounted for under the equity method of accounting. Under the equity method, the Company recognizes its proportionate share of earnings and losses generated by the Unconsolidated Joint Venture upon the delivery of lots or homes to third parties.

The Company reviews the real estate inventory held by the Unconsolidated Joint Venture for impairments whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company also reviews its investment in the Unconsolidated Joint Venture for evidence of other-than-temporary declines in value.
To the extent the Company deems any portion of its investment in the Unconsolidated Joint Venture as not recoverable, the Company impairs its investment accordingly. As of December 31, 2016 and 2015, the Company determined that no portion of its investment in the Unconsolidated Joint Venture was impaired.
The balance sheets for the Unconsolidated Joint Venture are as follows:

	December 31
	2016	2015

Cash	$4,545,757	$12,021,389
Restricted cash	—	500,000
Real estate inventories	—	3,694,238
Total assets	$4,545,757	$16,215,627

Accounts payable	$66,952	$4,573,627
Accrued expenses and other liabilities	2,823,598	3,076,484
Due to affiliate	3,063	49,280
Total liabilities	2,893,613	7,699,391

The Company’s equity	826,072	4,258,118
Other member’s equity	826,072	4,258,118
Total equity	1,652,144	8,516,236
Total liabilities and equity	$4,545,757	$16,215,627

The condensed statements of operations for the Unconsolidated Joint Venture are as follows:

	Years Ended December 31
	2016	2015	2014

Revenues	$5,250,000	$175,610,776	$60,158,550
Cost of sales and expenses	6,114,092	140,742,205	48,736,026
Income (loss) of unconsolidated joint venture	$(864,092)	$34,868,571	$11,422,524
Income (loss) from unconsolidated joint venture reflected in the accompanying statements of operations	$(459,073)	$16,319,542	$3,885,517

Income Taxes

As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.

The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes. Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.

New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a non-public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2018, and at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues.  We are continuing to evaluate the impact the adoption may have on other aspects of our business and on our financial statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 for the annual period ended December 31, 2016 resulted in no material effect on the Company's financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-16 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance is not expected to have a material impact on the Company's financial statements.

2. Due to Affiliates and Related Party Transactions
Pursuant to the operating agreement of the Unconsolidated Joint Venture, the Company receives a management fee from the Unconsolidated Joint Venture in an amount equal to 3.0% of Unconsolidated Joint Venture revenues. During the years ended December 31, 2016, 2015, and 2014 the Company earned $79,166, $4,071,046 and $2,150,378, respectively, in management fees which have been recorded by the Company as management fee revenues from affiliates in the accompanying statements of operations.
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

Pursuant to the operating agreement, IHP shall receive an overhead fee from the Company in an amount equal to $500,000, which has been paid in full. During the years ended December 31, 2016, 2015 and 2014, TNHC earned $0, $1,335,700, and $1,143,600, respectively, and IHP earned $0, $109,300, and $104,400, respectively, in monthly overhead fees, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2016 and 2015, no amounts were due to TNHC or IHP for such fees.
During the years ended December 31, 2016, 2015, and 2014 TNHC earned and received $79,166, $2,449,744 and $827,180 respectively, and IHP earned $0, $176,302 and $75,198, respectively, in overhead fees earned from homes sold, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2016 and 2015, no amounts were due to TNHC and IHP for such fees.

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

4. Subsequent Events
The Company has evaluated subsequent events through February 22, 2017, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
TNHC Newport LLC

We have audited the accompanying financial statements of TNHC Newport LLC, which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of operations, members’ capital, and cash flows for the three year period ended December 31, 2016, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Newport LLC at December 31, 2016 and 2015, and the results of its operations and its cash flows for the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 22, 2017

TNHC Newport LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2016	2015

Assets
Cash	$4,545,757	$12,021,389
Restricted cash	—	500,000
Real estate inventories	—	3,650,099
Other assets	—	44,139
Total assets	$4,545,757	$16,215,627

Liabilities and members’ capital
Accounts payable	$66,952	$4,573,627
Accrued expenses and other liabilities	2,823,598	3,076,484
Due to affiliate (Note 5)	3,063	49,280
	2,893,613	7,699,391

Commitments and contingencies (Note 6)

Members’ capital	1,652,144	8,516,236
Total liabilities and members’ capital	$4,545,757	$16,215,627

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Operations

	Year Ended December 31
	2016	2015	2014

Revenues:
Home sales	$4,803,954	$161,728,995	$56,601,330
Design studio option sales	446,046	13,881,781	3,557,220
	5,250,000	175,610,776	60,158,550
Cost of sales:
Cost of home sales	5,469,778	121,020,740	41,538,023
Cost of design studio option sales	297,062	10,191,160	2,668,840
	5,766,840	131,211,900	44,206,863

Gross (loss) profit	(516,840)	44,398,876	15,951,687

Selling and marketing expenses	150,941	2,859,369	930,617
Selling and marketing expenses incurred from affiliates (Note 5)	90,749	1,242,532	731,575
Overhead fees to affiliates (Note 5)	105,562	5,428,404	2,866,971
Net (loss) income	$(864,092)	$34,868,571	$11,422,524

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Years Ended December 31, 2016, 2015 and 2014

	TNHC	NB
	Meridian	Residences,
	Investors LLC	LLC	Total

Balance at December 31, 2013	$16,003,799	$29,721,342	$45,725,141
Contributions	350,000	5,150,000	5,500,000
Distributions	(999,880)	(2,000,120)	(3,000,000)
Net income	3,885,517	7,537,007	11,422,524
Balance at December 31, 2014	19,239,436	40,408,229	59,647,665
Distributions	(31,300,860)	(54,699,140)	(86,000,000)
Net income	16,319,542	18,549,029	34,868,571
Balance at December 31, 2015	4,258,118	4,258,118	8,516,236
Distributions	(2,972,973)	(3,027,027)	(6,000,000)
Net loss	(459,073)	(405,019)	(864,092)
Balance at December 31, 2016	$826,072	$826,072	$1,652,144

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
Operating activities
Net (loss) income	$(864,092)	$34,868,571	$11,422,524
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Net changes in operating assets and liabilities:
Real estate inventories	3,650,099	74,758,196	(29,589,343)
Other assets	44,139	1,235,895	463,461
Accounts payable	(4,506,675)	(3,509,984)	4,511,432
Accrued expenses and other liabilities	(252,886)	1,861,912	1,202,321
Due to affiliate	(46,217)	(119,644)	152,309
Net cash (used in) provided by operating activities	(1,975,632)	109,094,946	(11,837,296)

Financing activities
Restricted cash	500,000	—	—
Proceeds from issuance of note payable to member	—	—	4,268,291
Repayment of note payable to member	—	(4,268,291)	—
Proceeds from issuance of note payable	—	35,961,943	13,054,838
Repayment of note payable	—	(53,692,886)	—
Members’ capital contributions	—	—	5,500,000
Members’ capital distributions	(6,000,000)	(86,000,000)	(3,000,000)
Net cash (used in) provided by financing activities	(5,500,000)	(107,999,234)	19,823,129

Net (decrease) increase in cash	(7,475,632)	1,095,712	7,985,833
Cash at beginning of year	12,021,389	10,925,677	2,939,844
Cash at end of year	$4,545,757	$12,021,389	$10,925,677

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements

December 31, 2016, 2015 and 2014
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
Pursuant to the operating agreement, the preferred return on First Priority Capital, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Second Priority Capital, as defined, for both Members is 12% per annum, compounded monthly. During 2015, the First Priority Capital, Second Priority Capital and all preferred returns associated were returned to the partners, as such, no additional preferred return distributions are expected as of December 31, 2015 and 2016.
The following is a summary of the preferred returns for the Members as of December 31, 2016:

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
Restricted Cash

Restricted cash of $0 and $500,000 as of December 31, 2016 and 2015 served as collateral for a letter of credit for certain performance bonds. As of December 31, 2016, the collateral requirement was no longer in place.
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
Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, Property, Plant and Equipment ("ASC 360"). ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
As of December 31, 2016 and 2015, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon the undiscounted future cash flows of the underlying Project.
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
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes ("ASC 740"). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a non-public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2018, and at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues.  Although we are still evaluating the accounting for marketing costs under the new standard, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our financial statements of certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Currently, these selling and marketing costs are capitalized to real estate inventories and amortized to cost of sales as homes are delivered.  Under the new guidance, some of these costs may need to be expensed immediately.  We are continuing to evaluate the impact the adoption may have on other aspects of our business and on our financial statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 for the annual period ended December 31, 2016 resulted in no material effect on the Company's financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-16 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance is not expected to have a material impact on the Company's financial statements.

2. Real Estate Inventories
Real estate inventories consisted of the following:

	December 31
	2016	2015

Construction in progress	$—	$3,650,099

Construction in progress consists primarily of construction costs for homes and common area facilities, which are in various stages of development.

The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31
	2016	2015	2014
Interest included in beginning real estate inventories	$49,241	$576,695	$12,251
Interest incurred and capitalized	—	1,037,939	1,313,753
Interest amortized to cost of sales	(49,241)	(1,565,393)	(749,309)
Interest included in ending real estate inventories	$—	$49,241	$576,695

3. Other Assets

Other assets consisted of the following:

	December 31
	2016	2015
Capitalized selling and marketing costs	$—	$44,139

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31
	2016	2015

Completion reserve	$685,992	$813,038
Accrued expenses	17,500	—
Warranty reserve	2,120,106	2,263,446
	$2,823,598	$3,076,484

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
Changes in the Company’s warranty liability are as follows:

	Year Ended December 31
	2016	2015	2014
Beginning warranty liability	$2,263,446	$601,002	$—
Warranty provision	52,500	1,756,030	602,432
Warranty payments	(195,840)	(93,586)	(1,430)
Ending warranty liability	$2,120,106	$2,263,446	$601,002

5. Due to Affiliates and Related Party Transactions

Amounts due to affiliates consisted of the following:

	December 31
	2016	2015
Accrued payroll	$3,063	$49,280

During the years ended December 31, 2016, 2015 and 2014, TNHC incurred construction-related costs on the Company’s behalf totaling $354,183, $2,120,294, and $1,274,951, respectively. The Company capitalized $263,434, $877,762, and $543,376 of these amounts to real estate inventories for the years ended December 31, 2016, 2015 and 2014 and charged the remaining $90,749, $1,242,532 and $731,575, respectively, to selling and marketing expenses incurred from affiliates in the accompanying statements of operations. As of December 31, 2016 and 2015, $3,063 and $49,280, respectively, was due to TNHC and is reflected in the accompanying balance sheets as due to affiliates.
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

During the years ended December 31, 2016, 2015 and 2014, TNHC earned $0, $1,445,000, and $1,248,000, respectively, and NB Residences earned $0, $482,000, and $415,800, respectively, in monthly overhead fees, which have been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. During the years ended December 31, 2016, 2015, and 2014, TNHC earned $79,166, $2,626,046, and $902,378, respectively, and NB Residences earned $26,396, $875,358, and $300,793, respectively, in overhead fees earned from homes sold, which have also been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. As of December 31, 2016 and 2015, no amounts were outstanding for such fees.
6. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. At December 31, 2016 and 2015, the Company had $0 and $5,157,470, respectively, in performance bonds outstanding with various cities, governmental entities, and others. The estimated remaining costs to complete such improvements was $0 and $4,935,627, respectively. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

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
7. Subsequent Events
The Company has evaluated subsequent events through February 22, 2017, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
LR8 Investors, LLC

We have audited the accompanying consolidated financial statements of LR8 Investors, LLC, which comprise the related consolidated statements of operations, members’ capital, and cash flows for the year ended December 31, 2014, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 27, 2015

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Balance Sheets
(Unaudited)

	June 1	December 31
	2016	2015
Assets
Cash	$2,009,317	$2,305,705
Other assets	137,602	137,858
Total assets	$2,146,919	$2,443,563

Liabilities and members' capital
Accounts payable	$15,550	$19,601
Accrued expenses and other liabilities	509,675	2,218,271
	525,225	2,237,872

Commitments and contingencies (Note 5)

Members' capital	1,621,694	205,691
Total liabilities and members' capital	$2,146,919	$2,443,563

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Operations

	Period Ended	Year Ended December 31
	June 1, 2016	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Home sales	$—	$—	$12,246,011
Design studio option sales	—	—	1,935,856
	—	—	14,181,867
Cost of sales:
Home sales	(1,744,680)	(22,943)	7,705,283
Design studio option sales	—	—	1,526,821
	(1,744,680)	(22,943)	9,232,104

Gross profit	1,744,680	22,943	4,949,763

Selling and marketing expenses	—	1,199	372,179
Selling and marketing expenses incurred from affiliates	—	—	189,768
Guaranty fee to affiliates	—	—	18,927
Overhead fees to affiliates	—	—	229,321
Legal expenses	—	336,960	534,415
Net income (loss)	$1,744,680	$(315,216)	$3,605,153

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Members' Capital

Period Ended June 1, 2016 (Unaudited) and
Years Ended December 31, 2015 (Unaudited) and 2014

	The New Home
	Company
	Southern	MFCI8 LR,
	California LLC	LLC	Total

Balance at December 31, 2013	$1,207,935	$3,613,768	$4,821,703
Distributions	(1,677,190)	(4,708,759)	(6,385,949)
Net income	1,081,546	2,523,607	3,605,153
Balance at December 31, 2014	612,291	1,428,616	2,040,907
Distributions	(456,000)	(1,064,000)	(1,520,000)
Net loss	(94,565)	(220,651)	(315,216)
Balance at December 31, 2015 (Unaudited)	61,726	143,965	205,691
Distributions	(98,603)	(230,074)	(328,677)
Net income	523,404	1,221,276	1,744,680
Balance at June 1, 2016 (Unaudited)	$486,527	$1,135,167	$1,621,694

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

	Period Ended	Year Ended December 31
	June 1, 2016	2015	2014
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$1,744,680	$(315,216)	$3,605,153
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Net changes in operating assets and liabilities:
Real estate inventories	—	—	6,098,142
Other assets	256	67,255	686,037
Accounts payable	(4,051)	(1,547)	(1,412,515)
Due to affiliates	—	(18,795)	(256,916)
Accrued expenses and other liabilities	(1,708,596)	(217,724)	33,932
Net cash (used in) provided by operating activities	32,289	(486,027)	8,753,833

Financing activities
Cash collateral on notes payable	—	—	752,032
Repayments of notes payable	—	—	(3,150,326)
Members' capital distributions	(328,677)	(1,520,000)	(6,385,949)
Net cash used in financing activities	(328,677)	(1,520,000)	(8,784,243)

Net decrease in cash	(296,388)	(2,006,027)	(30,410)
Cash at beginning of period	2,305,705	4,311,732	4,342,142
Cash at end of period	$2,009,317	$2,305,705	$4,311,732

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

LR8 Investors, LLC
(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements
For the period ended June 1, 2016 (Unaudited)
and the years ended December 31, 2015 (Unaudited) and 2014
1. Organization and Summary of Significant Accounting Policies
LR8 Investors, LLC, a Delaware limited liability company (the “Company”), was formed with an effective date of September 22, 2010. The Company was capitalized through cash contributions by The New Home Company Southern California LLC (“TNHC”) and MFCI8 LR, LLC (“Westbrook”) (collectively, the “Members”). On December 22, 2010, the Company, through a wholly owned subsidiary, acquired approximately 51 acres of land located in Irvine, California for the development and sale of 169 homes in a community known as Lambert Ranch (the “Project”). As of December 31, 2014, all homes had been sold and closed.
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
Effective May 31, 2016, the Members entered into an agreement to redeem Westbrook’s ownership interest in the Company for a nominal amount. On June 1, 2016, the Company made final distributions to the Members. Upon the change in control, TNHC acquired the remaining assets, liabilities and equity of the Company, including Westbrook’s ending basis of $1.1 million.

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
Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes reported by the Company are the obligation of the Members.
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes (ASC 740). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax period ended June 1, 2016 and the tax years ended December 31, 2015, and 2014.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public and non-public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017 and December 15, 2018, respectively, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  The guidance is not expected to have a material impact on the Company's financial statements.
In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 for the annual period ended December 31, 2016 resulted in no material effect on the Company's financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-16 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance is not expected to have a material impact on the Company's financial statements.

2. Other Assets
Other assets consisted of the following:

	June 1	December 31
	2016	2015
	(Unaudited)

Cash collateral - performance bonds	$137,602	$137,858

3. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 1	December 31
	2016	2015
	(Unaudited)
Warranty reserve	$468,675	$2,110,358
Completion reserve	—	86,913
Other accrued expenses	41,000	21,000
	$509,675	$2,218,271

The Company offers warranties on its homes that generally cover various defects in workmanship, materials, or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. The Company assessed the adequacy of its warranty reserve as of June 1, 2016 and reduced the amount recorded by $1.6 million. This change in estimate primarily related to the absence of any significant claims following the second anniversary of the project’s final deliveries and the exoneration of a significant amount of improvement bonds during the second quarter of 2016. The Company’s warranty reserve is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.
The completion reserve includes project costs for completed work on homes that have closed but invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.
Changes in the Company’s warranty reserve are as follows:

	June 1	December 31
	2016	2015	2014
	(Unaudited)	(Unaudited)
Beginning warranty reserve	$2,110,358	$2,175,003	$2,190,108
Warranty provision	—	—	141,825
Warranty adjustment	(1,621,694)	—	—
Warranty payments	(19,989)	(64,645)	(156,930)
Ending warranty reserve	$468,675	$2,110,358	$2,175,003

4. Due to Affiliates and Related Party Transactions

During the period ended June 1, 2016 and the years ended December 31, 2015 and 2014, TNHC incurred construction-related costs on the Company’s behalf of $0, $42,000 and $788,760 respectively. The Company capitalized $0, $42,000 and $588,992 of these amounts to real estate inventories and charged the remaining $0, $0 and $189,768 to selling and marketing expenses incurred from affiliates in the accompanying consolidated statements of operations. As of June 1, 2016 and December 31, 2015, no construction-related costs were included in due to affiliates in the accompanying consolidated balance sheets.

During the period ended June 1, 2016 and the years ended December 31, 2015 and 2014, the Company incurred $0, $0 and $30,000, respectively, in project coordination fees due to Sunbrook Partners, LLC, an affiliate of Westbrook. The Company capitalized these amounts to real estate inventories. As of June 1, 2016, no amounts remained outstanding.

5. Commitments and Contingencies

The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.

The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of June 1, 2016 and December 31, 2015, the Company had $15,200 and $1,497,694, respectively, in performance bonds outstanding with various cities, governmental entities, and others.

6. Subsequent Events

The Company has evaluated subsequent events through February 22, 2017, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
Larkspur Land 8 Investors, LLC

We have audited the accompanying consolidated financial statements of Larkspur Land 8 Investors, LLC, which comprise the related consolidated statements of operations, members’ capital, and cash flows for the year ended December 31, 2014, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 27, 2015

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Balance Sheets (Unaudited)

	December 31
	2016	2015

Assets
Cash	$2,028,273	$2,982,780
Due from affiliate (Note 5)	—	2,021
Other assets	85,743	61,067
Total assets	$2,114,016	$3,045,868

Liabilities and members’ capital
Accounts payable	$—	$230,723
Accrued expenses and other liabilities	965,017	1,666,536
	965,017	1,897,259
Commitments and Contingencies (Note 6)

Members’ capital	1,148,999	1,148,609
Total liabilities and members’ capital	$2,114,016	$3,045,868

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Operations

	Year Ended December 31
	2016	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Home sales	$—	$42,436,069	$66,048,338
Design studio option sales	—	4,183,262	4,632,357
	—	46,619,331	70,680,695
Cost of sales:
Cost of home sales	—	33,205,364	51,419,309
Cost of design studio option sales	—	2,757,082	3,252,694
	—	35,962,446	54,672,003

Gross profit	—	10,656,885	16,008,692

Selling and marketing expenses	(390)	944,526	2,138,341
Selling and marketing expenses incurred from affiliates	—	435,961	931,950
Overhead fees to affiliates	—	296,240	601,344
Net income	$390	$8,980,158	$12,337,057

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Members' Capital

Years Ended December 31, 2016 (Unaudited), 2015 (Unaudited) and 2014

	The New Home
	Company	MFCI8
	Northern	Larkspur
	California LLC	Land, LLC	Total

Balance at December 31, 2013	$3,443,139	$30,988,255	$34,431,394
Contributions	50,000	450,000	500,000
Distributions	(2,430,000)	(21,870,000)	(24,300,000)
Net income	1,233,706	11,103,351	12,337,057
Balance at December 31, 2014	2,296,845	20,671,606	22,968,451
Distributions	(3,080,000)	(27,720,000)	(30,800,000)
Net income	898,017	8,082,141	8,980,158
Balance at December 31, 2015 (Unaudited)	114,862	1,033,747	1,148,609
Net income	39	351	390
Balance at December 31, 2016 (Unaudited)	$114,901	$1,034,098	$1,148,999

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
	(Unaudited)	(Unaudited)
Operating activities
Net income	$390	$8,980,158	$12,337,057
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Real estate inventories	—	28,162,395	24,304,483
Due from affiliate	2,021	(2,021)	—
Other assets	(24,676)	2,011,346	466,378
Accounts payable	(230,723)	(3,018,935)	1,265,883
Due to affiliate	—	(254,282)	253,146
Accrued expenses and other liabilities	(701,519)	920,784	740,805
Net cash (used in) provided by operating activities	(954,507)	36,799,445	39,367,752

Financing activities
Cash collateral on notes payable	—	4,251,585	(2,591,510)
Proceeds from issuance of note payable	—	3,331,822	31,831,975
Repayment of secured notes	—	(14,672,540)	(41,590,698)
Members' capital contributions	—	—	500,000
Members' capital distributions	—	(30,800,000)	(24,300,000)
Net cash used in financing activities	—	(37,889,133)	(36,150,233)

Net (decrease) increase in cash	(954,507)	(1,089,688)	3,217,519
Cash at beginning of period	2,982,780	4,072,468	854,949
Cash at end of period	$2,028,273	$2,982,780	$4,072,468

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

Larkspur Land 8 Investors, LLC
(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
As of December 31, 2016, the members of Investors (individually, the “Member”, and collectively, the “Members”) and their respective percentage interests are as follows:

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
Principles of Consolidation
The consolidated financial statements include the accounts of Larkspur Land 8 Investors, LLC and its wholly owned and controlled subsidiary. The accounting policies of the subsidiary are substantially the same as those of Investors. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, Property, Plant and Equipment ("ASC 360"). ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes ("ASC 740"). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ended December 31, 2016, 2015 and 2014.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a non-public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2018, and at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues.  Although we are still evaluating the accounting for marketing costs under the new standard, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Currently, these selling and marketing costs are capitalized to real estate inventories and amortized to cost of sales as homes are delivered.  Under the new guidance, some of these costs may need to be expensed immediately.  We are continuing to evaluate the impact the adoption may have on other aspects of our business and on our consolidated financial statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 for the annual period ended December 31, 2016 resulted in no material effect on the Company's financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18").  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  The guidance is not expected to have a material impact on the Company's financial statements.

2. Real Estate Inventories
The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31
	2016	2015	2014
	(Unaudited)	(Unaudited)
Interest included in beginning real estate inventories	$—	$799,302	$822,438
Interest incurred and capitalized	—	196,343	1,315,541
Interest amortized to cost of sales	—	(995,645)	(1,338,677)
Interest included in ending real estate inventories	$—	$—	$799,302

3. Other Assets

Other assets consisted of the following:

	December 31
	2016	2015
	(Unaudited)
Cash collateral - performance bonds	$61,067	$61,067
Reimbursements due from trade partners	24,676	—
	$85,743	$61,067

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31
	2016	2015
	(Unaudited)
Warranty reserve	$398,170	$644,817
Completion reserve	566,847	1,021,719
	$965,017	$1,666,536
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
The completion reserve includes project costs for homes that have closed, but for which invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts, as necessary.
Changes in the Company’s warranty reserve are as follows:

	Year Ended December 31
	2016	2015	2014
	(Unaudited)	(Unaudited)
Beginning warranty liability	$644,818	$676,946	$—
Warranty provision	—	466,357	707,268
Warranty payments	(246,648)	(498,485)	(30,322)
Ending warranty liability	$398,170	$644,818	$676,946

5. Due From Affiliates and Related Party Transactions

As of December 31, 2016 and 2015, $0 and $2,021, respectively, was due from an affiliate related to payroll reimbursements.
During the years ended December 31, 2016, 2015 and 2014, TNHC incurred construction-related costs on the Company’s behalf of $63,264, $883,625 and $1,820,028, respectively. The Company has recorded $63,264, $447,664 and $888,078 of these amounts to completion reserve and charged the remaining $0, $435,961 and $931,950 to selling and marketing expenses incurred from affiliates in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, $0 and $2,021 is included in due from affiliates in the accompanying consolidated balance sheets.
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

During the years ended December 31, 2016, 2015 and 2014, the Company incurred $0, $296,240 and $601,344, respectively in overhead fees payable to TNHC, which have been recorded by the Company as overhead fees to affiliates in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, no amounts were due to TNHC for such fees.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred $0, 80,000, and $120,000, respectively, in project coordination fees due to an affiliate of MFCI8. The Company has capitalized these amounts to real estate inventories. At December 31, 2016 and 2015, no amounts were due to this affiliate.

6. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.

The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31, 2016 and 2015, the Company had $70,320 and $406,840, respectively, in performance bonds outstanding with various cities, governmental entities, and others. The estimated remaining costs to complete of such improvements was

$70,320 and $396,840. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

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

7. Subsequent Events

The Company has evaluated subsequent events through February 22, 2017, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
TNHC-HW Foster City LLC

We have audited the accompanying financial statements of TNHC-HW Foster City LLC, which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of operations, members’ capital, and cash flows for the three year period ended December 31, 2016, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC-HW Foster City LLC at December 31, 2016 and 2015, and the results of its operations and its cash flows for the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 22, 2017

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2016	2015

Assets
Cash	$5,569,181	$8,076,087
Restricted cash	700,415	1,717,726
Due from affiliates (Note 3)	15,289	—
Real estate inventories	—	4,900,884
Other assets	813,937	12,022
Total assets	$7,098,822	$14,706,719

Liabilities and members’ capital
Accounts payable	$1,636,169	$3,356,352
Accrued expenses and other liabilities	526,000	100
Due to affiliates (Note 3)	—	7,024
Deferred revenue	907,784	11,233,363
	3,069,953	14,596,839

Commitments and contingencies (Note 6)

Members’ capital	4,028,869	109,880
Total liabilities and members’ capital	$7,098,822	$14,706,719

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Operations

	Year Ended December 31
	2016	2015	2014

Land sales	$26,071,784	$13,779,791	$46,887,846
Cost of land sales	20,780,666	11,822,338	34,858,177
Gross profit	5,291,118	1,957,453	12,029,669

Selling and marketing expenses	245,782	12,681	607,020
Overhead fees to affiliates (Note 3)	626,347	647,300	1,968,000
Net income	$4,418,989	$1,297,472	$9,454,649

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Years Ended December 31, 2016, 2015 and 2014

	TNHC Land	HWFC
	Company LLC	Project, LLC	Total

Balance at December 31, 2013	$1,982,380	$1,982,379	$3,964,759
Contributions	4,403,200	9,989,800	14,393,000
Distributions	(9,466,507)	(15,533,493)	(25,000,000)
Net income	4,387,853	5,066,796	9,454,649
Balance at December 31, 2014	1,306,926	1,505,482	2,812,408
Distributions	(1,858,800)	(2,141,200)	(4,000,000)
Net income	602,936	694,536	1,297,472
Balance at December 31, 2015	51,062	58,818	109,880
Distributions	(215,867)	(284,133)	(500,000)
Net income	2,036,646	2,382,343	4,418,989
Balance at December 31, 2016	$1,871,841	$2,157,028	$4,028,869

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
Operating activities
Net income	$4,418,989	$1,297,472	$9,454,649
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Net changes in operating assets and liabilities:
Restricted cash	1,017,311	1,091,605	(2,809,331)
Due from affiliates	(15,289)	—	—
Other assets	(801,915)	12,673	107,305
Real estate inventories	4,900,884	3,140,927	(4,323,900)
Accounts payable	(1,720,183)	2,437,536	788,141
Accrued expenses and other liabilities	525,900	(1,199,999)	1,200,099
Due to affiliates	(7,024)	(1,473,426)	1,476,028
Deferred revenue	(10,325,579)	(5,364,791)	16,598,154
Net cash (used in) provided by operating activities	(2,006,906)	(58,003)	22,491,145

Financing activities
Members' capital contributions	—	—	14,393,000
Members' capital distributions	(500,000)	(4,000,000)	(25,000,000)
Net cash used in financing activities	(500,000)	(4,000,000)	(10,607,000)

Net (decrease) increase in cash	(2,506,906)	(4,058,003)	11,884,145
Cash at beginning of year	8,076,087	12,134,090	249,945
Cash at end of year	$5,569,181	$8,076,087	$12,134,090

Supplemental disclosures of noncash transactions
Purchase of real estate with note payable to land seller	$—	$—	$21,000,000

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

TNHC-HW Foster City LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2016, 2015 and 2014

1. Organization and Summary of Significant Accounting Policies
TNHC-HW Foster City LLC, a Delaware limited liability company (the “Company”), was formed with an effective date of July 2, 2013. The Company was capitalized through cash and asset contributions by TNHC Land Company LLC (“TNHC”) and HWFC Project, LLC (“Hillwood”) (collectively referred to herein as the "Members"). On October 3, 2014, the Company purchased approximately 15 acres of land located in Foster City, California for the development and sale of lots planned for 200 residential dwellings, 221 assisted and independent living apartments, a retail space, and a public use space, in a site known as Foster Square (the "Project").
Subject to the operating agreement, distributions of net cash flow to the Members shall be in the following order of priority (taking into account, as applicable, each Member's then existing preferred return amount and contribution account balances, and subject to any other applicable provisions of the operating agreement):

1)	To the Members in proportion to their respective accrued and unpaid First Priority Preference Amount, as defined; then

2)	To the Members in proportion to their respective Undistributed First Priority Capital Amount; as defined; then

3)	To the Members in proportion to their respective accrued and unpaid Second Priority Preference Amount, as defined; then

4)	To the Members in proportion to their respective Undistributed Second Priority Capital Amount, as defined; then

5)	To the Members in proportion to their respective Percentage Interests (TNHC 46.47% and Hillwood 53.53%).

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

Pursuant to the operating agreement, the preferred return on First Priority Capital, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Second Priority Capital, as defined, for both Members is 12% per annum, compounded monthly. As the payment for the preferred return is not guaranteed, it is not currently accrued on the financial statements. As of December 31, 2016, no contributions had been made that qualify as a First Priority Capital Amount, as defined.
The following is a summary of the preferred returns for the Members as of December 31, 2016:

	TNHC	Hillwood	Total

Cumulative First Priority preferred return	$—	$—	$—
Cumulative First Priority preferred distributions	—	—	—
Cumulative Second Priority preferred return	561,978	715,212	1,277,190
Cumulative Second Priority preferred distributions	(561,978)	(715,212)	(1,277,190)
Remaining undistributed preferred return	$—	$—	$—

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
Use of Estimates
The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of commitments and contingencies. Actual results could differ materially from those estimates.
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
Restricted Cash
Restricted cash of $700,415 and $1,717,726 as of December 31, 2016 and 2015, respectively, includes $700,415 and $700,209 that serves as collateral for a letter of credit for certain performance bonds and $0 and $1,017,517 that serves as collateral for the construction costs related to a portion of the Project sold to a third party in December 2014. See discussion of post-closing development activities, as described in more detail in Note 1 under the caption entitled "Revenue Recognition."
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
Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"). ASC 360 requires that real estate assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
As of December 31, 2016 and 2015, the Company determined that the carrying amounts of its real estate inventories were not impaired based upon the undiscounted future cash flows of the underlying Project.
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
During the year ended December 31, 2016, the Company sold land from the Project to a third party buyer for a total of $7,982,205. During the year ended December 31, 2015 the Company sold land from the Project to a third party buyer for a total of $8,415,000. During the year ended December 31, 2014, the Company sold land from the Project to two third party buyers for a total of $71,250,000. Under the terms of these contracts, the Company is obligated to perform certain development activities after the close of escrow, including grading of property, installation of utilities, and backbone improvements, and improvement plans and permits. Due to this continuing involvement, the Company has recognized the land sale under the percentage-of-completion method, whereby revenue is recognized in proportion to total costs incurred divided by total costs expected to be incurred. As of December 31, 2016 and 2015, the Company had deferred revenue of $907,784 and $11,233,363, including $200,377 and $4,342,334 of profit, respectively. The Company will recognize these amounts as development progresses.
Income Taxes
As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.
The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes ("ASC 740"). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company's evaluation was performed for the tax years ended December 31, 2016 and 2015 and 2014.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a non-public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2018, and at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our land sale revenues.  Although we are still evaluating the accounting for marketing costs under the new standard, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our financial statements of certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Currently, these selling and marketing costs are capitalized to real estate inventories and amortized to cost of sales as homes are delivered.  Under the new guidance, some of these costs may need to be expensed immediately.  We are continuing to evaluate the impact the adoption may have on other aspects of our business and on our financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18").  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  The guidance is not expected to have a material impact on the Company's financial statements.

2. Real Estate Inventories
Real estate inventories consisted of the following:

	December 31
	2016	2015

Land and land under development	$—	$4,900,884

The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31
	2016	2015

Interest included in beginning real estate inventories	$1,976	$39,901
Interest incurred and capitalized	—	—
Interest amortized to cost of sales	(1,976)	(37,925)
Interest included in ending real estate inventories	$—	$1,976

In October 2014 the Company acquired real estate with a purchase price of $30,000,000. Concurrent with the acquisition, it entered into a $21,000,000 note with the land seller, secured by the underlying real estate, which bore interest at 5% per annum. The note and all outstanding interest was repaid in full on December 15, 2014.

3. Due From/To Affiliates and Related Party Transactions
As of December 31, 2016 and 2015, $15,289 and $0, respectively was due from affiliates related to payroll reimbursements.
During the years ended December 31, 2016, 2015 and 2014, TNHC incurred construction-related costs on the Company's behalf of $392,287, $138,405, and $353,090 respectively. The Company capitalized these amounts in real estate inventories for all periods. As of December 31, 2016 and 2015, $0 and $7,024, respectively, was due to TNHC and is reflected in the accompanying balance sheets as due to affiliates.
Pursuant to the operating agreement, TNHC and Hillwood shall receive an overhead fee from the Company in an amount equal to 3.0% and 1.0%, respectively, of the Project's gross sales revenue. This amount will be paid as follows:

1)
1.5% of the projected gross sales revenue of the Project to TNHC and 0.5% of the projected gross sales revenue of the Project to Hillwood, payable in equal monthly installments on or about the first day of each month over the projected life of the project, beginning July 1, 2013;

2)
1.5% of the gross sales price of all or any portion of the Project site to TNHC and 0.5% of the gross sales price of all or any portion of the Project site to Hillwood, payable upon the first day of the month following closing of the sale.

During the years ended December 31, 2016, 2015 and 2014, TNHC earned $351,214, $359,000 and $406,000 in monthly overhead fees and Hillwood earned $115,490, $120,000 and $137,000 in monthly overhead fees, respectively, which have been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. During the years ended December 31, 2016, 2015, and 2014, TNHC earned $119,733, $126,225 and $1,068,750 and Hillwood earned $39,910, $42,075 and $356,250, respectively, in overhead fees from lots closed, which have also been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. As of December 31, 2016 and 2015, all monthly fees and overhead fees earned from lots closed were paid in full.

4. Other Assets
Other assets consisted of the following:

	December 31
	2016	2015

Escrow receivable from land sale	$813,937	$—
Capitalized selling and marketing costs	—	12,022
	$813,937	$12,022

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31
	2016	2015

Completion reserve	$508,000	$—
Accrued expenses	18,000	100
	$526,000	$100

6. Commitments and Contingencies

The Company's commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. In the opinion of management, there are no material loss contingencies.
The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. As of December 31 , 2016 and 2015, the Company had $5,680,620 in performance bonds outstanding with various cities, governmental entities, and others. The estimated remaining costs to complete such improvements was $482,331 and $3,539,130, respectively. In the unlikely event that any such performance bond issued by a third party is called because the required improvements are not complete, the Company could be obligated to reimburse the issuer of the bond.
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
7. Subsequent Events
The Company has evaluated subsequent events through February 22, 2017, the date the financial statements were available for issuance.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of The New Home Company Inc. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

3.2	State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on From 8-K filed on August 1, 2016)

3.3	Amended and Restated Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 1, 2016)

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

10.8†
Employment Agreement, dated May 29, 2015, between The New Home Company Inc. and John Stephens (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.9†
Form of Indemnification Agreement between The New Home Company Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.10†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.10(a)†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.10(b)*†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.11*†	The New Home Company Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.12
Amended and Restated Credit Agreement, dated May 10, 2016, among The New Home Company Inc., U.S. Bank National Association d/b/a Housing Capital Company, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 11, 2016)

10.13+	Agreement of Limited Partnership of Arantine Hills Holdings LP (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.14†	The New Home Company Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2016)ϔ

10.15†
The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2016)

21.1*	List of subsidiaries of The New Home Company Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Auditors, Ernst & Young LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 22, 2017

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 22, 2017

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated February 22, 2017

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated February 22, 2017

101*
The following materials from The New Home Company Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Audited Consolidated Financial Statements.

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
Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Lawrence Webb	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 22, 2017
H. Lawrence Webb

/s/ John M. Stephens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2017
John M. Stephens

/s/ Sam Bakhshandehpour	Director	February 22, 2017
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	February 22, 2017
Michael Berchtold

	Director	February 22, 2017
David Berman

/s/ Paul Heeschen	Director	February 22, 2017
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	February 22, 2017
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	February 22, 2017
Cathey S. Lowe

/s/ Douglas C. Neff	Director	February 22, 2017
Douglas C. Neff

/s/ Wayne Stelmar	Director	February 22, 2017
Wayne Stelmar

/s/ Nadine Watt	Director	February 22, 2017
Nadine Watt

/s/ William A. Witte	Director	February 22, 2017
William A. Witte