Form 10-Q
period 2017-03-31
New Home Co Inc.
filed 2017-04-27
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of April 24, 2017: 20,863,399

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Assets
Cash and cash equivalents	$110,113	$30,496
Restricted cash	209	585
Contracts and accounts receivable	25,682	27,833
Due from affiliates	456	1,138
Real estate inventories	321,994	286,928
Investment in and advances to unconsolidated joint ventures	54,204	50,857
Other assets	25,107	21,299
Total assets	$537,765	$419,136

Liabilities and equity
Accounts payable	$38,082	$33,094
Accrued expenses and other liabilities	12,439	23,418
Unsecured revolving credit facility	—	118,000
Senior notes, net	241,738	—
Total liabilities	292,259	174,512
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,863,399 and 20,712,166, shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	209	207
Additional paid-in capital	197,205	197,161
Retained earnings	48,001	47,155
Total stockholders' equity	245,415	244,523
Noncontrolling interest in subsidiary	91	101
Total equity	245,506	244,624
Total liabilities and equity	$537,765	$419,136
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$69,406	$42,303
Fee building, including management fees from unconsolidated joint ventures of $1,214 and $2,175, respectively	55,617	42,937
	125,023	85,240
Cost of Sales:
Home sales	60,065	36,670
Fee building	53,926	40,914
	113,991	77,584

Gross Margin:
Home sales	9,341	5,633
Fee building	1,691	2,023
	11,032	7,656

Selling and marketing expenses	(5,001)	(3,476)
General and administrative expenses	(5,090)	(5,175)
Equity in net income (loss) of unconsolidated joint ventures	306	(7)
Other income (expense), net	113	(109)
Income (loss) before income taxes	1,360	(1,111)
(Provision) benefit for income taxes	(524)	242
Net income (loss)	836	(869)
Net loss attributable to noncontrolling interest	10	55
Net income (loss) attributable to The New Home Company Inc.	$846	$(814)

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)
Weighted average shares outstanding:
Basic	20,767,464	20,599,014
Diluted	20,899,263	20,599,014
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$101	$244,624
Net income (loss)				846	846	(10)	836
Stock-based compensation expense			611		611		611
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	(53,613)		(565)		(565)		(565)
Shares issued through stock plans	204,846	2	(2)		—		—
Balance at March 31, 2017	20,863,399	$209	$197,205	$48,001	$245,415	$91	$245,506

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Operating activities:
Net income (loss)	$836	$(869)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(54)	(27)
Amortization of equity based compensation	611	985
Excess income tax provision from stock-based compensation	—	97
Distributions of earnings from unconsolidated joint ventures	1,588	—
Equity in net (income) loss of unconsolidated joint ventures	(306)	7
Deferred profit from unconsolidated joint ventures	148	312
Depreciation	123	125
Abandoned project costs	34	149
Net changes in operating assets and liabilities:
Restricted cash	376	138
Contracts and accounts receivable	2,151	5,875
Due from affiliates	799	53
Real estate inventories	(36,077)	(98,712)
Other assets	(3,669)	(3,616)
Accounts payable	4,988	5,470
Accrued expenses and other liabilities	(10,979)	(10,723)
Due to affiliates	—	(30)
Net cash used in operating activities	(39,431)	(100,766)
Investing activities:
Purchases of property and equipment	(50)	(174)
Contributions and advances to unconsolidated joint ventures	(3,796)	(4,327)
Distributions of capital from unconsolidated joint ventures	24	3,531
Net cash used in investing activities	(3,822)	(970)
Financing activities:
Borrowings from credit facility	72,000	115,000
Repayments of credit facility	(190,000)	—
Proceeds from senior notes	247,402	—
Borrowings from other notes payable	—	339
Repayments of other notes payable	—	(14,822)
Payment of debt issuance costs	(5,967)	—
Minimum tax withholding paid on behalf of employees for stock awards	(565)	(630)
Excess income tax provision from stock-based compensation	—	(97)
Net cash provided by financing activities	122,870	99,790
Net increase (decrease) in cash and cash equivalents	79,617	(1,946)
Cash and cash equivalents – beginning of period	30,496	45,874
Cash and cash equivalents – end of period	$110,113	$43,928
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The accompanying unaudited condensed financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain items in the prior year condensed consolidated statement of cash flows related to capitalized selling and marketing expenses have been reclassified to conform with current year presentation. Effective July 1, 2016, capitalized selling and marketing costs were reclassified to other assets from real estate inventories. Prior year periods have been reclassified to conform.

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

Restricted Cash

Restricted cash of $0.2 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs. Pre-acquisition costs, including non-refundable land deposits, are expensed to other income (expense), net if we determine continuation of the prospective project is not probable.

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

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

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

If real estate assets are considered impaired, the impairment adjustments are calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate projects using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs
(including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest (“ASC 835”). Interest capitalized as a cost component of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2017 and 2016, one customer comprised 98% and 95% of fee building revenue, respectively. The balance of the fee building revenues represented management fees earned from unconsolidated joint ventures. As of March 31, 2017 and December 31, 2016, one customer comprised 81% and 87% of contracts and accounts receivable, respectively.

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

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders' interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships of limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each our our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•
Participating rights - provide the noncontrolling equity holders the ability to direct significant financial and operational decision made in the ordinary course of business that most significantly influence the entity's economic performance.

•	Kick-out rights - allow the noncontrolling equity holders to remove the general partner or managing member without cause.

If we conclude that any of the three characteristics of a VIE are met, including if equity holders lack the characteristics of a controlling financial interest because they lack both substantive participating rights and substantive kick-out rights, we conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

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

As of March 31, 2017 and December 31, 2016, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of March 31, 2017 and December 31, 2016, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three months ended March 31, 2017 and 2016, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized to other assets in the accompanying condensed consolidated balance sheets if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs include, but are not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. All other selling and marketing costs, such as commissions and advertising, are expensed in the period incurred and included in selling and marketing expense in the accompanying condensed consolidated statements of operations.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, no allowance was recorded related to contracts and accounts receivable.

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

On June 26, 2015, the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. On February 16, 2017, the Company entered into an agreement that transitioned Wayne Stelmar's role within the Company from Chief Investment Officer to a non-employee consultant and non-employee director. Per the agreements, Mr. Davis' and Mr. Stelmar's outstanding equity awards will continue to vest in accordance with their original terms. Under ASC 505-50, if an employee becomes a non-employee and continues to vest in an award pursuant to the award's original terms, that award will be treated as an award to a non-employee prospectively, provided the individual is required to continue providing services to the employer (such as consulting services). Based on the terms and conditions of both Mr. Davis' and Mr. Stelmar's consulting agreements noted above, we account for their share-based awards in accordance with ASC 505-50.

ASC 505-50 requires that these awards be accounted for prospectively, such that the fair value of the awards will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Davis or Mr. Stelmar have been completed. ASC 505-50 requires that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee. Mr. Davis' outstanding awards fully vested during January 2017 and were fully expensed.

Beginning January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 had no effect on beginning retained earnings or any other components of equity or net assets. The Company has elected to apply the amendments in ASC 2016-09 related to the presentation of excess income tax provisions on the statement of cash flows using a prospective

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transition method resulting in no adjustment to the classification of the prior year excess income tax provision from stock-based compensation in the accompanying condensed consolidated statement of cash flows.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. As a public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017, and at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. Although we are still evaluating the accounting for marketing costs under the new standard, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Currently, these selling and marketing costs are capitalized to other assets and amortized to selling and marketing expenses as homes are delivered. Under the new guidance, some of these costs may need to be expensed immediately. We are continuing to evaluate the impact the adoption may have on other aspects of our business and on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets (referred to as “lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. This guidance is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted.  We do not expect the adoption of ASU 2016-15 to have a material effect on our consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-16 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The adoption of ASU 2017-01 is not expected to have a material effect on the Company’s consolidated financial statements.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Computation of Earnings (Loss) Per Share
The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$846	$(814)

Denominator:
Basic weighted-average shares outstanding	20,767,464	20,599,014
Effect of dilutive shares:
Stock options and unvested restricted stock units	131,799	—
Diluted weighted-average shares outstanding	20,899,263	20,599,014

Basic earnings (loss) per share attributable to The New Home Company Inc.	$0.04	$(0.04)
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$0.04	$(0.04)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	846,018	1,214,427

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$53,926	$178,103
Estimated earnings	1,691	8,404
	55,617	186,507
Less: amounts collected during the period	(34,730)	(162,203)
Contracts receivable	$20,887	$24,304

Contracts receivable:
Billed	$—	$—
Unbilled	20,887	24,304
	20,887	24,304
Accounts receivable:
Escrow receivables	4,795	3,385
Other receivables	—	144
Contracts and accounts receivable	$25,682	$27,833
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of March 31, 2017 and December 31, 2016 are expected to be billed and collected within

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

30 days. Accounts payable at March 31, 2017 and December 31, 2016 includes $18.9 million and $22.8 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Deposits and pre-acquisition costs	$42,492	$38,723
Land held and land under development	87,078	98,596
Homes completed or under construction	150,141	93,628
Model homes	42,283	55,981
	$321,994	$286,928

All of our deposits and pre-acquisition costs are non-refundable, except for refundable deposits of $0.4 million and $4.1 million as of March 31, 2017 and December 31, 2016, respectively.
Land held and land under development includes costs incurred during site development such as land, development, indirects, and permits. Homes completed or under construction and model homes (except for capitalized selling and marketing costs, which are classified in other assets) include all costs associated with home construction, including land, development, indirects, permits, materials and labor.
In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist. For the three months ended March 31, 2017 and 2016, 26 and 19 projects, respectively, were subject to periodic impairment review, and the Company recognized no real estate-related impairments for either period.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close. For the three months ended March 31, 2017 and 2016 interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Interest incurred	$2,036	$1,281
Interest capitalized to inventory	(1,872)	(1,281)
Interest capitalized to investments in unconsolidated joint ventures	(164)	—
Interest expensed	$—	$—

Capitalized interest in beginning inventory	$6,342	$4,190
Interest capitalized as a cost of inventory	1,872	1,281
Previously capitalized interest included in cost of sales	(1,551)	(648)
Capitalized interest in ending inventory	6,663	4,823

Capitalized interest in beginning investment in unconsolidated joint ventures	—	—
Interest capitalized to investments in unconsolidated joint ventures	164	—
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	—	—
Capitalized interest in ending investments in unconsolidated joint ventures	164	—
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$6,827	$4,823

Capitalized interest as a percentage of inventory	2.1%	1.5%
Interest included in cost of sales as a percentage of home sales revenue	2.2%	1.5%

Capitalized interest as a percentage of investments in and advances to unconsolidated joint ventures	0.3%	—%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Investments in and Advances to Unconsolidated Joint Ventures

As of March 31, 2017 and December 31, 2016, the Company had ownership interests in 13 unconsolidated joint ventures with ownership percentages that generally range from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Cash and cash equivalents	$41,314	$33,683
Restricted cash	6,072	8,374
Real estate inventories	403,651	386,487
Other assets	2,079	1,664
Total assets	$453,116	$430,208

Accounts payable and accrued liabilities	$33,275	$28,706
Notes payable	108,829	97,664
Total liabilities	142,104	126,370
The New Home Company's equity	48,090	46,857
Other partners' equity	262,922	256,981
Total equity	311,012	303,838
Total liabilities and equity	$453,116	$430,208
Debt-to-capitalization ratio	25.9%	24.3%
Debt-to-equity ratio	35.0%	32.1%

As of March 31, 2017 and December 31, 2016, the Company had advances outstanding of approximately $6.0 million and $4.0 million, respectively, to these unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances relate to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bears interest at 10% per annum and matures on October 31, 2017, with the right to extend to October 31, 2018.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Revenues	$26,620	$41,957
Cost of sales and expenses	27,484	39,816
Net income (loss) of unconsolidated joint ventures	$(864)	$2,141
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$306	$(7)

For the three months ended March 31, 2017 and 2016, the Company earned $1.2 million, and $2.2 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 11 to the unaudited condensed consolidated financial statements.

6.    Other Assets
Other assets consist of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Capitalized selling and marketing costs(1)	$12,639	$10,101
Deferred tax asset, net	8,488	8,434
Property and equipment, net of accumulated depreciation	784	857
Prepaid income taxes	375	—
Prepaid expenses	2,821	1,907
	$25,107	$21,299

(1)    The Company amortized $1.1 million and $0.8 million of capitalized selling and marketing project costs to selling and marketing expenses during the three months ended March 31, 2017 and 2016, respectively.

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Warranty accrual	$5,001	$4,931
Accrued compensation and benefits	2,979	6,786
Accrued interest	1,036	648
Completion reserve	493	1,355
Income taxes payable	—	7,147
Deferred profit from unconsolidated joint ventures	809	957
Other accrued expenses	2,121	1,594
	$12,439	$23,418

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$4,608	$3,846
Warranty provision for homebuilding projects	271	312
Warranty payments for homebuilding projects	(201)	(101)
Ending warranty accrual for homebuilding projects	4,678	4,057

Beginning warranty accrual for fee building projects	323	335
Warranty provision for fee building projects	—	—
Warranty efforts for fee building projects	—	(3)
Ending warranty accrual for fee building projects	323	332
Total ending warranty accrual	$5,001	$4,389

8.    Senior Notes and Unsecured Revolving Credit Facility
Notes payable consisted of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$241,738	$—
Senior unsecured revolving credit facility	—	118,000
Total Notes Payable	$241,738	$118,000

The carrying amount of our senior notes listed above is net of the unamortized discount of $2.6 million and $5.7 million of debt issuance costs that are amortized to interest costs over the respective terms of the notes.

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. Net proceeds from the offering were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder to be used for general corporate purposes. Interest on the Notes will be paid semiannually in arrears on April 1 and October 1, commencing October 1, 2017. The Notes will mature on April 1, 2022.

The Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. These senior notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15,000,000. The Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's wholly owned subsidiaries.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group with a total commitment of $260 million and an accordion feature that allows borrowings thereunder to be increased up to an aggregate of $350 million, subject to certain conditions, including the availability of bank commitments, and a maturity date of April 30, 2019. As of March 31, 2017, we had no outstanding borrowings under the credit facility. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2017, the interest rate under the Credit Facility was 3.73%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of March 31, 2017, the Company was in compliance with all financial covenants.

9.    Fair Value Disclosures
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's senior notes measured on a recurring basis. The estimated value is based on Level 2 inputs, which primarily reflect estimated prices for our Notes obtained from outside pricing sources.

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$241,738	$251,875	$—	$—

(1) The carrying value for the Senior Notes, as presented, is net of the unamortized discount of $2.6 million and $5.7 million of debt issuance costs. The unamortized discount and debt issuance costs are not factored into the estimated fair value.
The Company determined that the fair value estimate of its unsecured revolving credit facility is classified as Level 3 within the fair value hierarchy. The Company had no outstanding balance on the revolving credit facility at March 31, 2017, and the estimated fair value of the outstanding revolving credit facility balance at December 31, 2016 approximated the carrying value due to the short-term nature of LIBOR contracts.
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
In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. As of March 31, 2017 and December 31, 2016, the Company did not have any accruals for asserted or unasserted matters.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2017 and December 31, 2016, $60.7 million and $56.0 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $9.4 million and $8.6 million, respectively, as of March 31, 2017 and December 31, 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $43.6 million and $44.0 million, respectively. The estimated remaining costs to complete of such improvements as of March 31, 2017 and December 31, 2016 were $13.5 million and $15.7 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of March 31, 2017, our affiliated unconsolidated joint ventures had $1.8 million in outstanding letters of credit issued under this facility.

11.    Related Party Transactions
During the three months ended March 31, 2017 and 2016, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.3 million and $2.7 million, respectively. As of March 31, 2017 and December 31, 2016, $0.1 million and $0.2 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2017 and 2016, the Company earned $1.2 million and $2.2 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying condensed consolidated statements of operations. As of March 31,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2017 and December 31, 2016, $0.1 million and $0.6 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. As of March 31, 2017, the Company's investment in these two unconsolidated joint ventures totaled $11.3 million.
TL Fab LP, an affiliate of Paul Heeschen, one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three months ended March 31, 2017 and 2016, the Company incurred $0.1 million and $0.1 million, respectively, for these services. The Company's unconsolidated joint ventures incurred $0.3 million and $0.2 million, respectively, for these services. Of these costs, $101,000 and $33,000 was due to TL Fab LP from the Company at March 31, 2017 and December 31, 2016, respectively, and $161,000 and $14,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at March 31, 2017 and December 31, 2016, respectively.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At March 31, 2017 and December 31, 2016, $0.5 million and $0.6 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures. In addition, at March 31, 2017 and December 31, 2016, $0.8 million and $0.7 million, respectively, of deferred gain from lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with one of its unconsolidated joint ventures, TNHC-HW Cannery LLC ("TNHC-HW Cannery"), requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the three months ended March 31, 2017, the Company was refunded $0.2 million from TNHC-HW Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation, and as of March 31, 2017, no profit participation was due to TNHC-HW Cannery. Also per the purchase agreement, the Company is due $0.1 million in fee credits from TNHC-HW Cannery LLC at March 31, 2017 which is included in due from affiliates in the accompanying condensed consolidated balance sheets. As of December 31, 2016, $0.2 million of profit participation overpayments and $0.1 million in fee credits was due to the Company from TNHC-HW Cannery and included in due from affiliates in the accompanying consolidated balance sheets.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the three months ended March 31, 2017 and 2016, $34,000 and $0, respectively, of the previously deferred revenue was recognized as equity in net income (loss) of unconsolidated joint ventures, and at March 31, 2017 $0.3 million remained unrecognized and included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
As of March 31, 2017 and December 31, 2016, the Company had advances outstanding of approximately $6.0 million and $4.0 million, respectively, to an unconsolidated joint venture, Encore McKinley Village. The note bears interest at 10% per annum and matures on October 31, 2017, with the right to extend to October 31, 2018. For the three months ended March 31,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2017, the Company earned $0.1 million in interest income on the unsecured promissory note which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, $0.2 million and $44,000 of interest income was due to the Company and included in due from affiliates in the accompanying condensed consolidated balance sheets.
On February 17, 2017 (the "Transition Date"), the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement also provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar will be compensated $16,800 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award will continue to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At March 31, 2017, $16,800 in fees was due Mr. Stelmar for his consulting services.

12.    Stock-Based Compensation
The Company's 2014 Long-Term Incentive Plan (the “2014 Incentive Plan”), was adopted by our board of directors in January 2014. The 2014 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units and performance awards. The 2014 Incentive Plan will automatically expire on the tenth anniversary of its effective date.
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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards under the 2016 Incentive Plan. As of March 31, 2017, 18,599 shares remain available for grant under the 2014 Incentive Plan and 506,777 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option and restricted stock unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.
A summary of the Company’s common stock option activity as of and for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017		2016
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Stock Option Activity
Outstanding, beginning of period	835,786	$11.00	840,298	$11.00
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(2,112)	$11.00
Outstanding, end of period	835,786	$11.00	838,186	$11.00
Exercisable, end of period	835,786	$11.00	44,442	$11.00
A summary of the Company’s restricted stock unit activity as of and for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017		2016
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	474,989	$10.66	308,386	$14.20
Granted	293,223	$10.67	409,509	$10.05
Vested	(204,846)	$10.60	(226,516)	$14.15
Forfeited	(3,102)	$11.11	(3,980)	$13.68
Outstanding, end of period	560,264	$10.68	487,399	$10.74
The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Expense related to:
Stock options	$11	$262
Restricted stock units	600	723
	$611	$985
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant. At March 31, 2017, the amount of unearned stock-based compensation currently estimated to be expensed through 2020 is $5.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.4 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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
For the three months ended March 31, 2017 and 2016, the Company recorded a provision for income taxes of $0.5 million and a benefit for income taxes of $0.2 million, respectively. The effective tax rate for the three months ended March 31, 2017 and 2016 differs from the 35% federal statutory tax rate due to state income taxes partially offset by the tax benefit of production activities during the 2017 and 2016 first quarters.
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
Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes. Our fee building operations build homes and manage construction related activities on behalf of third-party property owners and our joint ventures. In addition, our Corporate operations develop and implement strategic initiatives and support our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources. A portion of the expenses incurred by Corporate are allocated to the fee building segment primarily based on its respective percentage of revenues. The assets of our fee building segment primarily consist of cash, restricted cash and accounts receivable. The majority of our Corporate personnel and resources are primarily dedicated to activities relating to our homebuilding segment, and, therefore, the balance of any unallocated Corporate expenses and assets are included in our homebuilding segment.

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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Revenues:
Homebuilding	$69,406	$42,303
Fee building, including management fees	55,617	42,937
Total	$125,023	$85,240

Income (loss) before income taxes:
Homebuilding	$(331)	$(3,134)
Fee building, including management fees	1,691	2,023
Total	$1,360	$(1,111)

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Homebuilding	$516,046	$393,095
Fee building	21,719	26,041
Total	$537,765	$419,136

15.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,100	$8,000
Supplemental disclosures of non-cash transactions
Assets assumed from unconsolidated joint ventures	$—	$46,675
Liabilities and equity assumed from unconsolidated joint ventures	$—	$46,675
Contribution of real estate to unconsolidated joint ventures	$1,013	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	Risks related to our business, including among other things:

◦	our geographic concentration primarily in California;

◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions;

◦	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

◦	shortages of or increased prices for labor, land or raw materials used in housing construction;

◦	the illiquid nature of real estate investments

◦	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

◦	the degree and nature of our competition;

◦	a large proportion of our fee building revenue being dependent upon one customer;

◦	delays in land development or home construction resulting from adverse weather conditions, regulatory approval delays, or other events outside our control;

◦	product liability and warranty claims, including the cost and availability of insurance;

◦	information systems interruption or breach in security;

•	Risks related to laws and regulations, including among other things:

◦	changes in, or the failure or inability to comply with, governmental laws and regulations; including environmental laws and regulations;

◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;

◦	the timing of receipt of regulatory approvals and the opening of projects;

◦	the impact of recent accounting standards;

•	Risks related to financing and indebtedness, including among other things:

◦	Volatility and uncertainty in the credit markets and broader financial markets;

◦	our liquidity and availability, terms and deployment of capital;

◦	issues concerning our joint venture partnerships, in which we have less than a controlling interest;

◦
our leverage, interest expense, debt service obligations and restrictive covenants related to our operations in our current or future financing arrangements, including under our unsecured credit facility and our senior notes;

•	Risks related to our structure and ownership of our common stock, including among other things:

◦	availability of qualified personnel and our ability to retain our key personnel;

◦	Our status as an emerging growth company with a limited operating history;

◦	the price of our common stock is subject to volatility and our trading volume is relatively low;

◦	our senior notes rank senior to our common stock upon bankruptcy or liquidation.

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including adjusted homebuilding gross margin, adjusted homebuilding gross margin percentage, the ratio of net debt-to-capital, Adjusted EBITDA, Adjusted EBITDA margin percentage and the ratio of Adjusted EBITDA to total interest incurred.  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage and the ratio of Adjusted EBITDA to total interest incurred to net income (loss) under GAAP please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Information." For a reconciliation adjusted homebuilding gross margin and adjusted homebuilding gross margin percentage to homebuilding gross margin under GAAP please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of net debt-to-capital to debt-to-capital under GAAP please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Selected Financial Information

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Revenues:
Home sales	$69,406	$42,303
Fee building, including management fees from unconsolidated joint ventures of $1,214 and $2,175, respectively	55,617	42,937
	125,023	85,240
Cost of Sales:
Home sales	60,065	36,670
Fee building	53,926	40,914
	113,991	77,584
Gross Margin:
Home sales	9,341	5,633
Fee building	1,691	2,023
	11,032	7,656

Home sales gross margin percentage	13.5%	13.3%
Fee building gross margin percentage	3.0%	4.7%

Selling and marketing expenses	(5,001)	(3,476)
General and administrative expenses	(5,090)	(5,175)
Equity in net income (loss) of unconsolidated joint ventures	306	(7)
Other income (expense), net	113	(109)
Income (loss) before income taxes	1,360	(1,111)
(Provision) benefit for income taxes	(524)	242
Net income (loss)	836	(869)
Net loss attributable to noncontrolling interest	10	55
Net income (loss) attributable to The New Home Company Inc.	$846	$(814)

Interest incurred	$2,036	$1,281
Adjusted EBITDA(1)	$4,961	$803
Adjusted EBITDA margin percentage	4.0%	0.9%

	LTM(2) Ended March 31,
	2017	2016
Interest incurred	$8,239	$5,125
Adjusted EBITDA(1)	$47,302	$37,907
Adjusted EBITDA margin percentage	6.4%	9.2%
Ratio of Adjusted EBITDA to total interest incurred	5.7x	7.4x

(1)
Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position and level of impairments. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income (loss), calculated and presented in accordance with GAAP, to Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred.

	Three Months Ended March 31,		LTM(2) Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income (loss)	$836	$(869)	$22,631	$15,964
Add:
Interest amortized to cost of sales and other expense	1,551	648	6,234	2,885
Provision (benefit) for income taxes	524	(242)	13,790	9,406
Depreciation and amortization	123	125	509	485
Amortization of equity-based compensation	611	985	3,097	4,615
Cash distributions of income from unconsolidated joint ventures	1,588	—	5,330	15,775
Non-cash impairments and abandonments	34	149	3,965	669
Less:
Gain from notes payable principal reduction	—	—	(250)	—
(Income) loss from unconsolidated joint ventures	(306)	7	(8,004)	(11,892)
Adjusted EBITDA	$4,961	$803	$47,302	$37,907
Total Revenue	$125,023	$85,240	$734,239	$412,474
Adjusted EBITDA margin percentage	4.0%	0.9%	6.4%	9.2%
Interest incurred	$2,036	$1,281	$8,239	$5,125
Ratio of Adjusted EBITDA to total interest incurred			5.7x	7.4x

(2)	"LTM" indicates amounts for the trailing 12 months.

Overview

The Company had a solid start to 2017 and continued to make progress in growing its wholly owned operations. Both revenues and profits for the 2017 first quarter were ahead of our expectations and the prior year levels. Our consolidated revenues were up 47% year-over-year to $125 million, while our home sales and fee building revenue was up 64% and 30%, respectively. In addition, our selling, general and administrative (“SG&A”) expense ratio (as a percentage of home sales revenue) was down 600 basis points as a result of stronger operating leverage and higher home sales revenue. These year-over-year improvements resulted in net income of $0.8 million, $0.04 per diluted share, for the 2017 first quarter versus a net loss of $0.8 million, or ($0.04) per diluted share, in the prior year period.
Our wholly owned community count at the end of the quarter was up 40% over the prior year period, and we experienced substantially stronger buyer demand during the quarter with net new orders up 125% over the 2016 first quarter. This improved order activity was broad-based, both in terms of geography and price point, with our monthly sales absorption rate up 56% to 2.8 sales per community as compared to 1.8 in the prior year period. As a result of this solid order demand, the dollar value of our backlog was up 34% to $313.9 million, the highest quarter end backlog value in the Company’s history.
Our average selling price of closed homes was $1.3 million, which represented a 15% decrease from the prior year period. We expect 2017 to be a transition year as the Company continues to diversify its product portfolio to include more affordably priced options to complement its existing home offerings and to address a deeper pool of buyers. More specifically, the Company anticipates opening 12 new communities during the year, seven of which are projected to be priced below $750,000.
The Company also made significant progress during the quarter in improving its financial position and liquidity by issuing $250 million of senior unsecured notes due 2022 in a private placement. The Company ended the quarter with $110.1 million in cash and cash equivalents, no debt outstanding under its $260 million unsecured revolving credit facility, a debt-to-capital ratio of 49.6%, and a net debt-to-capital ratio of 34.9%*. At the same time, the Company grew its wholly owned lot count by 12% to 1,670 lots, of which 62% were controlled through option contracts.

We believe the strong start to the year positions us well to achieve our full year financial goals for 2017, and we continue to be focused on attractive land-constrained submarkets where employment to permit ratios are high and where we believe we can create long-term value for our shareholders.
*Net debt-to-capital ratio is a non-GAAP measure. For a reconciliation to the appropriate GAAP measure, please see "Liquidity and Capital Resources - Debt-to-Capital Ratios."
Results of Operations

Net New Home Orders

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	Amount	%
	(Dollars in thousands)
Net new home orders
Southern California	56	27	29	107%
Northern California	70	29	41	141%
Total net new home orders	126	56	70	125%

Selling communities at end of period
Southern California	7	5	2	40%
Northern California	7	5	2	40%
Total selling communities	14	10	4	40%

Monthly sales absorption rate per community	2.8	1.8	1.0	56%
Cancellation rate	7%	20%	(13)%	N/A

Net new home orders for the three months ended March 31, 2017 increased 125% as compared to the same period in 2016 primarily due to an increase in the monthly absorption rate and the number of selling communities. Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period. In particular, Northern California experienced broad based demand over multiple communities during the 2017 first quarter as compared to the prior year period, which resulted in a monthly sales absorption rate of 3.3 sales per community versus 1.7 per month in the year ago period.  Southern California also experienced improved absorption pace at 2.3 sales per community per month during the 2017 first quarter, which represented a 30% year-over-year increase.

The Company experienced a fairly modest cancellation rate of 7% in the first quarter of 2017, substantially down from a cancellation rate of 20% during the same period in 2016. We believe our cancellation rate is one of the lower rates in the industry due to many factors, including the high level of personalized options that our homebuyers select, which we believe creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles.

Backlog

	As of March 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	82	$267,141	$3,258	70	$200,848	$2,869	17%	33%	14%
Northern California	69	46,792	678	34	33,112	974	103%	41%	(30)%
Total	151	$313,933	$2,079	104	$233,960	$2,250	45%	34%	(8)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The dollar value of backlog was up 34% year-over-year to $313.9 million primarily due to a 45% increase in the number of homes in backlog. The increase in the number of homes in backlog as of March 31, 2017 compared to the prior year period was the result of increased net new home orders from an increased number of selling communities and higher monthly sales absorption rates. The higher dollar value in Southern California backlog as compared to Northern California was due to higher-priced communities in the Newport Coast area of Southern California where we have two coastal luxury communities where average prices of homes in backlog range from $4.3 million to $7.4 million.

Lots Owned and Controlled

	March 31,		Increase/(Decrease)
	2017	2016	Amount	%
Lots Owned
Southern California	354	202	152	75%
Northern California	280	272	8	3%
Total	634	474	160	34%
Lots Controlled (1)
Southern California	635	635	—	—%
Northern California	253	379	(126)	(33)%
Arizona	148	—	148	—%
Total	1,036	1,014	22	2%
Total Lots Owned and Controlled - Wholly Owned	1,670	1,488	182	12%
Fee Building (2)	817	1,227	(410)	(33)%
Total Lots Owned and Controlled	2,487	2,715	(228)	(8)%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Consistent with our focus to grow our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 12% year-over-year to 1,670 lots, 62% of which were controlled through option contracts.

The decrease in fee building lots at March 31, 2017 compared to the prior year period was attributable to delivering 559 homes during the last twelve months ended March 31, 2017, coupled with not being awarded any new fee building contracts from our largest customer during such period. However, in April 2017, the Company was awarded five new fee building neighborhoods totaling 587 lots from its largest customer.

Home Sales Revenue and New Homes Delivered

	Three Months Ended March 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	22	$43,923	$1,997	11	$29,308	$2,664	100%	50%	(25)%
Northern California	32	25,483	796	17	12,995	764	88%	96%	4%
Total	54	$69,406	$1,285	28	$42,303	$1,511	93%	64%	(15)%

New home deliveries increased 93% during the three months ended March 31, 2017 compared to the same period in 2016. The increase in deliveries was the result of a higher number of homes in beginning backlog and an increase in the number of net new home orders generated during the period. For the three months ended March 31, 2017, home sales revenue increased 64% compared to the same period in 2016, primarily due to an increase in the number of homes delivered, offset partially by a 15% decline in the average sales price per delivery for the 2017 first quarter. The year-over-year decrease in average sales price in Southern California related to a mix shift with over half of the first quarter 2017 home deliveries coming from communities with average sales prices of approximately $1.2 million.
Homebuilding Gross Margin
Homebuilding gross margin percentage for the three months ended March 31, 2017 was 13.5% compared to 13.3% for the same period in 2016. The year-over-year change in gross margin percentage was primarily due to a change in the mix of homes delivered including the favorable impact of higher-margin communities located in Newport Coast, CA.
Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage for the three months ended March 31, 2017 was 15.7% compared to 14.8% for the same period in 2016. Adjusted homebuilding gross margin percentage is a non-GAAP financial measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended March 31,
	2017	%	2016	%
	(Dollars in thousands)
Home sales revenue	$69,406	100.0%	$42,303	100.0%
Cost of home sales	60,065	86.5%	36,670	86.7%
Homebuilding gross margin	9,341	13.5%	5,633	13.3%
Add: Interest in cost of home sales	1,551	2.2%	648	1.5%
Adjusted homebuilding gross margin(1)	$10,892	15.7%	$6,281	14.8%

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

Fee Building

	Three Months Ended March 31,
	2017	%	2016	%
	(Dollars in thousands)
Fee building revenues	$55,617	100.0%	$42,937	100.0%
Cost of fee building	53,926	97.0%	40,914	95.3%
Fee building gross margin	$1,691	3.0%	$2,023	4.7%
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
For the three months ended March 31, 2017, fee building revenues increased 30% from the prior year period primarily due to an increase in fee building activity resulting from a higher number of homes under construction during the period. The increase in number of homes under construction was due to an increased number of homes under construction at the beginning of the period with fewer homes completed and delivered during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Included in fee building revenues for the three months ended periods were (i) $54.4 million and $40.8 million of billings to land owners for 2017 and 2016, respectively, and (ii) $1.2 million and $2.2 million of management fees from our unconsolidated joint ventures for 2017 and 2016, respectively. The decrease in management fees from JVs was primarily the result of fewer deliveries and lower home sales revenue from JV communities, which is consistent with the Company’s strategic shift to emphasize wholly owned operations.
Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2017 and 2016, one customer comprised 98%, and 95% of fee building revenue, respectively.
For the three months ended March 31, 2017, cost of fee building increased due to the increase in fee building revenues, compared to the same period during 2016. The amount of G&A expenses included in cost of fee building was $2.3 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. Fee building gross margin percentage decreased to 3.0% from 4.7% for the three months ended March 31, 2017 as compared to the prior year period. The decrease in gross margin percentage was largely due to a decrease in management fees received from joint ventures.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue

	2017	2016	2017	2016
	(Dollars in thousands)
Selling and marketing expenses	$5,001	$3,476	7.2%	8.2%
General and administrative expenses (“G&A”)	5,090	5,175	7.3%	12.2%
Total selling, marketing and G&A (“SG&A”)	$10,091	$8,651	14.5%	20.5%
SG&A expenses for the three months ended March 31, 2017 were up year-over-year as a result of higher selling and marketing expenses due to a 64% increase in homebuilding revenues and a 40% increase in wholly owned community count at March 31, 2017. However, our SG&A operating leverage improved significantly resulting in a 600 basis point reduction in our SG&A expense ratio for the 2017 first quarter. The improvement was largely attributable to the increase in home sales revenue, which was driven by a significant increase in new home deliveries and stronger G&A leverage.
Equity in Net Income (Loss) of Unconsolidated Joint Ventures
As of March 31, 2017 and 2016, we had ownership interests in 13 unconsolidated joint ventures. We own interests in our unconsolidated joint ventures that generally range from 5% to 35%. These interests vary among our different unconsolidated joint ventures.
The Company's share of joint venture income for the three months ended March 31, 2017 was $306,000 as compared to a $7,000 loss in the same period in 2016. The higher income allocation in 2017 resulted from an increase in interest income earned from our advances to the unconsolidated joint ventures, as well as the timing and waterfall of income allocations of various joint ventures.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended March 31,
			Increase/(Decrease)
	2017	2016	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures
Net new home orders	39	46	(7)	(15)%
New homes delivered	32	45	(13)	(29)%
Average sales price of homes delivered	$786	$849	$(63)	(7)%

Home sales revenue	$25,146	$38,201	$(13,055)	(34)%
Land sales revenue	1,474	3,756	(2,282)	(61)%
Total revenue	$26,620	$41,957	$(15,337)	(37)%
Net income (loss)	$(864)	$2,141	$(3,005)	(140)%

Selling communities at end of period	9	6	3	50%
Backlog (dollar value)	$63,982	$94,707	$(30,725)	(32)%
Backlog (homes)	69	101	(32)	(32)%
Average sales price of backlog	$927	$938	$(11)	(1)%

Homebuilding lots owned and controlled	553	667	(114)	(17)%
Land development lots owned and controlled	2,415	2,575	(160)	(6)%
Total lots owned and controlled	2,968	3,242	(274)	(8)%

Provision (Benefit) for Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded a provision for income taxes of $0.5 million and a benefit for income taxes of $0.2 million, respectively. The effective tax rate for the three months ended March 31, 2017 and 2016 differs from the 35% federal statutory tax rate due state income taxes, partially offset by the tax benefit of production activities during the 2017 and 2016 first quarters.
Liquidity and Capital Resources
Overview
Our principal sources of capital for the three months ended March 31, 2017 were proceeds from the sale of our senior notes due 2022, cash generated from home sales activities, advances from our unsecured revolving credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the three months ended March 31, 2017 were land purchases, land development, home construction, repayments on our revolving credit facility, contributions and advances to our unconsolidated joint ventures, operating expenses and the payment of routine liabilities.
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
We exercise strict controls and believe we have a prudent strategy for companywide cash management, including those related to cash outlays for land and inventory acquisition, development and investments in and advances to unconsolidated joint ventures. We ended the first quarter of 2017 with $110.1 million of cash and cash equivalents, a $79.6 million increase from

December 31, 2016, primarily as a result of the sale of our senior notes due 2022. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of March 31, 2017 and December 31, 2016, we had $18.9 million and $22.8 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $20.9 million and $24.3 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of March 31, 2017, we had outstanding borrowings of $250 million in aggregate principal related to our senior notes. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limits the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt and mortgage financing, and other public, private or bank debt, or common and preferred equity. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $349.7 million as of March 31, 2017.
Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. Net proceeds from the offering were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder to be used for general corporate purposes. Interest on the Notes will be paid semiannually in arrears on April 1 and October 1, commencing October 1, 2017. The Notes will mature on April 1, 2022.

The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the indenture for the Notes. Exceptions to the additional indebtedness limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15,000,000.

	March 31, 2017
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred	6.0	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	0.99	< 2.25 : 1.0
As of March 31, 2017, we were able to satisfy both the leverage condition and the interest coverage condition. The foregoing conditions are further defined and described in the indenture for the Notes.

Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group with total commitments of $260 million and an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $350 million, subject to certain conditions, including the availability of bank commitments, and a maturity date of April 30, 2019. A portion of the net proceeds from the sale of our senior notes was used to repay the outstanding balance of the Credit Facility, and as of March 31, 2017 the balance was zero. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2017, the interest rate under the facility was 3.73%.
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those summarized in the table below, and as described and defined further in the Credit Facility:

	March 31, 2017
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets	$110,113	$8,239
EBITDA to Interest Incurred	6.0	> 1.5 : 1.0
Tangible Net Worth	$245,415	$176,341
Leverage Ratio	36%	< 65%
Adjusted Leverage Ratio (1)	35%	< 50%

(1)    Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity.
As of March 31, 2017, we were in compliance with all financial covenants under our Credit Facility.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Total debt, net	$241,738	$118,000
Equity, exclusive of noncontrolling interest	245,415	244,523
Total capital	$487,153	$362,523
Ratio of debt-to-capital (1)	49.6%	32.5%

Total debt, net	$241,738	$118,000
Less: cash, cash equivalents and restricted cash	110,322	31,081
Net debt	131,416	86,919
Equity, exclusive of noncontrolling interest	245,415	244,523
Total capital	$376,831	$331,442
Ratio of net debt-to-capital (2)	34.9%	26.2%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by the sum of total debt plus equity, exclusive of noncontrolling interest.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is total debt, net less cash to the extent necessary to reduce the debt balance to zero) by total capital, exclusive of noncontrolling interest. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows — Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $39.4 million for the three months ended March 31, 2017 versus $100.8 million for the three months ended March 31, 2016. The year-over-year change was primarily a result of a net decrease in cash outflows for real estate inventories of $36.1 million in the 2017 period compared to $98.7 million in the 2016 period. The 2016 first quarter included the purchase of $98.6 million in land as compared to $50.4 million for the 2017 first quarter. While the Company continues to make significant investments in real estate inventories, cash outflows for real estate inventories were offset in the 2017 first quarter by increased home deliveries as compared to the prior year period and a greater utilization of rolling option takedowns.

•
Net cash used in investing activities was $3.8 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, our net contributions and advances to unconsolidated joint ventures were $3.8 million compared to $0.8 million during the three months ended March 31, 2016 and was the primary reason net cash used in investing activities increased. The reduction in distributions from unconsolidated joint ventures primarily related to the reduction in revenues, new home deliveries, and the completion of certain joint venture communities.

•
Net cash provided by financing activities was $122.9 million for the three months ended March 31, 2017 versus $99.8 million for the three months ended March 31, 2016. The increase was primarily due to an increase in net borrowings, in particular the sale of our Senior Notes due 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of March 31, 2017, we had $40.3 million of non-refundable and $0.4 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $418.4 million (net of deposits). These cash deposits are included as a component of our real estate inventories on the consolidated balance sheets.

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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value (“LTV”) maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2017 and December 31, 2016, $60.7 million and $56.0 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $9.4 million and $8.6 million, respectively, as of March 31, 2017 and December 31, 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from “bad boy acts” of the unconsolidated entity.

As of March 31, 2017, we held ownership interests in 13 unconsolidated joint ventures, nine of which related to homebuilding activities and four related to land development as noted below. We were a party to four loan-to-value maintenance agreements related to unconsolidated joint ventures as of March 31, 2017. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of March 31, 2017:

			March 31, 2017
	Year Formed	Location		Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(2)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
Larkspur Land 8 Investors, LLC (Rose Lane)	2011	Larkspur, CA	10%	$1,993	$—	$290	—%	N/A	—	—
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	12,616	—	9,460	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(3)	2012	Santa Clarita, CA	10%	1,834	—	808	—%	N/A	—	—
TNHC Newport LLC (Meridian)(3)	2013	Newport Beach, CA	12%	4,338	—	1,619	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	87,381	23,044	56,312	29%	Yes	—	316
TNHC Russell Ranch LLC (Russell Ranch)(3)(4)(5)	2013	Folsom, CA	35%	51,684	20,000	31,335	39%	No	11,890	870
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	4,286	—	1,617	—%	N/A	—	—
Calabasas Village LP (Avanti)(3)	2013	Calabasas, CA	10%	58,170	16,594	39,013	30%	Yes	50	50
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	14,583	—	9,788	—%	N/A	—	110
Arantine Hills Holdings LP (Bedford Ranch)(3)(5)	2014	Corona, CA	5%	109,047	—	107,187	—%	N/A	528	1,435
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	20%	45,597	23,261	20,875	53%	Yes	—	49
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	57,600	25,930	28,821	47%	Yes	—	66
DMB/TNHC LLC (Sterling at Silverleaf)	2016	Scottsdale, AZ	50%	3,987	—	3,887	—%	N/A	557	72
Total Unconsolidated Joint Ventures				$453,116	$108,829	$311,012	26%		$13,025	2,968

(1)
Scheduled maturities of the unconsolidated joint venture debt as of March 31, 2017 are as follows: $68.9 million matures in 2017, $19.1 matures in 2018 and $20.8 million matures in 2019. Projects at McKinley Village and Mountain Shadows have multiple debt instruments, some of which do not have LTV maintenance agreements.

(2)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of March 31, 2017. Actual contributions may differ materially.

(3)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(4)	The debt associated with this joint venture consists of a land seller note.

(5)	Land development joint venture.
As of March 31, 2017, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three months ended March 31, 2017.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new single-family home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and a higher level of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards
The portion of Note 1 to the accompanying notes to unaudited condensed consolidated financial statements under the heading "Recently Issued Accounting Standards" included in this quarterly report on Form 10-Q is incorporated herein by reference.

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
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.
In addition, on March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%.  The Notes represent fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow.  For a discussion regarding the fair value of the Notes, see Note 9, “Fair Value Disclosures” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.  Furthermore, we intend to register the Notes later this year pursuant to our obligations under a registration rights agreement entered into with Credit Suisse Securities (USA) LLC, acting as representative of the initial purchasers of the Notes.  If we fail to register the Notes by mid-November, 2017, as set forth in the registration rights agreement, we have agreed to pay additional interest to the holders of the effected Notes at a rate of 0.25% per annum for the first 90-day period immediately following the occurrence of such default, with such rate increasing by an additional 0.25% per annum with respect to each subsequent 90-day period until all such defaults have been cured, up to a maximum additional interest rate of 1.0% per annum.
We do not believe that the future market rate risks related to the above Notes will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating controls and procedures specified in the SEC's rules and forms, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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
Item 1A. Risk Factors

The following Risk Factors under the heading “Risks Related to Our Indebtedness” below amend and restate the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the headings “Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations; “Our current financing arrangements contain, and our future financing arrangements will likely contain, restrictive covenants relating to our operations”; and “Interest expense on debt we incur may limit our cash available to fund our growth strategies."
Risks Related to Our Indebtedness
Our level of indebtedness may adversely affect our financial condition and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the “Notes”), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. As of March 31, 2017, we had approximately $241.7 million in aggregate principal amount of debt outstanding. In addition, we have $260.0 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit and $260.0 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our revolving credit facility. Moreover, the terms of the indenture governing the Notes and our revolving credit facility permit us to incur additional debt, in each case, subject to certain restrictions. Incurring substantial debt subjects us to many risks that, if realized, would adversely affect us, including the risk that:

•
our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;

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

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, which would likely result in acceleration of the maturity of such debt;

•	we may be put at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.
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
Our current financing arrangements, including the Indenture governing the Notes, contain covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. These restrictions limit our ability to, among other things:

•	incur or guarantee additional indebtedness or issue certain equity interests;

•	pay dividends or distributions, repurchase equity or prepay subordinated debt;

•	make certain investments;

•	sell assets;

•	incur liens;

•	create certain restrictions on the ability of restricted subsidiaries to transfer assets;

•	enter into transactions with affiliates;

•	create unrestricted subsidiaries; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, our revolving credit facility contains a maximum leverage ratio of 65%, which, as defined in our credit agreement, is calculated on a net debt basis after a minimum liquidity threshold. Our leverage ratio as of March 31, 2017, as calculated under our revolving credit facility, was approximately 36%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under our revolving credit facility could have a material adverse effect on our operations and financial condition.
A breach of the covenants under the Indenture or any of the other agreements governing our indebtedness could result in an event of default under the Indenture or other such agreements.
A default under the Indenture governing the Notes or our revolving credit facility or other agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under our revolving credit facility. Furthermore, if we were unable to repay the amounts due and payable under any future secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our plans.
Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.
Rating agencies may elect in the future to downgrade our corporate credit rating or any rating of the notes due to deterioration in our homebuilding operations, credit metrics or other earnings-based metrics, as well as our leverage or a significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be downgraded or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of March 31, 2017, we had approximately $241.7 million in aggregate principal amount of debt outstanding. In addition, we have $260.0 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit and $260.0 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our senior unsecured revolving credit facility. As part of our financing strategy, in addition to our sale of the Notes, we may incur a significant amount of additional debt. Our revolving credit facility has, and any additional debt we subsequently incur may have, a floating rate of interest. Our Notes have a fixed rate of interest. We may incur fixed rate debt in the future that may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of a favorable return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
We may be unable to repurchase the Notes upon a change of control as required by the Indenture.
Upon the occurrence of certain specific kinds of change of control events, we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest thereon. In such circumstances, we cannot assure you that we would have sufficient funds available to repay all of our indebtedness that would become payable upon a change of control and to repurchase all of the notes. Our failure to purchase the notes would be a default under the Indenture.

We could incur additional interest expense if we are not able to register our $250 million aggregate principal amount of 7.25% Senior Notes due 2022 in a timely manner.
The Notes were sold on March 17, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933. We agreed to register the Notes under a registration rights agreement entered into with Credit Suisse Securities (USA) LLC, acting as representative of the initial purchasers of the Notes. If the Notes have not been registered within 240 days after March 17, 2017, the Company will incur additional interest expense in the amount of 0.25% per annum during the 90-day period immediately following the occurrence of any Registration Default. Additional interest expense shall increase by 0.25% per annum at the end of each subsequent 90-day period, up to a maximum additional interest rate of 1.0% per annum. As of March 31, 2017, the Notes have not yet been registered under the Securities Act, but the Company intends to file for registration later this year.
The following risk factor is added to the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risks Related to Laws and Regulations”
We may be unable to find and retain suitable contractors and subcontractors at reasonable rates.
The enactment of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction. In January 2017, a bill was introduced in the California State Assembly that may require developers and homebuilders of private residential projects to comply with the requirements for “public works” projects in the state, including the payment of  prevailing wages. Most of our business is conducted in California, and it is possible that depending upon how such bill is interpreted that the passage of this bill would materially increase our costs of development and construction, which could materially and adversely affect our financial condition and results of operations.  Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment and union organizing activity; (iv) changes in trends in labor force migration; and (v) increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our financial condition and results of operations.
Other than the items set forth above, there have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended March 31, 2017.

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

4.1
Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on January 24, 2014))

4.2
Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, Watt/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.3
Indenture, dated as of March 17, 2017, among the Company, the Guarantors and U.S. Bank National Association, as trustee, including form of 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017)

4.4	Form of 7.250% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 20, 2017)

10.1
Registration Rights Agreement, dated as of March 17, 2017, among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017)

10.2†*	Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and H. Lawrence Webb

10.3†*	Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and John Stephens

10.4†*	Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Thomas Redwitz

10.5†*	Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Leonard Miller

10.6†*	Consulting Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Wayne Stelmar

10.7†*	Second Amendment to Employment Agreement, dated March 23, 2017, by and between The New Home Company Inc. and Thomas Redwitz

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated April 27, 2017

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated April 27, 2017

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated April 27, 2017

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated April 27, 2017

101*
The following materials from The New Home Company Inc.’s Annual Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith
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
Date: April 27, 2017