Form 10-Q
period 2017-06-30
New Home Co Inc.
filed 2017-07-27
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of July 25, 2017: 20,875,666

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and cash equivalents	$153,959	$30,496
Restricted cash	88	585
Contracts and accounts receivable	18,321	27,833
Due from affiliates	2,062	1,138
Real estate inventories	365,400	286,928
Investment in and advances to unconsolidated joint ventures	55,864	50,857
Other assets	23,916	21,299
Total assets	$619,610	$419,136

Liabilities and equity
Accounts payable	$34,215	$33,094
Accrued expenses and other liabilities	19,473	23,418
Unsecured revolving credit facility	—	118,000
Senior notes, net	318,121	—
Total liabilities	371,809	174,512
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,875,666 and 20,712,166, shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	209	207
Additional paid-in capital	197,983	197,161
Retained earnings	49,518	47,155
Total stockholders' equity	247,710	244,523
Noncontrolling interest in subsidiary	91	101
Total equity	247,801	244,624
Total liabilities and equity	$619,610	$419,136
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Home sales	$96,929	$78,836	$166,335	$121,139
Fee building, including management fees from unconsolidated joint ventures of $1,217, $2,537, $2,431 and $4,712, respectively	47,181	30,028	102,798	72,965
	144,110	108,864	269,133	194,104
Cost of Sales:
Home sales	82,488	69,390	142,553	106,060
Home sales impairments	1,300	—	1,300	—
Fee building	45,899	28,317	99,825	69,231
	129,687	97,707	243,678	175,291

Gross Margin:
Home sales	13,141	9,446	22,482	15,079
Fee building	1,282	1,711	2,973	3,734
	14,423	11,157	25,455	18,813

Selling and marketing expenses	(6,376)	(5,046)	(11,377)	(8,522)
General and administrative expenses	(5,595)	(5,833)	(10,685)	(11,008)
Equity in net income of unconsolidated joint ventures	201	3,947	507	3,940
Other income (expense), net	(148)	(286)	(35)	(395)
Income before income taxes	2,505	3,939	3,865	2,828
Provision for income taxes	(988)	(1,495)	(1,512)	(1,253)
Net income	1,517	2,444	2,353	1,575
Net loss attributable to noncontrolling interest	—	65	10	120
Net income attributable to The New Home Company Inc.	$1,517	$2,509	$2,363	$1,695

Earnings per share attributable to The New Home Company Inc.:
Basic	$0.07	$0.12	$0.11	$0.08
Diluted	$0.07	$0.12	$0.11	$0.08
Weighted average shares outstanding:
Basic	20,869,429	20,709,139	20,819,288	20,654,998
Diluted	20,956,723	20,760,186	20,921,150	20,745,802
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2015	20,543,130	$205	$194,437	$26,133	$220,775	$922	$221,697
Net income (loss)	—	—	—	1,695	1,695	(120)	1,575
Noncontrolling interest distribution	—	—	—	—	—	(725)	(725)
Stock-based compensation expense	—	—	1,742	—	1,742	—	1,742
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	—	—	(647)	—	(647)	—	(647)
Excess tax provision from stock-based compensation	—	—	(97)	—	(97)	—	(97)
Shares issued through stock plans	168,822	2	(2)	—	—	—	—
Balance at June 30, 2016	20,711,952	$207	$195,433	$27,828	$223,468	$77	$223,545

Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$101	$244,624
Net income (loss)	—	—	—	2,363	2,363	(10)	2,353
Stock-based compensation expense	—	—	1,306	—	1,306	—	1,306
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	—	—	(584)	—	(584)	—	(584)
Shares issued through stock plans	163,500	2	100	—	102	—	102
Balance at June 30, 2017	20,875,666	$209	$197,983	$49,518	$247,710	$91	$247,801

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$2,353	$1,575
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(54)	(27)
Amortization of equity based compensation	1,306	1,742
Excess income tax provision from stock-based compensation	—	97
Distributions of earnings from unconsolidated joint ventures	1,588	1,095
Inventory impairments	1,300	—
Equity in net income of unconsolidated joint ventures	(507)	(3,940)
Deferred profit from unconsolidated joint ventures	497	332
Depreciation	236	251
Abandoned project costs	206	329
Net changes in operating assets and liabilities:
Restricted cash	497	104
Contracts and accounts receivable	9,573	9,164
Due from affiliates	(671)	88
Real estate inventories	(74,407)	(164,464)
Other assets	(2,900)	(5,832)
Accounts payable	1,160	3,737
Accrued expenses and other liabilities	(11,588)	(9,711)
Due to affiliates	—	(239)
Net cash used in operating activities	(71,411)	(165,699)
Investing activities:
Purchases of property and equipment	(95)	(296)
Cash assumed from joint venture at consolidation	995	2,009
Contributions and advances to unconsolidated joint ventures	(8,517)	(5,656)
Distributions of capital from unconsolidated joint ventures	2,948	7,405
Net cash provided by (used in) investing activities	(4,669)	3,462
Financing activities:
Borrowings from credit facility	72,000	175,000
Repayments of credit facility	(190,000)	(11,000)
Proceeds from senior notes	324,465	—
Borrowings from other notes payable	—	343
Repayments of other notes payable	—	(15,636)
Payment of debt issuance costs	(6,440)	(1,064)
Cash distributions to noncontrolling interest in subsidiary	—	(725)
Minimum tax withholding paid on behalf of employees for stock awards	(584)	(647)
Excess income tax provision from stock-based compensation	—	(97)
Proceeds from exercise of stock options	102	—
Net cash provided by financing activities	199,543	146,174
Net increase (decrease) in cash and cash equivalents	123,463	(16,063)
Cash and cash equivalents – beginning of period	30,496	45,874
Cash and cash equivalents – end of period	$153,959	$29,811
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

Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments, which are also our reportable segments.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.1 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

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

If real estate assets are considered impaired, the impairment adjustments are calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate projects using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs(including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three and six months ended June 30, 2017, we recorded an impairment charge of $1.3 million relating to one community in Southern California. For additional detail regarding the impairment charge, please see Note 4.

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

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, revenue from home sales and other real estate sales are recorded and a profit is recognized when the respective homes are closed under the full accrual method. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passes, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.” When it is determined that the earnings process is not complete, the sale and related profit are deferred for recognition in future periods.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and six months ended June 30, 2017 and 2016, one customer comprised 97%, 98%, 92%, and 94% of fee building revenue, respectively. The balance of the fee building revenues represented management fees earned from unconsolidated joint ventures. As of June 30, 2017 and December 31, 2016, one customer comprised 74% and 87% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

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

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders' interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships and limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

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

As of June 30, 2017 and December 31, 2016, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of June 30, 2017 and December 31, 2016, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASU No. 2016-15, Statement of Cash Flows(Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and six months ended June 30, 2017 and 2016, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and included in other assets in the accompanying condensed consolidated balance sheets and depreciated using the straight-line method over their estimated useful lives ranging from three to five years.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASU 2014-09 supersedes existing industry specific accounting literature relating to how a company expenses certain selling and marketing costs. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. As a public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017, and at that time, we expect to adopt the new standard under the modified retrospective approach.

Under the modified retrospective approach, we will recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. In anticipation of this adoption, we have developed an implementation plan and are working to identify significant changes to our financial statements and accounting policies. At this time, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount of our revenues. We will continue to evaluate the impact that adoption of ASU 2014-09 will have on the timing of recognition of our revenues. Although we are still evaluating the accounting for selling and marketing costs under the new standard, adoption of ASU 2014-09 may impact the timing of recognition and classification of certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Currently, these costs are capitalized and amortized to selling and marketing expenses as homes are delivered. Upon adoption of ASU 2014-09, portions of these costs may be expensed as incurred to selling and marketing expenses. The adoption of ASU 2014-09 by our unconsolidated joint ventures may impact the timing of recognition of income or loss allocations from these entities. We continue to evaluate the impact the adoption may have on other aspects of our business and on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets (referred to as “lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company's lease contracts primarily consist of rental agreements for office space and copiers or printers where we are the lessee. The Company has begun the process of evaluating these lease contracts and believes all would be considered operating leases. Upon adoption, we expect to add a right-of-use asset and a lease liability to our consolidated balance sheet. The Company will recognize lease expense on a straight-line basis, consistent with our current policy for office rent. ASU 2016-02 is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Our adoption of ASU 2016-07 on January 1, 2017 did not have an effect on our condensed consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the guidance for derecognition of nonfinancial assets and in-substance nonfinancial assets when the asset does not meet the definition of a business and is not a not-for-profit activity. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but entities are required to adopt ASU 2017-05 at the same time they adopt ASU 2014-09. We expect to adopt the new standard under the modified retrospective approach. Under the modified retrospective approach, we will recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. We are still evaluating the effects ASU 2017-05 will have on our consolidated financial statements. We expect that adoption may decrease our accrued expenses and other liabilities due to certain non-financial assets that were previously exchanged for a noncontrolling interest in an unconsolidated joint venture.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"). The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of ASU 2017-09 is not expected to have a material impact on our consolidated financial statements.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Computation of Earnings (Loss) Per Share
The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$1,517	$2,509	$2,363	$1,695

Denominator:
Basic weighted-average shares outstanding	20,869,429	20,709,139	20,819,288	20,654,998
Effect of dilutive shares:
Stock options and unvested restricted stock units	87,294	51,047	101,862	90,804
Diluted weighted-average shares outstanding	20,956,723	20,760,186	20,921,150	20,745,802

Basic earnings per share attributable to The New Home Company Inc.	$0.07	$0.12	$0.11	$0.08
Diluted earnings per share attributable to The New Home Company Inc.	$0.07	$0.12	$0.11	$0.08

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	22,077	888,953	846,725	867,272

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$99,825	$178,103
Estimated earnings	2,973	8,404
	102,798	186,507
Less: amounts collected during the period	(89,321)	(162,203)
Contracts receivable	$13,477	$24,304

Contracts receivable:
Billed	$—	$—
Unbilled	13,477	24,304
	13,477	24,304
Accounts receivable:
Escrow receivables	4,721	3,385
Other receivables	123	144
Contracts and accounts receivable	$18,321	$27,833
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of June 30, 2017 and December 31, 2016 are expected to be billed and collected within 30

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

days. Accounts payable at June 30, 2017 and December 31, 2016 includes $12.1 million and $22.8 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deposits and pre-acquisition costs	$45,480	$38,723
Land held and land under development	107,998	98,596
Homes completed or under construction	179,885	93,628
Model homes	32,037	55,981
	$365,400	$286,928

All of our deposits and pre-acquisition costs are non-refundable, except for refundable deposits of $0.2 million and $4.1 million as of June 30, 2017 and December 31, 2016, respectively.
Land held and land under development includes land costs and costs incurred during site development such as development, indirects, and permits. Homes completed or under construction and model homes (except for capitalized selling and marketing costs, which are classified in other assets) include all costs associated with home construction, including land, development, indirects, permits, materials and labor.
In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. For the three and six months ended June 30, 2017, the Company recognized real estate-related impairments of $1.3 million in cost of sales resulting in a decrease of the same amount to income before income taxes for our homebuilding segment. Fair value for the homebuilding project impaired during the quarter was calculated under a discounted cash flow model. The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Inventory impairments:
Home sales	$1,300	$—	$1,300	$—
Total inventory impairments	$1,300	$—	$1,300	$—

Remaining carrying value of inventory impaired at period end	$12,550	$—	$12,550	$—
Number of projects impaired during the period	1	—	1	—
Total number of projects subject to periodic impairment review during the year (1)	25	23	26	23

(1) Represents the peak number of real estate projects that we had during each respective period. The number of projects outstanding at the end of each period may be less than the number of projects listed herein.

The home sales impairments of $1.3 million related to homes completed or under construction for one active homebuilding community located in Southern California. This community was experiencing a slow monthly sales absorption

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rate, and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying value.
Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income of unconsolidated joint ventures as related joint venture homes or lots close. For the three and six months ended June 30, 2017 and 2016 interest incurred, capitalized and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest incurred	$6,401	$1,689	$8,437	$2,970
Interest capitalized to inventory	(5,878)	(1,689)	(7,750)	(2,970)
Interest capitalized to investments in unconsolidated joint ventures	(523)	—	(687)	—
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$6,663	$4,823	$6,342	$4,190
Interest capitalized as a cost of inventory	5,878	1,689	7,750	2,970
Previously capitalized interest included in cost of sales	(1,720)	(1,063)	(3,271)	(1,711)
Capitalized interest in ending inventory	$10,821	$5,449	10,821	5,449

Capitalized interest in beginning investment in unconsolidated joint ventures	164	—	—	—
Interest capitalized to investments in unconsolidated joint ventures	523	—	687	—
Previously capitalized interest included in equity in net income of unconsolidated joint ventures	—	—	—	—
Capitalized interest in ending investments in unconsolidated joint ventures	687	—	687	—
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$11,508	$5,449	$11,508	$5,449

Capitalized interest as a percentage of inventory	3.0%	1.4%	3.0%	1.4%
Interest included in cost of sales as a percentage of home sales revenue	1.8%	1.3%	2.0%	1.4%

Capitalized interest as a percentage of investments in and advances to unconsolidated joint ventures	1.2%	—%	1.2%	—%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Investments in and Advances to Unconsolidated Joint Ventures

As of June 30, 2017 and December 31, 2016, the Company had ownership interests in 12 and 13, respectively, unconsolidated joint ventures with ownership percentages that generally range from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Cash and cash equivalents	$31,304	$33,683
Restricted cash	16,176	8,374
Real estate inventories	407,239	386,487
Other assets	1,922	1,664
Total assets	$456,641	$430,208

Accounts payable and accrued liabilities	$28,109	$28,706
Notes payable	106,111	97,664
Total liabilities	134,220	126,370
The New Home Company's equity	49,226	46,857
Other partners' equity	273,195	256,981
Total equity	322,421	303,838
Total liabilities and equity	$456,641	$430,208
Debt-to-capitalization ratio	24.8%	24.3%
Debt-to-equity ratio	32.9%	32.1%

As of June 30, 2017 and December 31, 2016, the Company had advances outstanding of approximately $6.0 million and $4.0 million, respectively, to these unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances relate to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bears interest at 10% per annum and matures on October 31, 2017, with the right to extend to October 31, 2018.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues	$35,171	$70,104	$61,791	$112,061
Cost of sales and expenses	35,825	59,909	63,309	99,725
Net (loss) income of unconsolidated joint ventures	$(654)	$10,195	$(1,518)	$12,336
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$201	$3,947	$507	$3,940

For the three and six months ended June 30, 2017 and 2016, the Company earned $1.2 million, $2.4 million, $2.5 million, and $4.7 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 11 to the unaudited condensed consolidated financial statements.
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture (Larkspur) allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $0.3 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in warranty reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including the remaining warranty reserve, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $1.1 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.

6.    Other Assets
Other assets consist of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Capitalized selling and marketing costs(1)	$11,878	$10,101
Deferred tax asset, net	8,488	8,434
Property and equipment, net of accumulated depreciation	716	857
Prepaid expenses	2,834	1,907
	$23,916	$21,299

(1)    The Company amortized $2.1 million, $3.2 million, $1.6 million, and $2.4 million of capitalized selling and marketing project costs to selling and marketing expenses during the three and six months ended June 30, 2017 and 2016, respectively.

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Warranty accrual	$5,399	$4,931
Accrued compensation and benefits	3,181	6,786
Accrued interest	6,872	648
Completion reserve	1,471	1,355
Income taxes payable	—	7,147
Deferred profit from unconsolidated joint ventures	460	957
Other accrued expenses	2,090	1,594
	$19,473	$23,418

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$4,678	$4,057	$4,608	$3,846
Warranty provision for homebuilding projects	331	493	602	805
Warranty assumed from joint venture at consolidation	358	469	358	469
Warranty payments for homebuilding projects	(291)	(145)	(492)	(246)
Ending warranty accrual for homebuilding projects	5,076	4,874	5,076	4,874

Beginning warranty accrual for fee building projects	323	332	323	335
Warranty provision for fee building projects	—	—	—	—
Warranty efforts for fee building projects	—	(1)	—	(4)
Ending warranty accrual for fee building projects	323	331	323	331
Total ending warranty accrual	$5,399	$5,205	$5,399	$5,205

8.    Senior Notes and Unsecured Revolving Credit Facility
Notes payable consisted of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$318,121	$—
Senior unsecured revolving credit facility	—	118,000
Total Notes Payable	$318,121	$118,000

The carrying amount of our senior notes listed above is net of the unamortized discount of $2.5 million, unamortized premium of $2.0 million, and $6.4 million of debt issuance costs that are amortized to interest costs over the respective terms of the notes.

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes"), in a private placement. The Existing Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder to be used for general corporate purposes. Net proceeds from the Additional Notes will be used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (collectively, the “Notes”) will be paid semiannually in arrears on April 1 and October 1, commencing October 1, 2017. The Notes will mature on April 1, 2022.

The Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15,000,000. The Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. See Note 16 for information about the guarantees and supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group. The Company executed registration rights agreements pursuant to which it agreed to register the Notes. If we fail to register the Notes by mid-November 2017, as set forth in the registration rights agreements, we have agreed to pay additional interest to the holders of the effected Notes at a rate of 0.25% per annum for the first 90-day period immediately following the occurrence of such default, which such rate increasing by an additional 0.25% per annum with respect to each subsequent 90-day period until all such defaults have been cured, up to a maximum additional interest rate of 1.0% per annum.

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group with a total commitment of $260 million and an accordion feature that allows borrowings thereunder to be increased up to an aggregate of $350 million, subject to certain conditions, including the availability of bank commitments, and a maturity date of April 30, 2019. As of June 30, 2017, we had no outstanding borrowings under the credit facility. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2017, the interest rate under the Credit Facility was 3.72%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of June 30, 2017, the Company was in compliance with all financial covenants.

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

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$318,121	$334,750	$—	$—

(1) The carrying value for the Senior Notes, as presented, is net of the unamortized discount of $2.5 million, unamortized premium of $2.0 million, and $6.4 million of debt issuance costs. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.
The Company determined that the fair value estimate of its unsecured revolving credit facility is classified as Level 3 within the fair value hierarchy. The Company had no outstanding balance on the revolving credit facility at June 30, 2017, and the estimated fair value of the outstanding revolving credit facility balance at December 31, 2016 approximated the carrying value due to the short-term nature of LIBOR contracts.

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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the three and six months ended June 30, 2017, the Company recognized a real estate-related impairment adjustment of $1.3 million. related to one homebuilding community. The impairment adjustment was made using Level 3 inputs and assumptions. The fair value of the real estate inventories subject to the impairment adjustments was $12.6 million at June 30, 2017.

10.    Commitments and Contingencies
From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss. At this time, we do not believe that our loss contingencies, individually or in the aggregate, are material to our consolidated financial statements.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2017 and December 31, 2016, $61.0 million and $56.0 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $9.6 million and $8.6 million, respectively, as of June 30, 2017 and December 31, 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $47.5 million and $44.0 million, respectively. The estimated remaining costs to complete of such improvements as of June 30, 2017 and December 31, 2016 were $15.0 million and $15.7 million, respectively. The beneficiaries of the bonds are various

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of June 30, 2017, our affiliated unconsolidated joint ventures had $1.8 million in outstanding letters of credit issued under this facility and the Company had no obligations associated with such outstanding JV letters of credit.

11.    Related Party Transactions
During the three and six months ended June 30, 2017 and 2016, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.7 million, $4.0 million, $1.7 million and $4.4 million, respectively. As of June 30, 2017 and December 31, 2016, $0.1 million and $0.2 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and six months ended June 30, 2017 and 2016, the Company earned $1.2 million, $2.4 million, $2.5 million and $4.7 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, $0.1 million and $0.6 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. A separate member of the Company's board of directors is also affiliated with an entity that has investments in three of the Company's unconsolidated joint ventures. As of June 30, 2017, the Company's investment in these five unconsolidated joint ventures totaled $24.1 million.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and six months ended June 30, 2017 and 2016, the Company incurred $0.1 million, $0.3 million, $0.1 million and $0.2 million, respectively, for these services. The Company's unconsolidated joint ventures incurred $0.3 million, $0.6 million, $0.2 million and $0.4 million, respectively, for these services. Of these costs, $10,000 and $33,000 was due to TL Fab LP from the Company at June 30, 2017 and December 31, 2016, respectively, and $130,000 and $14,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at June 30, 2017 and December 31, 2016, respectively.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At June 30, 2017 and December 31, 2016, $0.3 million and $0.6 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures. In addition, at June 30, 2017 and December 31, 2016, $0.8 million and $0.7 million, respectively, of deferred gain from lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with one of its unconsolidated joint ventures, TNHC-HW Cannery LLC ("TNHC-HW Cannery"), requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the six months ended June 30, 2017, the Company was refunded $0.2 million from TNHC-HW Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation, and as of June 30, 2017, no profit participation was due to TNHC-HW Cannery. Also per the purchase agreement, the Company is due

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$0.1 million in fee credits from TNHC-HW Cannery LLC at June 30, 2017 which is included in due from affiliates in the accompanying condensed consolidated balance sheets. As of December 31, 2016, $0.2 million of profit participation overpayments and $0.1 million in fee credits was due to the Company from TNHC-HW Cannery and included in due from affiliates in the accompanying consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. Mr. Davis is expected to work approximately, but not more than, 20 consulting hours per month. For his services, he is compensated $5,000 per month. His current agreement terminates on July 26, 2018 with the option to extend the agreement one year, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. At June 30, 2017, no fees were due to Mr. Davis for his consulting services.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the three and six months ended June 30, 2017, $34,000 and $0.1 million, respectively, of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures, and at June 30, 2017, $0.2 million remained unrecognized and included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in warranty reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including the remaining warranty reserve, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $1.1 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
As of June 30, 2017 and December 31, 2016, the Company had advances outstanding of approximately $6.0 million and $4.0 million, respectively, to an unconsolidated joint venture, Encore McKinley Village. The note bears interest at 10% per annum and matures on October 31, 2017, with the right to extend to October 31, 2018. For the three and six months ended June 30, 2017, the Company earned $0.1 million and $0.3 million in interest income on the unsecured promissory note which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, $0.3 million and $44,000 of interest income was due to the Company and included in due from affiliates in the accompanying condensed consolidated balance sheets.
On February 17, 2017 (the "Transition Date"), the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement also provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar will be compensated $16,800 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award will continue to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At June 30, 2017, no fees were due to Mr. Stelmar for his consulting services.
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture (Larkspur) allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $0.3 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
In April 2017, the Company entered into an agreement to purchase land from an affiliate of an entity that owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The agreement allows the Company the option to purchase approximately 92 lots in Northern California in a phased takedown for a total purchase price of $16.1 million. The Company has completed the due diligence phase of this transaction, posted a $0.5 million non-refundable deposit, and expects to close on the first phase of lots in the third quarter of 2017.
During the 2017 second quarter, the Company, through a wholly owned subsidiary, entered into an amendment to one of its existing joint venture agreements of an unconsolidated joint venture, TNHC Arantine Hills Holdings LP.  Our joint venture partner in this joint venture, Arantine Hills Equity LP, is affiliated with one of the members of our board of directors. The amendment to the joint venture agreement provides for a pro rata increase in the maximum capital commitments of both partners. The Company increased its funding obligation by $4 million over the existing contribution cap.  At June 30, 2017, the Company’s investment in this joint venture totaled $6.2 million.

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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards under the 2016 Incentive Plan. As of June 30, 2017, 32,830 shares remain available for grant under the 2014 Incentive Plan and 464,928 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option and restricted stock unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s common stock option activity as of and for the six months ended June 30, 2017 and 2016 is presented below:

	Six Months Ended June 30,
	2017		2016
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Stock Option Activity
Outstanding, beginning of period	835,786	$11.00	840,298	$11.00
Granted	—	$—	—	$—
Exercised	(9,288)	$11.00	—	$—
Forfeited	—	$—	(4,512)	$11.00
Outstanding, end of period	826,498	$11.00	835,786	$11.00
Exercisable, end of period	826,498	$11.00	44,442	$11.00

A summary of the Company’s restricted stock unit activity as of and for the six months ended June 30, 2017 and 2016 is presented below:

	Six Months Ended June 30,
	2017		2016
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	474,989	$10.66	308,386	$14.20
Granted	343,933	$10.84	409,509	$10.05
Vested	(209,619)	$10.76	(231,289)	$14.22
Forfeited	(26,194)	$10.82	(3,980)	$13.68
Outstanding, end of period	583,109	$10.72	482,626	$10.67
The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Expense related to:
Stock options	$—	$185	$11	$447
Restricted stock units	695	572	1,295	1,295
	$695	$757	$1,306	$1,742
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant. At June 30, 2017, the amount of unearned stock-based compensation currently estimated to be expensed through 2020 is $5.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
For the three months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of $1.0 million and $1.5 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of $1.5 million and $1.3 million, respectively. Included in the three and six month periods for 2016 is an allocation of income from LR8 of $0.5 million due to a reduction in the warranty reserve and a $1.1 million gain from the closeout of LR8 due to the purchase of our JV partner's interest for less than its carrying value, which resulted in a provision for income taxes of $0.6 million for the three and six month periods ended June 30, 2016 and did not impact our effective tax rate. The effective tax rate for the three and six months ended June 30, 2017 and 2016 differs from the 35% federal statutory tax rate due to state income taxes partially offset by the tax benefit of production activities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues:
Homebuilding	$96,929	$78,836	$166,335	$121,139
Fee building, including management fees	47,181	30,028	102,798	72,965
Total	$144,110	$108,864	$269,133	$194,104

Income (loss) before income taxes:
Homebuilding	$1,223	$2,228	$892	$(906)
Fee building, including management fees	1,282	1,711	2,973	3,734
Total	$2,505	$3,939	$3,865	$2,828

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Homebuilding	$605,358	$393,095
Fee building	14,252	26,041
Total	$619,610	$419,136

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,750	$8,150
Supplemental disclosures of non-cash transactions
Assets assumed from unconsolidated joint ventures	$100	$46,811
Liabilities and equity assumed from unconsolidated joint ventures	$1,095	$47,197
Contribution of real estate to unconsolidated joint ventures	$1,013	$—

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

The Company's 7.25% Senior Notes due 2022 (the "Notes") are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The Indenture governing the Notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the Indenture; (2) upon the proper designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the Indenture), in accordance with the Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5.0% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture, upon such exercise or discharge; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; or (6) upon the full satisfaction of the Company’s obligations under the Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture. The Company has determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

As the guarantees were made in connection with the first and second quarter 2017 private offering of notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the period presented. If any subsidiaries are released from the guarantees in future periods, the changes are reflected prospectively.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$120,557	$33,180	$222	$—	$153,959
Restricted cash	—	88	—	—	88
Contracts and accounts receivable	14	19,667	7	(1,367)	18,321
Intercompany receivables	91,737	—	—	(91,737)	—
Due from affiliates	—	2,062	—	—	2,062
Real estate inventories	—	365,400	—	—	365,400
Investment in and advances to unconsolidated joint ventures	—	55,864	—	—	55,864
Investment in subsidiaries	345,376	—	—	(345,376)	—
Other assets	15,836	8,080	—	—	23,916
Total assets	$573,520	$484,341	$229	$(438,480)	$619,610

Liabilities and equity
Accounts payable	$110	$34,105	$—	$—	$34,215
Accrued expenses and other liabilities	7,579	13,126	126	(1,358)	19,473
Intercompany payables	—	91,737	—	(91,737)	—
Due to affiliates	—	9	—	(9)	—
Senior notes, net	318,121	—	—	—	318,121
Total liabilities	325,810	138,977	126	(93,104)	371,809
Stockholders' equity	247,710	345,364	12	(345,376)	247,710
Noncontrolling interest	—	—	91	—	91
Total equity	247,710	345,364	103	(345,376)	247,801
Total liabilities and equity	$573,520	$484,341	$229	$(438,480)	$619,610

	December 31, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$16,385	$13,842	$269	$—	$30,496
Restricted cash	—	585	—	—	585
Contracts and accounts receivable	30	29,774	—	(1,971)	27,833
Intercompany receivables	73,972	—	—	(73,972)	—
Due from affiliates	—	1,138	—	—	1,138
Real estate inventories	—	286,928	—	—	286,928
Investment in and advances to unconsolidated joint ventures	—	50,857	—	—	50,857
Investment in subsidiaries	268,411	—	—	(268,411)	—
Other assets	9,381	11,918	—	—	21,299
Total assets	$368,179	$395,042	$269	$(344,354)	$419,136

Liabilities and equity
Accounts payable	$167	$32,900	$27	$—	$33,094
Accrued expenses and other liabilities	5,489	19,763	108	(1,942)	23,418
Intercompany payables	—	73,972	—	(73,972)	—
Due to affiliates	—	29	—	(29)	—
Unsecured revolving credit facility	118,000	—	—	—	118,000
Total liabilities	123,656	126,664	135	(75,943)	174,512
Stockholders' equity	244,523	268,378	33	(268,411)	244,523
Noncontrolling interest	—	—	101	—	101
Total equity	244,523	268,378	$134	(268,411)	244,624
Total liabilities and equity	$368,179	$395,042	$269	$(344,354)	$419,136

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$96,929	$—	$—	$96,929
Fee Building	—	47,181	—	—	47,181
	—	144,110	—	—	144,110
Cost of Sales:
Home sales	—	82,488	—	—	82,488
Home sales impairment	—	1,300	—	—	1,300
Fee building	595	45,304	—	—	45,899
	595	129,092	—	—	129,687

Gross Margin:
Home sales	—	13,141	—	—	13,141
Fee building	(595)	1,877	—	—	1,282
	(595)	15,018	—	—	14,423
Selling and marketing expenses	—	(6,376)	—	—	(6,376)
General and administrative expenses	(375)	(5,220)	—	—	(5,595)
Equity in net income of unconsolidated joint ventures	—	201	—	—	201
Equity in net income of subsidiaries	2,022	—	—	(2,022)	—
Other income (expense), net	26	(174)	—	—	(148)
Income before income taxes	1,078	3,449	—	(2,022)	2,505
Benefit (provision) for income taxes	439	(1,427)	—	—	(988)
Net income	1,517	2,022	—	(2,022)	1,517
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to The New Home Company Inc.	$1,517	$2,022	$—	$(2,022)	$1,517

	Three Months Ended June 30, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$77,486	$1,350	$—	$78,836
Fee Building	—	30,068	—	(40)	30,028
	—	107,554	1,350	(40)	108,864
Cost of Sales:
Home sales	—	68,152	1,238	—	69,390
Fee building	496	27,821	—	—	28,317
	496	95,973	1,238	—	97,707

Gross Margin:
Home sales	—	9,334	112	—	9,446
Fee building	(496)	2,247	—	(40)	1,711
	(496)	11,581	112	(40)	11,157
Selling and marketing expenses	—	(4,820)	(226)	—	(5,046)
General and administrative expenses	(3,283)	(2,550)	—	—	(5,833)
Equity in net income of unconsolidated joint ventures	—	3,947	—	—	3,947
Equity in net income of subsidiaries	4,843	—	—	(4,843)	—
Other income (expense), net	(57)	(229)	(40)	40	(286)
Income (loss) before income taxes	1,007	7,929	(154)	(4,843)	3,939
Benefit (provision) for income taxes	1,502	(2,997)	—	—	(1,495)
Net income (loss)	2,509	4,932	(154)	(4,843)	2,444
Net loss attributable to noncontrolling interest	—	—	65	—	65
Net income (loss) attributable to The New Home Company Inc.	$2,509	$4,932	$(89)	$(4,843)	$2,509

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$166,335	$—	$—	$166,335
Fee Building	—	102,798	—	—	102,798
	—	269,133	—	—	269,133
Cost of Sales:
Home sales	—	142,522	31	—	142,553
Home sales impairment	—	1,300	—	—	1,300
Fee building	1,085	98,740	—	—	99,825
	1,085	242,562	31	—	243,678

Gross Margin:
Home sales	—	22,513	(31)	—	22,482
Fee building	(1,085)	4,058	—	—	2,973
	(1,085)	26,571	(31)	—	25,455
Selling and marketing expenses	—	(11,377)	—	—	(11,377)
General and administrative expenses	(1,154)	(9,531)	—	—	(10,685)
Equity in net income of unconsolidated joint ventures	—	507	—	—	507
Equity in net income of subsidiaries	3,694	—	—	(3,694)	—
Other income (expense), net	44	(79)	—	—	(35)
Income (loss) before income taxes	1,499	6,091	(31)	(3,694)	3,865
Benefit (provision) for income taxes	864	(2,376)	—	—	(1,512)
Net income (loss)	2,363	3,715	(31)	(3,694)	2,353
Net loss attributable to noncontrolling interest	—	—	10	—	10
Net income (loss) attributable to The New Home Company Inc.	$2,363	$3,715	$(21)	$(3,694)	$2,363

	Six Months Ended June 30, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$115,982	$5,157	$—	$121,139
Fee Building	—	73,120	—	(155)	72,965
	—	189,102	5,157	(155)	194,104
Cost of Sales:
Home sales	—	101,422	4,638	—	106,060
Fee building	966	68,265	—	—	69,231
	966	169,687	4,638	—	175,291

Gross Margin:
Home sales	—	14,560	519	—	15,079
Fee building	(966)	4,855	—	(155)	3,734
	(966)	19,415	519	(155)	18,813
Selling and marketing expenses	—	(7,838)	(684)	—	(8,522)
General and administrative expenses	(6,466)	(4,542)	—	—	(11,008)
Equity in net income of unconsolidated joint ventures	—	3,940	—	—	3,940
Equity in net income of subsidiaries	6,448	—	—	(6,448)	—
Other income (expense), net	(39)	(369)	(142)	155	(395)
Income (loss) before income taxes	(1,023)	10,606	(307)	(6,448)	2,828
Benefit (provision) for income taxes	2,718	(3,971)	—	—	(1,253)
Net income (loss)	1,695	6,635	(307)	(6,448)	1,575
Net loss attributable to noncontrolling interest	—	—	120	—	120
Net income (loss) attributable to The New Home Company Inc.	$1,695	$6,635	$(187)	$(6,448)	$1,695

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(21,176)	$(49,302)	$(47)	$(886)	$(71,411)
Investing activities:
Purchases of property and equipment	(40)	(55)	—	—	(95)
Cash assumed from joint venture at consolidation	—	995	—	—	995
Contributions and advances to unconsolidated joint venture	—	(8,517)	—	—	(8,517)
Contributions to subsidiaries from corporate	(94,035)	—	—	94,035	—
Distributions of capital from subsidiaries	19,880	—	—	(19,880)	—
Distributions of capital from unconsolidated joint ventures	—	2,948	—	—	2,948
Net cash (used in) provided by investing activities	$(74,195)	$(4,629)	$—	$74,155	$(4,669)
Financing activities:
Proceeds from senior notes	324,465	—	—	—	324,465
Borrowings from credit facility	72,000	—	—	—	72,000
Repayments of credit facility	(190,000)	—	—	—	(190,000)
Payment of debt issuance costs	(6,440)	—	—	—	(6,440)
Contributions to subsidiaries from corporate	—	94,035	—	(94,035)	—
Distributions to corporate from subsidiaries	—	(20,766)	—	20,766	—
Minimum tax withholding paid on behalf of employees for stock awards	(584)	—	—	—	(584)
Proceeds from exercise of stock options	102	—	—	—	102
Net cash provided by financing activities	$199,543	$73,269	$—	$(73,269)	$199,543
Net increase (decrease) in cash and cash equivalents	104,172	19,338	(47)	—	123,463
Cash and cash equivalents – beginning of period	16,385	13,842	269	—	30,496
Cash and cash equivalents – end of period	$120,557	$33,180	$222	$—	$153,959

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(22,026)	$(144,949)	$3,347	$(2,071)	$(165,699)
Investing activities:
Purchases of property and equipment	(156)	(140)	—	—	(296)
Cash assumed from joint venture at consolidation	—	2,009	—	—	2,009
Contributions and advances to unconsolidated joint venture	—	(5,656)	—	—	(5,656)
Contributions to subsidiaries from corporate	(160,406)	—	—	160,406	—
Distributions of capital from subsidiaries	18,929	725	—	(19,654)	—
Distributions of capital from unconsolidated joint ventures	—	7,405	—	—	7,405
Net cash (used in) provided by investing activities	$(141,633)	$4,343	$—	$140,752	$3,462
Financing activities:
Borrowings from senior notes and credit facility	175,000	—	—	—	175,000
Repayments of credit facility	(11,000)	—	—	—	(11,000)
Borrowings from other notes payable	—	—	343	—	343
Repayments of other notes payable	—	(13,135)	(2,501)	—	(15,636)
Payment of debt issuance costs	(1,064)	—	—	—	(1,064)
Cash distributions to noncontrolling interest in subsidiary	—	—	(725)	—	(725)
Contributions to subsidiaries from corporate	—	160,406	—	(160,406)	—
Distributions to corporate from subsidiaries	—	(21,000)	(725)	21,725	—
Minimum tax withholding paid on behalf of employees for stock awards	(647)	—	—	—	(647)
Excess income tax provision from stock-based compensation	(97)	—	—	—	(97)
Net cash provided by (used in) financing activities	$162,192	$126,271	$(3,608)	$(138,681)	$146,174
Net decrease in cash and cash equivalents	(1,467)	(14,335)	(261)	—	(16,063)
Cash and cash equivalents – beginning of period	18,129	27,140	605	—	45,874
Cash and cash equivalents – end of period	$16,662	$12,805	$344	$—	$29,811

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	Risks related to our business, including among other things:

◦	our geographic concentration primarily in California;

◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions;

◦	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

◦	shortages of or increased prices for labor, land or raw materials used in housing construction;

◦	the illiquid nature of real estate investments;

◦	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

◦	the degree and nature of our competition;

◦	a large proportion of our fee building revenue being dependent upon one customer;

◦	delays in land development or home construction resulting from adverse weather conditions, regulatory approval delays, or other events outside our control;

◦	product liability and warranty claims, including the cost and availability of insurance;

◦	information systems interruption or breach in security;

•	Risks related to laws and regulations, including among other things:

◦	changes in, or the failure or inability to comply with, governmental laws and regulations; including environmental laws and regulations;

◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;

◦	the timing of receipt of regulatory approvals and the opening of projects;

◦	the impact of recent accounting standards;

•	Risks related to financing and indebtedness, including among other things:

◦	Volatility and uncertainty in the credit markets and broader financial markets;

◦	our liquidity and availability, terms and deployment of capital;

◦	issues concerning our joint venture partnerships, in which we have less than a controlling interest;

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including homebuilding gross margin before impairments, homebuilding gross margin before impairments percentage, adjusted homebuilding gross margin, adjusted homebuilding gross margin percentage, net debt, the ratio of net debt-to-capital, Adjusted EBITDA, Adjusted EBITDA margin percentage and the ratio of Adjusted EBITDA to total interest incurred.  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, homebuilding gross margin before impairments, and homebuilding gross margin before impairments percentage to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Information." For a reconciliation of adjusted homebuilding gross margin and adjusted homebuilding gross margin percentage to homebuilding gross margin under GAAP please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of net debt-to-capital to the comparable GAAP measure, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues:
Home sales	$96,929	$78,836	$166,335	$121,139
Fee building, including management fees from unconsolidated joint ventures of $1,217, $2,537, $2,431 and $4,712, respectively	47,181	30,028	102,798	72,965
	144,110	108,864	269,133	194,104
Cost of Sales:
Home sales	82,488	69,390	142,553	106,060
Home sales impairments	1,300	—	1,300	—
Fee building	45,899	28,317	99,825	69,231
	129,687	97,707	243,678	175,291
Gross Margin:
Home sales	13,141	9,446	22,482	15,079
Fee building	1,282	1,711	2,973	3,734
	14,423	11,157	25,455	18,813

Home sales gross margin	13.6%	12.0%	13.5%	12.4%
Home sales gross margin before impairments(1)	14.9%	12.0%	14.3%	12.4%
Fee building gross margin	2.7%	5.7%	2.9%	5.1%

Selling and marketing expenses	(6,376)	(5,046)	(11,377)	(8,522)
General and administrative expenses	(5,595)	(5,833)	(10,685)	(11,008)
Equity in net income of unconsolidated joint ventures	201	3,947	507	3,940
Other income (expense), net	(148)	(286)	(35)	(395)
Income before income taxes	2,505	3,939	3,865	2,828
Provision for income taxes	(988)	(1,495)	(1,512)	(1,253)
Net income	1,517	2,444	2,353	1,575
Net loss attributable to noncontrolling interest	—	65	10	120
Net income attributable to The New Home Company Inc.	$1,517	$2,509	$2,363	$1,695

Interest incurred	$6,401	$1,689	$8,437	$2,970
Adjusted EBITDA(2)	$6,304	$3,213	$11,265	$4,016
Adjusted EBITDA margin percentage	4.4%	3.0%	4.2%	2.1%

			LTM(3) Ended June 30,
			2017	2016
Interest incurred			$12,951	$5,766
Adjusted EBITDA(2)			$50,393	$37,662
Adjusted EBITDA margin percentage (2)			6.5%	7.9%
Ratio of Adjusted EBITDA to total interest incurred (2)			3.9x	6.5x

(1)
Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in thousands)
Home sales revenue	$96,929	100.0%	$78,836	100.0%	$166,335	100.0%	$121,139	100.0%
Cost of home sales	83,788	86.4%	69,390	88.0%	143,853	86.5%	106,060	87.6%
Homebuilding gross margin	13,141	13.6%	9,446	12.0%	22,482	13.5%	15,079	12.4%
Add: Home sales impairments	1,300	1.3%	—	—%	1,300	0.8%	—	—%
Homebuilding gross margin before impairments(1)	$14,441	14.9%	$9,446	12.0%	$23,782	14.3%	$15,079	12.4%

(2)
Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position and inventory impairments. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income (loss), calculated and presented in accordance with GAAP, to Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred.

	Three Months Ended June 30,		Six Months Ended June 30,		LTM(3) Ended June 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Net income (loss)	$1,517	$2,444	$2,353	$1,575	$21,704	$18,133
Add:
Interest amortized to cost of sales and other expense	1,720	1,063	3,271	1,711	6,891	3,827
Provision (benefit) for income taxes	988	1,495	1,512	1,253	13,283	10,761
Depreciation and amortization	113	126	236	251	496	492
Amortization of equity-based compensation	695	757	1,306	1,742	3,035	4,391
Cash distributions of income from unconsolidated joint ventures	—	1,095	1,588	1,095	4,235	12,120
Non-cash impairments and abandonments	1,472	180	1,506	329	5,257	521
Less:
Gain from notes payable principal reduction	—	—	—	—	(250)	—
Equity in income of unconsolidated joint ventures	(201)	(3,947)	(507)	(3,940)	(4,258)	(12,583)
Adjusted EBITDA	$6,304	$3,213	$11,265	$4,016	$50,393	$37,662
Total Revenue	$144,110	$108,864	$269,133	$194,104	$769,485	$475,707
Adjusted EBITDA margin percentage	4.4%	3.0%	4.2%	2.1%	6.5%	7.9%
Interest incurred	$6,401	$1,689	$8,437	$2,970	$12,951	$5,766
Ratio of Adjusted EBITDA to total interest incurred					3.9x	6.5x

(3)	"LTM" indicates amounts for the trailing 12 months.

Overview

Solid buyer demand for new homes continued into the 2017 second quarter, building on a strong first quarter. Consolidated revenues increased 32% year-over-year to $144.1 million, while home sales and fee building revenue increased 23% and 57%, respectively. In addition, our wholly owned operating margins improved both sequentially and year-over-year. Homebuilding gross margin for the 2017 second quarter increased 160 basis points to 13.6%, which included a $1.3 million non-cash inventory impairment charge, from 12.0% in the prior year period. Excluding inventory impairments, our homebuilding gross margin increased 290 basis points to 14.9%*, while our selling, general and administrative ("SG&A") expenses as a percentage of home sales revenue improved 140 basis points year-over-year. Our net income was $1.5 million, or $0.07 per diluted share, for the 2017 second quarter versus $2.5 million, or $0.12 per diluted share, in the prior year period. The decrease in net income was primarily due to a $3.7 million reduction in income from joint ventures, a $1.3 million decrease in joint venture management fee revenue and a $1.3 million pretax impairment at one homebuilding community. These decreases were largely offset by the increase in our consolidated revenues and the improvements in our homebuilding gross margin before impairments* and the reduction in our SG&A expense rate as noted above.
We continued to execute on our strategy to further diversify our home offerings to include more affordable price points. As expected, our average selling price for homes delivered was $1.5 million, a reduction of 17% from the prior year period. Additionally, solid order demand boosted the dollar value of our backlog to $339.4 million, a 22% increase over the prior year second quarter, and was the highest quarter end backlog value in our history. This growth in backlog resulted from a 53% year-over-year increase in net new orders and was driven largely by a 74% improvement in our monthly sales absorption rate of 3.3 sales per community versus 1.9 in the prior year period. As a result of the strong absorption pace coupled with the timing of new community openings and project close-outs, our wholly-owned community count decreased to nine at the end of the 2017 second quarter, which was consistent with our expectations. We anticipate that our community count will expand meaningfully over the next two quarters as we anticipate opening nine new communities in the second half of 2017, six of which are expected to be priced at or below $750,000.
At the same time, the Company improved its liquidity by issuing $75 million of 7.25% senior unsecured notes due 2022 in a tack-on private offering during the 2017 second quarter. The notes were issued at a premium to yield 6.44%. The Company ended the quarter with $154 million in cash and cash equivalents, no debt outstanding under its $260 million unsecured revolving credit facility, a debt-to-capital ratio of 56.2%, and a net debt-to-capital ratio of 39.8%*. In addition, the Company improved its lot portfolio by growing its wholly-owned lot count by 23% to 1,821 lots, of which 62% were controlled through option contracts.
*Homebuilding gross margin before impairments and net debt-to-capital ratio are non-GAAP measures. For a reconciliation to the appropriate GAAP measures, please see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Homebuilding Gross Margin." and
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."
Results of Operations
Net New Home Orders

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	Amount	%	2017	2016	Amount	%

Net new home orders:
Southern California	44	39	5	13%	100	66	34	52%
Northern California	54	25	29	116%	124	54	70	130%
Total	98	64	34	53%	224	120	104	87%

Selling communities at end of period:
Southern California					6	7	(1)	(14)%
Northern California					3	5	(2)	(40)%
Total					9	12	(3)	(25)%

Monthly sales absorption rate per community (1)	3.3	1.9	1.4	74%	3.0	1.9	1.1	58%
Cancellation rate	10%	6%	4%	N/A	8%	13%	(5)%	N/A

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2017 second quarter increased 53% as compared to the same period in 2016 primarily due to an increase in the monthly sales absorption rate. The improvement in absorption rate was driven by solid order activity in both Southern and Northern California. Southern California experienced monthly absorption of 2.8 sales per community, which represented a year-over-year increase of 33%. Northern California experienced broad based demand over multiple communities during the 2017 second quarter which resulted in a monthly sales absorption rate of 3.9 compared to 1.8 in the prior year period. The Company continued to experience modest cancellation rates during 2017 with a 10% cancellation rate for the three months ended June 30, 2017. We believe our cancellation rate is one of the lower rates in the industry due to many factors, including the high level of personalized options that our homebuyers select, which we believe creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles.

Net new home orders for the six months ended June 30, 2017 were up 87% over the prior year period primarily due to a an increase in monthly absorption rates in both Southern California and Northern California. Monthly absorption for Southern California increased to 2.5 sales per community for the six months ended June 30, 2017 from 1.9 sales per community for the six months ended June 30, 2016. In Northern California, the monthly absorption rate was 3.5 for the first half of 2017 compared to 1.7 for the same period in 2016.

Backlog

	As of June 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	99	$278,513	$2,813	89	$249,433	$2,803	11%	12%	—%
Northern California	86	60,899	708	36	28,567	794	139%	113%	(11)%
Total	185	$339,412	$1,835	125	$278,000	$2,224	48%	22%	(17)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The dollar value of backlog was up 22% year-over-year to $339.4 million primarily due to a 48% increase in the number of homes in backlog, which was partially offset by a 17% decrease in average selling price in backlog due to a product mix shift. The increase in the number of homes in backlog as of June 30, 2017 compared to the prior year period was largely the result of a higher monthly sales absorption rate. The higher dollar value and average selling price in Southern California backlog as compared to Northern California was due to higher-priced communities in the Newport Coast area of Southern California where we have two coastal luxury communities where average home prices in backlog range from $4.7 million to $7.8 million.
Lots Owned and Controlled

	June 30,		Increase/(Decrease)
	2017	2016	Amount	%
Lots Owned:
Southern California	402	226	176	78%
Northern California	285	249	36	14%
Total	687	475	212	45%
Lots Controlled: (1)
Southern California	564	631	(67)	(11)%
Northern California	303	379	(76)	(20)%
Arizona	267	—	267	NA
Total	1,134	1,010	124	12%
Total Lots Owned and Controlled - Wholly Owned	1,821	1,485	336	23%
Fee Building (2)	1,043	1,001	42	4%
Total Lots Owned and Controlled	2,864	2,486	378	15%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Consistent with our focus on growing our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 23% year-over-year to 1,821 lots, 62% of which were controlled through option contracts. The increase in wholly owned lots owned and controlled was primarily due to our planned expansion in Arizona where we entered into contracts on three land parcels which totaled 267 aggregate lots.

The increase in fee building lots at June 30, 2017 compared to the prior year period was attributable to the Company being awarded contracts for five new fee building communities totaling 587 lots from its largest customer during the 2017 second quarter. This lot increase was largely offset by the record level of fee building homes delivered during the twelve months ended June 30, 2017.

Home Sales Revenue and New Homes Delivered

	Three Months Ended June 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	27	$67,279	$2,492	20	$54,900	$2,745	35%	23%	(9)%
Northern California	37	29,650	801	23	23,936	1,041	61%	24%	(23)%
Total	64	$96,929	$1,515	43	$78,836	$1,833	49%	23%	(17)%

	Six Months Ended June 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	49	$111,202	$2,269	31	$84,208	$2,716	58%	32%	(16)%
Northern California	69	55,133	799	40	36,931	923	73%	49%	(13)%
Total	118	$166,335	$1,410	71	$121,139	$1,706	66%	37%	(17)%
New home deliveries increased 49% during the 2017 second quarter as compared to the same period in 2016. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2016 and an increase in net new home orders during the period. Additionally, home sales revenue increased 23% during the 2017 second quarter as compared to the prior year period primarily due to the increase in new home deliveries, and was partially offset by a 17% decline in average sales price per delivery for the period. The year-over-year decrease in average sales price was driven by a product mix shift for both Southern California and Northern California, which is consistent with the Company's strategy to expand its product portfolio to include more affordable-priced homes. The average selling price for Southern California during the 2017 second quarter was influenced by deliveries from our higher-priced luxury product in Newport Coast, but was partially offset by two lower-priced communities in Irvine, CA. The decrease in average selling price for Northern California during the 2017 second quarter was largely due to an increase in deliveries from our lower-priced townhome community in Davis, CA.
New home deliveries increased 66% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2016 and an increase in net new home orders during the period. Home sales revenue for the first half of 2017 increased 37% compared to the same period in 2016 primarily due to an increase in new home deliveries, offset partially by a 17% decline in average sales price per delivery for the period. The year-over-year decrease in average sales price related to a product mix shift for both Southern California and Northern California as deliveries from lower-priced communities increased in proportion to total new home deliveries.
Homebuilding Gross Margin
Homebuilding gross margin for the 2017 second quarter was 13.6%, which included a $1.3 million non-cash inventory impairment charge isolated to one homebuilding community in Southern California due to slow monthly sales absorption and our determination that additional incentives would be required, compared to 12.0% for the same period in 2016. Homebuilding gross margin before impairments for the 2017 second quarter was 14.9% versus 12.0% in the prior year period. The 290 basis point improvement in homebuilding gross margin before impairments for the 2017 second quarter was primarily due to a change in product mix, including the favorable impact of higher margins from our Crystal Cove communities located in Newport Coast, CA. Excluding home sales impairments and interest in cost of home sales, the adjusted homebuilding gross margin percentages for the three months ended June 30, 2017 and June 30, 2016 were 16.7% and 13.3%, respectively. Homebuilding gross margin before impairments and adjusted homebuilding gross margin are non-GAAP measures. See the table below reconciling these non-GAAP financial measures to homebuilding gross margin, the nearest GAAP equivalent.
Homebuilding gross margin for the six months ended June 30, 2017 was 13.5%, which included a $1.3 million non-cash inventory impairment related to one homebuilding community in Southern California, compared to 12.4% for the prior year period. Excluding the inventory impairment charge, homebuilding gross margin before impairments for the first half of 2017 was 14.3% versus 12.4% for the same period in 2016. The 190 basis point improvement in homebuilding gross margin before impairments was primarily due to a change in product mix. Excluding home sales impairments and interest in cost of home sales, the adjusted homebuilding gross margin percentages for the six months ended June 30, 2017 and June 30, 2016 were 16.3%, and 13.9%, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in thousands)
Home sales revenue	$96,929	100.0%	$78,836	100.0%	$166,335	100.0%	$121,139	100.0%
Cost of home sales	83,788	86.4%	69,390	88.0%	143,853	86.5%	106,060	87.6%
Homebuilding gross margin	13,141	13.6%	9,446	12.0%	22,482	13.5%	15,079	12.4%
Add: Home sales impairments	1,300	1.3%	—	—%	1,300	0.8%	—	—%
Homebuilding gross margin before impairments(1)	14,441	14.9%	9,446	12.0%	23,782	14.3%	15,079	12.4%
Add: Interest in cost of home sales	1,720	1.8%	1,063	1.3%	3,271	2.0%	1,711	1.5%
Adjusted homebuilding gross margin(1)	$16,161	16.7%	$10,509	13.3%	$27,053	16.3%	$16,790	13.9%

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

Fee Building

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in thousands)
Fee building revenues	$47,181	100.0%	$30,028	100.0%	$102,798	100.0%	$72,965	100.0%
Cost of fee building	45,899	97.3%	28,317	94.3%	99,825	97.1%	69,231	94.9%
Fee building gross margin	$1,282	2.7%	$1,711	5.7%	$2,973	2.9%	$3,734	5.1%
Our fee building revenues include (i) billings to independent third-party land owners for general contracting services and (ii) management fees from our unconsolidated joint ventures for construction and sales management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities and joint venture management overhead. Besides allocable G&A expenses, there are no other material costs associated with management fees from our unconsolidated joint ventures.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner executes its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered.
For the three months ended June 30, 2017, fee building revenues increased 57% from the prior year period primarily due to an increase in fee building activity resulting from a higher number of homes under construction during the period. Included in fee building revenues for the three months ended June 30, 2017 and 2016 were (i) $46.0 million and $27.5 million of billings to land owners, respectively, and (ii) $1.2 million and $2.5 million of management fees from our unconsolidated joint ventures, respectively. The decrease in management fees from JVs was primarily the result of fewer deliveries and lower revenues from

JV communities, which is consistent with the Company’s strategic shift to emphasize wholly owned operations. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended June 30, 2017 and 2016, one customer comprised 97% and 92% of fee building revenue, respectively.
For the three months ended June 30, 2017, cost of fee building increased due to the increase in fee building activity, compared to the same periods during 2016. The amount of G&A expenses included in cost of fee building was $2.3 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively. Fee building gross margin percentage decreased to 2.7% for the three months ended June 30, 2017 from 5.7% in the prior year period. The overall decrease in fee building gross margins was largely due to a decrease in management fees received from joint ventures.
For the six months ended June 30, 2017, fee building revenues increased 41% from the prior year period primarily due to an increase in fee building activity resulting from a higher number of homes under construction during the period. Included in fee building revenues for the six months ended periods were (i) $100.4 million and $68.3 million of billings to land owners, respectively, and (ii) $2.4 million and $4.7 million of management fees from our unconsolidated joint ventures, respectively. The decrease in management fees from JVs was primarily the result of fewer deliveries and lower revenues from JV communities. For the six months ended June 30, 2017 and 2016, one customer comprised 98% and 94% of fee building revenue, respectively.
For the six months ended June 30, 2017, cost of fee building increased due to the increase in fee building activity, compared to the same periods during 2016. The amount of G&A expenses included in cost of fee building was $4.6 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively. Fee building gross margin percentage decreased to 2.9% for the six months ended June 30, 2017 from 5.1% in the prior year period. The overall decrease in fee building gross margins was largely due to a decrease in management fees received from joint ventures.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue		Six Months Ended June 30,		As a Percentage of Home Sales Revenue

	2017	2016	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Selling and marketing expenses	$6,376	$5,046	6.6%	6.4%	$11,377	$8,522	6.8%	7.0%
General and administrative expenses (“G&A”)	5,595	5,833	5.8%	7.4%	10,685	11,008	6.4%	9.1%
Total selling, marketing and G&A (“SG&A”)	$11,971	$10,879	12.4%	13.8%	$22,062	$19,530	13.3%	16.1%
During the 2017 second quarter, our SG&A operating leverage improved significantly, resulting in a 140 basis point reduction in our SG&A expense ratio compared to the 2016 second quarter. The improvement was largely attributable to the increase in home sales revenue, which was driven by an increase in new home deliveries and lower G&A expenses.
For the six months ended June 30, 2017, our SG&A expense ratio was 13.3%, a 280 basis point improvement from 16.1% for the same period in 2016. The improvement was largely attributable to the increase in home sales revenue, which was driven by an increase in new home deliveries and lower G&A expenses.
Equity in Net Income (Loss) of Unconsolidated Joint Ventures
As of June 30, 2017 and 2016, we had ownership interests in 12 unconsolidated joint ventures. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company's share of joint venture income for the three months ended June 30, 2017 was $0.2 million as compared to $3.9 million for the same period in 2016. The decrease in the Company's share of income was largely due to the close out of an unconsolidated joint venture known as "LR8" in the 2016 second quarter, which produced an income allocation of $0.5 million prior to close out and a gain of $1.1 million due to the purchase of our joint venture partner's interest for less than its carrying value. Additionally, a reduction in joint venture revenues from decreased home deliveries and lot sales, lower gross margins from joint venture home sales and timing of recognition of income due to joint venture distribution waterfalls also contributed to the year-over-year decrease in the Company's share of joint venture income. The decrease in joint venture homes sales gross margin was primarily due to increased deliveries in the 2017 second quarter from five Sacramento communities with lower margins than the communities that were delivering in the 2016 second quarter, which included our higher-margin Orchard Park project in the Bay Area, which delivered its last home in the 2017 first quarter. The decrease in the Company's share of joint venture income was partially offset by the close out of an unconsolidated joint venture known as "Larkspur" in the 2017 second quarter, which produced an income allocation of $0.1 million prior to close out and a gain of $0.3 million due to the purchase of our JV partner's interest for less than its carrying value as part of a negotiated transaction. The joint venture close outs mentioned are discussed in further detail within Note 11, "Related Party Transactions," in our accompanying Condensed Consolidated Financial Statements.
The Company's share of joint venture income for the six months ended June 30, 2017 was $0.5 million as compared to $3.9 million for the same period in 2016. The decrease in the Company's share of income was largely due to the close out of the LR8 unconsolidated joint venture in the 2016 second quarter noted above. Additionally, a reduction in joint venture revenues from decreased home deliveries and lot sales, lower gross margins from joint venture home sales and timing of recognition of income due to joint venture distribution waterfalls also contributed to the year-over-year decrease in the Company's share of joint venture income. The decrease in joint venture homes sales gross margin was primarily due to a mix shift in deliveries, including deliveries in the 2017 period from five Sacramento communities with lower margins that did not have deliveries in 2016 as well as the close out of our higher-margin Orchard Park project in the Bay Area, which delivered its last home in the 2017 first quarter. The decrease in the Company's share of joint venture income was partially offset by the close out of the Larkspur unconsolidated joint venture in the 2017 second quarter, which produced an income allocation of $0.1 million prior to close out and a gain of $0.3 million due to the purchase of our JV partner's interest for less than its carrying value as part of a negotiated transaction. The joint venture close outs mentioned are discussed in further detail within Note 11, "Related Party Transactions," in our accompanying Condensed Consolidated Financial Statements.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures
Net new home orders	54	30	24	80%	93	76	17	22%
New homes delivered	33	55	(22)	(40)%	65	100	(35)	(35)%
Average sales price of homes delivered					$914	$859	$55	6%

Home sales revenue	$34,240	$47,698	$(13,458)	(28)%	$59,386	$85,899	$(26,513)	(31)%
Land sales revenue	931	22,406	(21,475)	(96)%	2,405	26,162	(23,757)	(91)%
Total revenue	$35,171	$70,104	$(34,933)	(50)%	$61,791	$112,061	$(50,270)	(45)%
Net income (loss)	$(654)	$10,195	$(10,849)	(106)%	$(1,518)	$12,336	$(13,854)	(112)%

Selling communities at end of period					8	3	5	167%
Backlog (dollar value)					$70,941	$71,970	$(1,029)	(1)%
Backlog (homes)					90	76	14	18%
Average sales price of backlog					$788	$947	$(159)	(17)%

Homebuilding lots owned and controlled					520	610	(90)	(15)%
Land development lots owned and controlled					2,415	2,512	(97)	(4)%
Total lots owned and controlled					2,935	3,122	(187)	(6)%

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of $1.0 million and $1.5 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of $1.5 million and $1.3 million, respectively. Included in the three and six month periods for 2016 is an allocation of income from LR8 of $0.5 million due to a reduction in the warranty reserve and a $1.1 million gain from the closeout of LR8 due to the purchase of our JV partner's interest for less than its carrying value, which resulted in a provision for income taxes of $0.6 million for the three and six month periods ended June 30, 2016 and did not impact our effective tax rate. The effective tax rate for the three and six months ended June 30, 2017 and 2016 differs from the 35% federal statutory tax rate due to state income taxes partially offset by the tax benefit of production activities.

Liquidity and Capital Resources
Overview
Our principal sources of capital for the six months ended June 30, 2017 were proceeds from the sale of our senior notes due 2022, cash generated from home sales activities, advances from our unsecured revolving credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the six months ended June 30, 2017 were land purchases, land development, home construction, repayments on our revolving credit facility, contributions and advances to our unconsolidated joint ventures, operating expenses and the payment of routine liabilities.
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
We ended the second quarter of 2017 with $154.0 million of cash and cash equivalents, a $123.5 million increase from December 31, 2016, primarily as a result of the issuance of our senior notes due 2022. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of June 30, 2017 and December 31, 2016, we had $12.1 million and $22.8 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the independent third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $13.5 million and $24.3 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of June 30, 2017, we had outstanding borrowings of $325 million in aggregate principal related to our senior notes. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limits the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, or common and preferred equity. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $349.7 million as of June 30, 2017.
Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder to be used for general corporate purposes. Net proceeds from the Additional Notes will be used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (collectively, the “Notes”) will be paid semiannually in arrears on April 1 and October 1, commencing October 1, 2017. The Notes will mature on April 1, 2022.

The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the indenture for the Notes. Exceptions to the additional indebtedness limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15,000,000. The Notes are guaranteed by all of the Company's 100% owned subsidiaries, for more information about these guarantees, please see Note 16.

	June 30, 2017
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred	3.9	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.29	< 2.25 : 1.0
As of June 30, 2017, we were able to satisfy both the leverage condition and the interest coverage condition. The foregoing conditions are further defined and described in the indenture for the Notes.
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the “Credit Facility”) with a bank group with total commitments of $260 million and an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $350 million, subject to certain conditions, including the availability of bank commitments, and a maturity date of April 30, 2019. A portion of the net proceeds from the sale of our senior notes due 2022 was used to repay the outstanding balance of the Credit Facility, and as of June 30, 2017 the balance was zero. We may repay advances at any time without premium or penalty. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2017, the interest rate under the facility was 3.72%.
Under our Credit Facility, we are required to comply with certain financial covenants, including but not limited to those summarized in the table below, and as described and defined further in the Credit Facility:

	June 30, 2017
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets	$153,959	$8,239
EBITDA to Interest Incurred	3.9	> 1.5 : 1.0
Tangible Net Worth	$247,710	$176,341
Leverage Ratio	42%	< 65%
Adjusted Leverage Ratio (1)	33%	< 50%

(1)    Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity.
As of June 30, 2017, we were in compliance with all financial covenants under our Credit Facility.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Total debt, net	$318,121	$118,000
Equity, exclusive of noncontrolling interest	247,710	244,523
Total capital	$565,831	$362,523
Ratio of debt-to-capital (1)	56.2%	32.5%

Total debt, net	$318,121	$118,000
Less: cash, cash equivalents and restricted cash	154,047	31,081
Net debt	164,074	86,919
Equity, exclusive of noncontrolling interest	247,710	244,523
Total capital	$411,784	$331,442
Ratio of net debt-to-capital (2)	39.8%	26.2%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by the sum of total debt plus equity, exclusive of noncontrolling interest.

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

Cash Flows — Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $71.4 million for the six months ended June 30, 2017 versus $165.7 million for the six months ended June 30, 2016. The year-over-year change was primarily a result of a net decrease in cash outflows for real estate inventories of $74.4 million in the 2017 period compared to $164.5 million in the 2016 period. While land deposit and land acquisition spend decreased, the Company continued to make significant investments in real estate inventories as cash outflows for real estate inventories were offset in the 2017 second quarter by increased home deliveries as compared to the prior year period and a greater utilization of rolling option takedowns.

•
Net cash used in investing activities was $4.7 million for the six months ended June 30, 2017 compared to $3.5 million provided by investing activities for the six months ended June 30, 2016. For the six months ended June 30, 2017, our net contributions and advances to unconsolidated joint ventures were $5.6 million compared to a net distribution from unconsolidated joint ventures of $1.7 million during the six months ended June 30, 2016 and was the primary reason net cash used in investing activities increased. The reduction in distributions from unconsolidated joint ventures primarily related to the reduction in revenues, new home deliveries, and the completion of certain joint venture communities.

•
Net cash provided by financing activities was $199.5 million for the six months ended June 30, 2017 versus $146.2 million for the six months ended June 30, 2016. The increase was primarily due to an increase in net borrowings, in particular the sale of our Senior Notes due 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on equity. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of June 30, 2017, we had $39.3 million of non-refundable and $0.2 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $402.8 million (net of deposits). These cash deposits are included as a component of our real estate inventories on the consolidated balance sheets.

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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value (“LTV”) maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2017 and December 31, 2016, $61.0 million and $56.0 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $9.6 million and $8.6 million, respectively, as of June 30, 2017 and December 31, 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
As of June 30, 2017, we held ownership interests in 12 unconsolidated joint ventures, eight of which related to homebuilding activities and four related to land development as noted below. We were a party to four loan-to-value maintenance agreements related to unconsolidated joint ventures as of June 30, 2017. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of June 30, 2017:

			June 30, 2017
	Year Formed	Location		Total Joint Venture			NWHM Equity (2)	Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(3)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	4,810	—	2,415	724	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(4)	2012	Santa Clarita, CA	10%	1,565	—	806	202	—%	N/A	—	—
TNHC Newport LLC (Meridian)(4)	2013	Newport Beach, CA	12%	3,864	—	1,524	270	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	90,180	29,920	56,068	5,605	35%	Yes	—	305
TNHC Russell Ranch LLC (Russell Ranch)(4)(5)(6)	2013	Folsom, CA	35%	60,905	20,000	35,856	12,550	36%	No	19,706	870
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	3,069	—	1,615	750	—%	N/A	—	—
Calabasas Village LP (Avanti)(4)	2013	Calabasas, CA	10%	55,170	12,510	39,425	4,933	24%	Yes	1,000	42
TNHC-HW Cannery LLC (Cannery Park)(6)	2013	Davis, CA	35%	13,043	—	8,676	3,036	—%	N/A	—	110
Arantine Hills Holdings LP (Bedford Ranch)(4)(6)	2014	Corona, CA	5%	123,847	—	123,267	6,160	—%	N/A	2,950	1,435
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	20%	31,764	12,774	18,161	4,750	41%	Yes	—	35
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	63,836	30,907	30,071	7,977	51%	Yes	—	66
DMB/TNHC LLC (Sterling at Silverleaf)	2016	Scottsdale, AZ	50%	4,588	—	4,537	2,269	—%	N/A	232	72
Total Unconsolidated Joint Ventures				$456,641	$106,111	$322,421	$49,226	25%		$23,888	2,935

(1)
Scheduled maturities of the unconsolidated joint venture debt as of June 30, 2017 are as follows: $54.3 million matures in 2017, $16.5 matures in 2018 and $35.7 million matures in 2019. Projects at McKinley Village and Mountain Shadows have multiple debt instruments, some of which do not have LTV maintenance agreements.

(2)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $6.0 million in advances to unconsolidated joint ventures and $0.7 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(3)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of June 30, 2017. Actual contributions may differ materially.

(4)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(5)	The debt associated with this joint venture consists of a land seller note.

(6)	Land development joint venture.

As of June 30, 2017, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and six months ended June 30, 2017.

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
In addition, on March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represents a yield to maturity of 6.438%.  The Notes represent fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow.  For a discussion regarding the fair value of the Notes, see Note 9, “Fair Value Disclosures” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.  Furthermore, we intend to register the Notes later this year pursuant to our obligations under two registration rights agreements entered into with Credit Suisse Securities (USA) LLC, acting as representative of the initial purchasers of the Notes.  If we fail to register the Notes by mid-November, 2017, as set forth in the registration rights agreements, we have agreed to pay additional interest to the holders of the effected Notes at a rate of 0.25% per annum for the first 90-day period immediately following the occurrence of such default, with such rate increasing by an additional 0.25% per annum with respect to each subsequent 90-day period until all such defaults have been cured, up to a maximum additional interest rate of 1.0% per annum.
We do not believe that the future market rate risks related to the above Notes will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating controls and procedures specified in the SEC's rules and forms, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Change in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
We are involved in various claims and litigation arising in the ordinary course of business. We do not believe that any such claims and litigation will materially affect our results of operations or financial position. For more information regarding how we account for legal proceedings, see Note 10, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.
Item 1A. Risk Factors

The following Risk Factors under the heading “Risks Related to Our Indebtedness” below amend and restate the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the headings “Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations; “Our current financing arrangements contain, and our future financing arrangements will likely contain, restrictive covenants relating to our operations”; and “Interest expense on debt we incur may limit our cash available to fund our growth strategies.”
Risks Related to Our Indebtedness
Our level of indebtedness may adversely affect our financial condition and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the “Notes”), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. As of June 30, 2017, we had approximately $318.1 million in aggregate principal amount of debt outstanding, net of the unamortized discount of $2.5 million, unamortized premium of $2.0 million, and $6.4 million of debt issuance costs. In addition, we have $260.0 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit and $260.0 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our revolving credit facility. Moreover, the terms of the indenture governing the Notes and our revolving credit facility permit us to incur additional debt, in each case, subject to certain restrictions. Incurring substantial debt subjects us to many risks that, if realized, would adversely affect us, including the risk that:

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
In addition, our revolving credit facility contains a maximum leverage ratio of 65%, which, as defined in our credit agreement, is calculated on a net debt basis after a minimum liquidity threshold. Our leverage ratio as of June 30, 2017, as calculated under our revolving credit facility, was approximately 42%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under our revolving credit facility could have a material adverse effect on our operations and financial condition.
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
As of June 30, 2017, we had approximately $318.1 million in aggregate principal amount of debt outstanding, net of the unamortized discount of $2.5 million, unamortized premium of $2.0 million, and $6.4 million of debt issuance costs. In addition, we have $260.0 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit and $260.0 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our senior unsecured revolving credit facility. As part of our financing strategy, in addition to our sale of the Notes, we may incur a significant amount of additional debt. Our revolving credit facility has, and any additional debt we subsequently incur may have, a floating rate of interest. Our Notes have a fixed rate of interest. We may incur fixed rate debt in the future that may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of a favorable return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
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

We could incur additional interest expense if we are not able to register our $325 million aggregate principal amount of 7.25% Senior Notes due 2022 in a timely manner.
The Notes were sold on March 17, 2017 and May 4, 2017 in private transactions exempt from the registration requirements of the Securities Act of 1933. We agreed to register the Notes under two registration rights agreements entered into with Credit Suisse Securities (USA) LLC, acting as representative of the initial purchasers of the Notes. If the Notes have not been registered within 240 days after March 17, 2017, the Company will incur additional interest expense in the amount of 0.25% per annum during the 90-day period immediately following the occurrence of any Registration Default. Additional interest expense shall increase by 0.25% per annum at the end of each subsequent 90-day period, up to a maximum additional interest rate of 1.0% per annum. As of June 30, 2017, the Notes have not yet been registered under the Securities Act, but the Company intends to file for registration during the third quarter of 2017.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended June 30, 2017.

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

4.4	Form of 7.250% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 20, 2017)

4.5*	First Supplemental Indenture dated as of April 28, 2017 between the Company and U.S. Bank National Association.

4.6
Officers' Certificate, dated May 4, 2017, delivered pursuant to the Indenture, and setting forth the terms of the Additional Notes 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.1*	Letter agreement re: Arantine Hills Holdings LP - funding Excess Shortfall among TNHC-Arantine GP LLC, TNHC Land Company LLC and Arantine Hills Equity LP dated as of June 28, 2017

10.2
Registration Rights Agreement, dated as of May 4, 2017, between the Company, the Guarantors and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2017)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated July 27, 2017

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated July 27, 2017

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated July 27, 2017

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated July 27, 2017

101*
The following materials from The New Home Company Inc.’s Annual Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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
Date: July 27, 2017