Form 10-Q
period 2017-09-30
New Home Co Inc.
filed 2017-10-27
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of October 25, 2017: 20,876,623

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and cash equivalents	$62,443	$30,496
Restricted cash	213	585
Contracts and accounts receivable	14,446	27,833
Due from affiliates	554	1,138
Real estate inventories	478,541	286,928
Investment in and advances to unconsolidated joint ventures	56,814	50,857
Other assets	25,096	21,299
Total assets	$638,107	$419,136

Liabilities and equity
Accounts payable	$36,078	$33,094
Accrued expenses and other liabilities	30,684	23,418
Unsecured revolving credit facility	—	118,000
Senior notes, net	318,452	—
Total liabilities	385,214	174,512
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,876,623 and 20,712,166, shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	209	207
Additional paid-in capital	198,757	197,161
Retained earnings	53,836	47,155
Total stockholders' equity	252,802	244,523
Noncontrolling interest in subsidiary	91	101
Total equity	252,893	244,624
Total liabilities and equity	$638,107	$419,136
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Home sales	$114,622	$125,142	$280,957	$246,281
Fee building, including management fees from unconsolidated joint ventures of $1,324, $1,539, $3,755 and $6,251, respectively	43,309	52,761	146,107	125,726
	157,931	177,903	427,064	372,007
Cost of Sales:
Home sales	95,992	105,799	238,545	211,859
Home sales impairments	—	—	1,300	—
Fee building	41,808	50,832	141,633	120,063
	137,800	156,631	381,478	331,922

Gross Margin:
Home sales	18,630	19,343	41,112	34,422
Fee building	1,501	1,929	4,474	5,663
	20,131	21,272	45,586	40,085

Selling and marketing expenses	(6,860)	(6,055)	(18,237)	(14,577)
General and administrative expenses	(6,465)	(6,468)	(17,150)	(17,476)
Equity in net income of unconsolidated joint ventures	99	488	606	4,428
Other income (expense), net	69	(195)	34	(590)
Income before income taxes	6,974	9,042	10,839	11,870
Provision for income taxes	(2,656)	(3,465)	(4,168)	(4,718)
Net income	4,318	5,577	6,671	7,152
Net (income) loss attributable to noncontrolling interest	—	(30)	10	90
Net income attributable to The New Home Company Inc.	$4,318	$5,547	$6,681	$7,242

Earnings per share attributable to The New Home Company Inc.:
Basic	$0.21	$0.27	$0.32	$0.35
Diluted	$0.21	$0.27	$0.32	$0.35
Weighted average shares outstanding:
Basic	20,876,315	20,711,952	20,839,507	20,675,233
Diluted	20,999,673	20,797,731	20,949,499	20,764,480
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Stockholders’ Equity					Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2015	20,543,130	$205	$194,437	$26,133	$220,775	$922	$221,697
Net income (loss)	—	—	—	7,242	7,242	(90)	7,152
Noncontrolling interest distribution	—	—	—	—	—	(725)	(725)
Stock-based compensation expense	—	—	2,602	—	2,602	—	2,602
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	(62,467)	—	(647)	—	(647)	—	(647)
Excess tax provision from stock-based compensation	—	—	(97)	—	(97)	—	(97)
Shares issued through stock plans	231,289	2	(2)	—	—	—	—
Balance at September 30, 2016	20,711,952	$207	$196,293	$33,375	$229,875	$107	$229,982

Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$101	$244,624
Net income (loss)	—	—	—	6,681	6,681	(10)	6,671
Stock-based compensation expense	—	—	2,086	—	2,086	—	2,086
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	(55,962)	—	(590)	—	(590)	—	(590)
Shares issued through stock plans	220,419	2	100	—	102	—	102
Balance at September 30, 2017	20,876,623	$209	$198,757	$53,836	$252,802	$91	$252,893

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$6,671	$7,152
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(54)	1,181
Amortization of equity based compensation	2,086	2,602
Excess income tax provision from stock-based compensation	—	97
Distributions of earnings from unconsolidated joint ventures	1,588	1,931
Inventory impairments	1,300	—
Equity in net income of unconsolidated joint ventures	(606)	(4,428)
Deferred profit from unconsolidated joint ventures	560	541
Depreciation	344	381
Abandoned project costs	238	498
Net changes in operating assets and liabilities:
Restricted cash	372	11
Contracts and accounts receivable	13,448	2,717
Due from affiliates	504	91
Real estate inventories	(179,607)	(159,778)
Other assets	(3,766)	(4,894)
Accounts payable	2,859	11,927
Accrued expenses and other liabilities	(6,257)	(6,430)
Due to affiliates	—	(293)
Net cash used in operating activities	(160,320)	(146,694)
Investing activities:
Purchases of property and equipment	(145)	(379)
Cash assumed from joint venture at consolidation	995	2,009
Contributions and advances to unconsolidated joint ventures	(21,296)	(7,707)
Distributions of capital and repayment of advances to unconsolidated joint ventures	13,650	13,977
Interest collected on advances to unconsolidated joint ventures	468	—
Net cash provided by (used in) investing activities	(6,328)	7,900
Financing activities:
Borrowings from credit facility	72,000	193,000
Repayments of credit facility	(190,000)	(38,000)
Proceeds from senior notes	324,465	—
Borrowings from other notes payable	—	343
Repayments of other notes payable	—	(15,636)
Payment of debt issuance costs	(7,382)	(1,064)
Cash distributions to noncontrolling interest in subsidiary	—	(725)
Minimum tax withholding paid on behalf of employees for stock awards	(590)	(647)
Excess income tax provision from stock-based compensation	—	(97)
Proceeds from exercise of stock options	102	—
Net cash provided by financing activities	198,595	137,174
Net increase (decrease) in cash and cash equivalents	31,947	(1,620)
Cash and cash equivalents – beginning of period	30,496	45,874
Cash and cash equivalents – end of period	$62,443	$44,254
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

Restricted Cash

Restricted cash of $0.2 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If real estate assets are considered impaired, the impairment adjustments are calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate projects using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs (including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the nine months ended September 30, 2017, we recorded an impairment charge of $1.3 million relating to one community in Southern California. For additional detail regarding the impairment charge, please see Note 4.

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

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a per-unit fixed fee or based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the third-party property owner. In accordance with ASC 605, Revenue Recognition (“ASC 605”), revenues from fee building services are recognized using a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2017 and 2016, one customer comprised 97%, 97%, 97%, and 95% of fee building revenue, respectively. The balance of the fee building revenues represented management fees primarily earned from unconsolidated joint ventures. As of September 30, 2017 and December 31, 2016, one customer comprised 81% and 87% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2017 and December 31, 2016, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of September 30, 2017 and December 31, 2016, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of September 30, 2017, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and nine months ended September 30, 2017 and 2016, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, no allowance was recorded related to contracts and accounts receivable.

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

Beginning January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 had no effect on beginning retained earnings or any other components of equity or net assets. The Company has elected to apply the amendments in ASC 2016-09 related to the presentation of excess income tax provisions on the statement of cash flows using a prospective transition method resulting in no adjustment to the classification of the prior year excess income tax provision from stock-based compensation in the accompanying condensed consolidated statement of cash flows.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASU 2014-09 supersedes existing industry specific accounting literature relating to how a company expenses certain selling and marketing costs. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. As a public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017, and at that time, we expect to adopt the new standard under the modified retrospective approach.

Under the modified retrospective approach, we will recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. In anticipation of this adoption, we have developed an implementation plan and are working to identify significant changes to our financial statements and accounting policies. At this time, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount of our revenues. We will continue to evaluate the impact that adoption of ASU 2014-09 will have on the timing of recognition of our revenues. Although we are still evaluating the accounting for selling and marketing costs under the new standard, adoption of ASU 2014-09 may impact the timing of recognition and classification of certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Currently, these costs are capitalized and amortized to selling and marketing expenses as homes are delivered. Upon adoption of ASU 2014-09, portions of these costs directly attributable to a home that are determined to be recoverable, may be reclassified. The adoption of ASU 2014-09 by our unconsolidated joint ventures may impact the timing of recognition of income or loss allocations from these entities. We continue to evaluate the impact the adoption may have on other aspects of our business and on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets (referred to as “lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company's lease contracts primarily consist of rental agreements for office space and copiers or printers where we are the lessee. The Company has begun the process of evaluating these lease contracts and believes all would be considered operating leases. Upon adoption, we expect to add a right-of-use asset and a lease liability to our consolidated balance sheet. The Company will recognize lease expense on a straight-line basis, consistent with our current policy for office rent. We are evaluating the impact of ASU 2016-02 and the potential effects it will have on our consolidated financial statements.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Computation of Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$4,318	$5,547	$6,681	$7,242

Denominator:
Basic weighted-average shares outstanding	20,876,315	20,711,952	20,839,507	20,675,233
Effect of dilutive shares:
Stock options and unvested restricted stock units	123,358	85,779	109,992	89,247
Diluted weighted-average shares outstanding	20,999,673	20,797,731	20,949,499	20,764,480

Basic earnings per share attributable to The New Home Company Inc.	$0.21	$0.27	$0.32	$0.35
Diluted earnings per share attributable to The New Home Company Inc.	$0.21	$0.27	$0.32	$0.35

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	831,270	845,331	838,572	866,139

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$141,633	$178,103
Estimated earnings	4,474	8,404
	146,107	186,507
Less: amounts collected during the period	(134,400)	(162,203)
Contracts receivable	$11,707	$24,304

Contracts receivable:
Billed	$—	$—
Unbilled	11,707	24,304
	11,707	24,304
Accounts receivable:
Escrow receivables	2,666	3,385
Other receivables	73	144
Contracts and accounts receivable	$14,446	$27,833
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet billable pursuant to contract terms or administratively not invoiced. All unbilled receivables as of September 30, 2017 and December 31, 2016 are expected to be billed and collected

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

within 30 days. Accounts payable at September 30, 2017 and December 31, 2016 includes $10.6 million and $22.8 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deposits and pre-acquisition costs	$41,262	$38,723
Land held and land under development	75,179	98,596
Homes completed or under construction	336,229	93,628
Model homes	25,871	55,981
	$478,541	$286,928

All of our deposits and pre-acquisition costs are non-refundable, except for refundable deposits of $0.1 million and $4.1 million as of September 30, 2017 and December 31, 2016, respectively.
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
In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community level, on a quarterly basis or whenever indicators of impairment exist. For the nine months ended September 30, 2017, the Company recognized real estate-related impairments of $1.3 million in cost of sales resulting in a decrease of the same amount to income before income taxes for our homebuilding segment. Fair value for the homebuilding project impaired during the nine months ended September 30, 2017 was calculated under a discounted cash flow model. The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Inventory impairments:
Home sales	$—	$—	$1,300	$—
Total inventory impairments	$—	$—	$1,300	$—

Remaining carrying value of inventory impaired at period end	$—	$—	$11,310	$—
Number of projects impaired during the period	—	—	1	—
Total number of projects subject to periodic impairment review during the year (1)	26	24	26	24

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
Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income of unconsolidated joint ventures as related joint venture homes or lots close. For the three and nine months ended September 30, 2017 and 2016 interest incurred, capitalized and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest incurred	$6,780	$2,273	$15,217	$5,243
Interest capitalized to inventory	(6,232)	(2,273)	(13,982)	(5,243)
Interest capitalized to investments in unconsolidated joint ventures	(548)	—	(1,235)	—
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$10,821	$5,449	$6,342	$4,190
Interest capitalized as a cost of inventory	6,232	2,273	13,982	5,243
Capitalized interest acquired from unconsolidated joint venture at consolidation	76	—	76	—
Previously capitalized interest included in cost of sales	(2,448)	(1,306)	(5,719)	(3,017)
Capitalized interest in ending inventory	$14,681	$6,416	14,681	6,416

Capitalized interest in beginning investment in unconsolidated joint ventures	687	—	—	—
Interest capitalized to investments in unconsolidated joint ventures	548	—	1,235	—
Capitalized interest transferred from investment in unconsolidated joint venture to inventory upon consolidation	(76)	—	(76)	—
Previously capitalized interest included in equity in net income of unconsolidated joint ventures	(5)	—	(5)	—
Capitalized interest in ending investments in unconsolidated joint ventures	1,154	—	1,154	—
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$15,835	$6,416	$15,835	$6,416

Capitalized interest as a percentage of inventory	3.1%	1.7%	3.1%	1.7%
Interest included in cost of sales as a percentage of home sales revenue	2.1%	1.0%	2.0%	1.2%

Capitalized interest as a percentage of investments in and advances to unconsolidated joint ventures	2.0%	—%	2.0%	—%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Investments in and Advances to Unconsolidated Joint Ventures

As of September 30, 2017 and December 31, 2016, the Company had ownership interests in 11 and 13, respectively, unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method are as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Cash and cash equivalents	$27,380	$33,683
Restricted cash	15,003	8,374
Real estate inventories	409,633	386,487
Other assets	3,283	1,664
Total assets	$455,299	$430,208

Accounts payable and accrued liabilities	$34,452	$28,706
Notes payable	89,664	97,664
Total liabilities	124,116	126,370
The New Home Company's equity	50,593	46,857
Other partners' equity	280,590	256,981
Total equity	331,183	303,838
Total liabilities and equity	$455,299	$430,208
Debt-to-capitalization ratio	21.3%	24.3%
Debt-to-equity ratio	27.1%	32.1%

As of September 30, 2017 and December 31, 2016, the Company had advances outstanding of approximately $5.1 million and $4.0 million, respectively, to these unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances relate to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bears interest at 10% per annum and matures on October 31, 2017, with the right to extend to October 31, 2018 at the borrower's election.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues	$45,889	$34,464	$107,680	$146,525
Cost of sales and expenses	45,463	32,047	108,772	130,147
Net income (loss) of unconsolidated joint ventures	$426	$2,417	$(1,092)	$16,378
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$99	$488	$606	$4,428

For the three and nine months ended September 30, 2017 and 2016, the Company earned $1.3 million, $3.8 million, $1.5 million, and $6.3 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 11 to the unaudited condensed consolidated financial statements.
In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly-owned subsidiary of the Company. The purchase consideration and

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture, remeasured at fair value, are included in real estate inventories as of September 30, 2017.
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture (Larkspur) allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $0.3 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
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

6.    Other Assets
Other assets consist of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Capitalized selling and marketing costs(1)	$12,539	$10,101
Deferred tax asset, net	8,488	8,434
Property and equipment, net of accumulated depreciation	658	857
Prepaid expenses	3,411	1,907
	$25,096	$21,299

(1)
The Company amortized $1.8 million, $5.1 million, $1.6 million, and $4.0 million of capitalized selling and marketing project costs to selling and marketing expenses during the three and nine months ended September 30, 2017 and 2016, respectively.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Warranty accrual	$5,531	$4,931
Accrued compensation and benefits	5,284	6,786
Accrued interest	13,076	648
Completion reserve	2,258	1,355
Income taxes payable	1,669	7,147
Deferred profit from unconsolidated joint ventures	396	957
Other accrued expenses	2,470	1,594
	$30,684	$23,418
Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$5,076	$4,874	$4,608	$3,846
Warranty provision for homebuilding projects	411	369	1,013	1,174
Warranty assumed from joint venture at consolidation	—	—	358	469
Adjustment to warranty accrual	—	(1,065)	—	(1,065)
Warranty payments for homebuilding projects	(279)	(168)	(771)	(414)
Ending warranty accrual for homebuilding projects	5,208	4,010	5,208	4,010

Beginning warranty accrual for fee building projects	323	331	323	335
Warranty provision for fee building projects	—	—	—	—
Warranty efforts for fee building projects	—	(6)	—	(10)
Ending warranty accrual for fee building projects	323	325	323	325
Total ending warranty accrual	$5,531	$4,335	$5,531	$4,335

8.    Senior Notes and Unsecured Revolving Credit Facility
Notes payable consisted of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$318,452	$—
Senior unsecured revolving credit facility	—	118,000
Total Notes Payable	$318,452	$118,000

The carrying amount of our senior notes listed above is net of the unamortized discount of $2.3 million, unamortized premium of $1.9 million, and $6.1 million of debt issuance costs that are amortized to interest costs over the respective terms of the notes.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes"), in a private placement. The Existing Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder to be used for general corporate purposes. Net proceeds from the Additional Notes are used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together the "Original Notes") will be paid semiannually in arrears on April 1 and October 1, which commenced October 1, 2017 and will mature on April 1, 2022. In accordance with its obligations under two registration rights agreements executed in connection with the private placements of the Original Notes, on September 8, 2017, the Company completed an exchange offer of the Original Notes for an equal principal amount of 7.25% Senior Notes due 2022 (the "Notes") which terms are identical in all material respects to the Original Notes except that the Notes are registered under the Securities Act of 1933, as amended (the "Securities Act") and are freely tradeable in accordance with applicable law.

The Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. See Note 16 for information about the guarantees and supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group. On September 27, 2017, the Company entered into a Modification Agreement (the “Modification”) to its Credit Facility. The Modification, among other things, (i) extends the maturity date of the revolving credit facility to September 1, 2020, (ii) decreases (A) the total commitments under the facility to $200 million from $260 million and (B) the accordion feature to $300 million from $350 million, (iii) revises certain financial covenants, including the tangible net worth, minimum liquidity, and interest coverage tests, in addition to providing relief on compliance with the interest coverage test so long as the Company maintains cash equal to not less than the trailing twelve month consolidated interest incurred, and (iv) adds certain wholly owned subsidiaries as guarantors. As of September 30, 2017, we had no outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2017, the interest rate under the Credit Facility was 3.98%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of September 30, 2017, the Company was in compliance with all financial covenants. For more information regarding the financial covenants, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Unsecured Revolving Credit Facility."

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's senior notes. The estimated value is based on Level 2 inputs, which primarily reflect estimated prices for our Notes obtained from outside pricing sources.

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$318,452	$335,563	$—	$—

(1) The carrying value for the Senior Notes, as presented, is net of the unamortized discount of $2.3 million, unamortized premium of $1.9 million, and $6.1 million of debt issuance costs. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.
The Company determined that the fair value estimate of its unsecured revolving credit facility is classified as Level 3 within the fair value hierarchy. The Company had no outstanding balance on the revolving credit facility at September 30, 2017, and the estimated fair value of the outstanding revolving credit facility balance at December 31, 2016 approximated the carrying value due to the short-term nature of LIBOR contracts.
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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the nine months ended September 30, 2017, the Company recognized a real estate-related impairment adjustment of $1.3 million related to one homebuilding community. The impairment adjustment was made using Level 3 inputs and assumptions. The carrying value of the real estate inventories subject to the impairment adjustments was $11.3 million at September 30, 2017.

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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2017 and December 31, 2016, $46.4 million and $56.0 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $8.0 million and $8.6 million, respectively, as of September 30, 2017 and December 31, 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from “bad boy acts” of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $48.8 million and $44.0 million, respectively. The estimated remaining costs to complete of such improvements as of September 30, 2017 and December 31, 2016 were $17.2 million and $15.7 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of September 30, 2017, our affiliated unconsolidated joint ventures had $1.8 million in outstanding letters of credit issued under this facility and the Company had no obligations associated with such outstanding JV letters of credit.
During the 2017 third quarter, the Company amended a joint venture agreement pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the joint venture project and posted a $5.1 million non-refundable deposit for the acquisition of such lots. The agreement allows for the Company to enter the property in advance of the closing date to perform certain improvements, which it expects to begin in the 2018 second quarter. If the Company does not acquire the lots, it is obligated to reimburse the joint venture for these improvement costs. At this time, the Company estimates that the total cost for these improvements will be $17.0 million.

11.    Related Party Transactions
During the three and nine months ended September 30, 2017 and 2016, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.8 million, $5.8 million, $2.6 million and $7.0 million, respectively. As of September 30, 2017 and December 31, 2016, $0.3 million and $0.2 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the “Management Agreements”). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and nine months ended September 30, 2017 and 2016, the Company earned $1.3 million, $3.8 million, $1.5 million and $6.3 million,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, $0.1 million and $0.6 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. A separate member of the Company's board of directors is also affiliated with an entity that has investments in three of the Company's unconsolidated joint ventures. As of September 30, 2017, the Company's investment in these five unconsolidated joint ventures totaled $28.1 million. During the 2017 second quarter, one of these joint venture agreements was amended to increase the Company's funding obligation by $4.0 million over the existing contribution cap. During the 2017 third quarter, the Company amended another one of these joint venture agreements pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the project. At September 30, 2017, the Company had a $5.1 million non-refundable deposit outstanding related to this purchase.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and nine months ended September 30, 2017 and 2016, the Company incurred $0.1 million, $0.4 million, $32,000 and $0.2 million, respectively, for these services. The Company's unconsolidated joint ventures incurred $0.1 million, $0.7 million, $0.1 million and $0.5 million, respectively, for these services. Of these costs, $4,000 and $33,000 was due to TL Fab LP from the Company at September 30, 2017 and December 31, 2016, respectively, and $134,000 and $14,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at September 30, 2017 and December 31, 2016, respectively.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At September 30, 2017 and December 31, 2016, $0.3 million and $0.6 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures. In addition, at September 30, 2017 and December 31, 2016, $0.7 million and $0.7 million, respectively, of deferred gain from lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with one of its unconsolidated joint ventures, TNHC-HW Cannery LLC ("TNHC-HW Cannery"), requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the nine months ended September 30, 2017, the Company was refunded $0.2 million from TNHC-HW Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation, and as of September 30, 2017, no profit participation was due to TNHC-HW Cannery. Also per the purchase agreement, the Company is due $0.1 million in fee credits from TNHC-HW Cannery LLC at September 30, 2017 which is included in due from affiliates in the accompanying condensed consolidated balance sheets. As of December 31, 2016, $0.2 million of profit participation overpayments and $0.1 million in fee credits was due to the Company from TNHC-HW Cannery and included in due from affiliates in the accompanying consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. Mr. Davis is expected to work approximately, but not more than, 20 consulting hours per month. For his services, he is compensated $5,000 per month. His current agreement terminates on July 26, 2018 with the option to extend the agreement one year, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. At September 30, 2017, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fee building contract pursuant to which the Company will act in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs.
On June 29, 2015, the Company formed a new unconsolidated joint venture and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the three and nine months ended September 30, 2017, $0.1 million and $0.2 million, respectively, of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures, and at September 30, 2017, $0.1 million remained unrecognized and included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
As of September 30, 2017 and December 31, 2016, the Company had advances outstanding of approximately $5.1 million and $4.0 million, respectively, to an unconsolidated joint venture, Encore McKinley Village. The note bears interest at 10% per annum and matures on October 31, 2017, with the right to extend to October 31, 2018. For the three and nine months ended September 30, 2017, the Company earned $0.1 million and $0.4 million in interest income on the unsecured promissory note which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, $3,000 and $44,000 of interest income was due to the Company and included in due from affiliates in the accompanying condensed consolidated balance sheets.
On February 17, 2017 (the "Transition Date"), the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement also provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar will be compensated $16,800 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award will continue to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At September 30, 2017, no fees were due to Mr. Stelmar for his consulting services.
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture (Larkspur) allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, and in accordance with ASC 805, Business Combinations, the Company also recognized a gain of $0.3 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
In April 2017, the Company entered into an agreement to purchase land from an affiliate of an entity that owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The agreement allows the Company the option to purchase approximately 92 lots in Northern California in a phased takedown

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for a total purchase price of $16.1 million. As of September 30, 2017, the Company has taken down four lots and has a $0.5 million non-refundable deposit outstanding on the remaining lots.
In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly-owned subsidiary of the Company. There was no remeasurement gain or loss on our unconsolidated interest prior to the change in control. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories as of September 30, 2017.

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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards under the 2016 Incentive Plan. As of September 30, 2017, 32,830 shares remain available for grant under the 2014 Incentive Plan and 464,928 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option and restricted stock unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.
A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2017 and 2016 is presented below:

	Nine Months Ended September 30,
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock unit activity as of and for the nine months ended September 30, 2017 and 2016 is presented below:

	Nine Months Ended September 30,
	2017		2016
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	474,989	$10.66	308,386	$14.20
Granted	343,933	$10.84	414,045	$10.05
Vested	(211,131)	$10.75	(231,289)	$14.22
Forfeited	(26,194)	$10.82	(11,796)	$12.10
Outstanding, end of period	581,597	$10.72	479,346	$10.66
The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Expense related to:
Stock options	$—	$300	$11	$747
Restricted stock units	780	560	2,075	1,855
	$780	$860	$2,086	$2,602
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant. At September 30, 2017, the amount of unearned stock-based compensation currently estimated to be expensed through 2020 is $4.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes
For the three months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of $2.7 million and $3.5 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of $4.2 million and $4.7 million, respectively. Included in the nine month period for 2016 is an allocation of income from LR8 of $0.5 million due to a reduction in the warranty reserve and a $1.1 million gain from the closeout of LR8 due to the purchase of our JV partner's interest for less than its carrying value, which resulted in a provision for income taxes of $0.6 million for the nine month period ended September 30, 2016 and did not impact our effective tax rate. The effective tax rate for the three and nine months ended September 30, 2017 and 2016 differs from the 35% federal statutory tax rate due to state income taxes partially offset by the tax benefit of production activities.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues:
Homebuilding	$114,622	$125,142	$280,957	$246,281
Fee building, including management fees	43,309	52,761	146,107	125,726
Total	$157,931	$177,903	$427,064	$372,007

Income before income taxes:
Homebuilding	$5,473	$7,113	$6,365	$6,207
Fee building, including management fees	1,501	1,929	4,474	5,663
Total	$6,974	$9,042	$10,839	$11,870

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Homebuilding	$625,300	$393,095
Fee building	12,807	26,041
Total	$638,107	$419,136

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$9,700	$8,270
Supplemental disclosures of non-cash transactions
Assets assumed from unconsolidated joint ventures	$3,877	$46,811
Liabilities and equity assumed from unconsolidated joint ventures	$4,872	$47,197

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

As the guarantees were made in connection with the first and second quarter 2017 offering of notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the period presented. If any subsidiaries are released from the guarantees in future periods, the changes are reflected prospectively.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$37,378	$24,861	$204	$—	$62,443
Restricted cash	—	213	—	—	213
Contracts and accounts receivable	20	15,609	6	(1,189)	14,446
Intercompany receivables	108,012	—	—	(108,012)	—
Due from affiliates	—	554	—	—	554
Real estate inventories	—	478,541	—	—	478,541
Investment in and advances to unconsolidated joint ventures	—	56,814	—	—	56,814
Investment in subsidiaries	429,469	—	—	(429,469)	—
Other assets	10,222	14,874	—	—	25,096
Total assets	$585,101	$591,466	$210	$(538,670)	$638,107

Liabilities and equity
Accounts payable	$270	$35,808	$—	$—	$36,078
Accrued expenses and other liabilities	13,577	18,189	107	(1,189)	30,684
Intercompany payables	—	108,012	—	(108,012)	—
Senior notes, net	318,452	—	—	—	318,452
Total liabilities	332,299	162,009	107	(109,201)	385,214
Stockholders' equity	252,802	429,457	12	(429,469)	252,802
Noncontrolling interest in subsidiary	—	—	91	—	91
Total equity	252,802	429,457	103	(429,469)	252,893
Total liabilities and equity	$585,101	$591,466	$210	$(538,670)	$638,107

	December 31, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$16,385	$13,842	$269	$—	$30,496
Restricted cash	—	585	—	—	585
Contracts and accounts receivable	30	29,774	—	(1,971)	27,833
Intercompany receivables	73,972	—	—	(73,972)	—
Due from affiliates	—	1,138	—	—	1,138
Real estate inventories	—	286,928	—	—	286,928
Investment in and advances to unconsolidated joint ventures	—	50,857	—	—	50,857
Investment in subsidiaries	268,411	—	—	(268,411)	—
Other assets	9,381	11,918	—	—	21,299
Total assets	$368,179	$395,042	$269	$(344,354)	$419,136

Liabilities and equity
Accounts payable	$167	$32,900	$27	$—	$33,094
Accrued expenses and other liabilities	5,489	19,763	108	(1,942)	23,418
Intercompany payables	—	73,972	—	(73,972)	—
Due to affiliates	—	29	—	(29)	—
Unsecured revolving credit facility	118,000	—	—	—	118,000
Total liabilities	123,656	126,664	135	(75,943)	174,512
Stockholders' equity	244,523	268,378	33	(268,411)	244,523
Noncontrolling interest in subsidiary	—	—	101	—	101
Total equity	244,523	268,378	$134	(268,411)	244,624
Total liabilities and equity	$368,179	$395,042	$269	$(344,354)	$419,136

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$114,622	$—	$—	$114,622
Fee building	—	43,309	—	—	43,309
	—	157,931	—	—	157,931
Cost of Sales:
Home sales	—	95,992	—	—	95,992
Fee building	364	41,444	—	—	41,808
	364	137,436	—	—	137,800

Gross Margin:
Home sales	—	18,630	—	—	18,630
Fee building	(364)	1,865	—	—	1,501
	(364)	20,495	—	—	20,131
Selling and marketing expenses	—	(6,860)	—	—	(6,860)
General and administrative expenses	(350)	(6,115)	—	—	(6,465)
Equity in net income of unconsolidated joint ventures	—	99	—	—	99
Equity in net income of subsidiaries	4,695	—	—	(4,695)	—
Other income (expense), net	127	(58)	—	—	69
Income before income taxes	4,108	7,561	—	(4,695)	6,974
Benefit (provision) for income taxes	210	(2,866)	—	—	(2,656)
Net income	4,318	4,695	—	(4,695)	4,318
Net (income) loss attributable to noncontrolling interest in subsidiary	—	—	—	—	—
Net income attributable to The New Home Company Inc.	$4,318	$4,695	$—	$(4,695)	$4,318

	Three Months Ended September 30, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$125,142	$—	$—	$125,142
Fee building	—	52,761	—	—	52,761
	—	177,903	—	—	177,903
Cost of Sales:
Home sales	—	105,791	8	—	105,799
Fee building	540	50,292	—	—	50,832
	540	156,083	8	—	156,631

Gross Margin:
Home sales	—	19,351	(8)	—	19,343
Fee building	(540)	2,469	—	—	1,929
	(540)	21,820	(8)	—	21,272
Selling and marketing expenses	—	(6,053)	(2)	—	(6,055)
General and administrative expenses	(3,566)	(2,902)	—	—	(6,468)
Equity in net income of unconsolidated joint ventures	—	488	—	—	488
Equity in net income of subsidiaries	8,230	—	—	(8,230)	—
Other income (expense), net	(22)	(173)	—	—	(195)
Income (loss) before income taxes	4,102	13,180	(10)	(8,230)	9,042
Benefit (provision) for income taxes	1,445	(4,910)	—	—	(3,465)
Net income (loss)	5,547	8,270	(10)	(8,230)	5,577
Net income attributable to noncontrolling interest in subsidiary	—	—	(30)	—	(30)
Net income (loss) attributable to The New Home Company Inc.	$5,547	$8,270	$(40)	$(8,230)	$5,547

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$280,957	$—	$—	$280,957
Fee building	—	146,107	—	—	146,107
	—	427,064	—	—	427,064
Cost of Sales:
Home sales	—	238,514	31	—	238,545
Home sales impairments	—	1,300	—	—	1,300
Fee building	1,449	140,184	—	—	141,633
	1,449	379,998	31	—	381,478

Gross Margin:
Home sales	—	41,143	(31)	—	41,112
Fee building	(1,449)	5,923	—	—	4,474
	(1,449)	47,066	(31)	—	45,586
Selling and marketing expenses	—	(18,237)	—	—	(18,237)
General and administrative expenses	(1,504)	(15,646)	—	—	(17,150)
Equity in net income of unconsolidated joint ventures	—	606	—	—	606
Equity in net income of subsidiaries	8,389	—	—	(8,389)	—
Other income (expense), net	171	(137)	—	—	34
Income (loss) before income taxes	5,607	13,652	(31)	(8,389)	10,839
Benefit (provision) for income taxes	1,074	(5,242)	—	—	(4,168)
Net income (loss)	6,681	8,410	(31)	(8,389)	6,671
Net loss attributable to noncontrolling interest in subsidiary	—	—	10	—	10
Net income (loss) attributable to The New Home Company Inc.	$6,681	$8,410	$(21)	$(8,389)	$6,681

	Nine Months Ended September 30, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$241,124	$5,157	$—	$246,281
Fee building	—	125,881	—	(155)	125,726
	—	367,005	5,157	(155)	372,007
Cost of Sales:
Home sales	—	207,213	4,646	—	211,859
Fee building	1,506	118,557	—	—	120,063
	1,506	325,770	4,646	—	331,922

Gross Margin:
Home sales	—	33,911	511	—	34,422
Fee building	(1,506)	7,324	—	(155)	5,663
	(1,506)	41,235	511	(155)	40,085
Selling and marketing expenses	—	(13,891)	(686)	—	(14,577)
General and administrative expenses	(10,032)	(7,444)	—	—	(17,476)
Equity in net income of unconsolidated joint ventures	—	4,428	—	—	4,428
Equity in net income of subsidiaries	14,678	—	—	(14,678)	—
Other income (expense), net	(61)	(542)	(142)	155	(590)
Income (loss) before income taxes	3,079	23,786	(317)	(14,678)	11,870
Benefit (provision) for income taxes	4,163	(8,881)	—	—	(4,718)
Net income (loss)	7,242	14,905	(317)	(14,678)	7,152
Net loss attributable to noncontrolling interest in subsidiary	—	—	90	—	90
Net income (loss) attributable to The New Home Company Inc.	$7,242	$14,905	$(227)	$(14,678)	$7,242

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(20,466)	$(135,368)	$(65)	$(4,421)	$(160,320)
Investing activities:
Purchases of property and equipment	(46)	(99)	—	—	(145)
Cash assumed from joint venture at consolidation	—	995	—	—	995
Contributions and advances to unconsolidated joint ventures	—	(21,296)	—	—	(21,296)
Contributions to subsidiaries from corporate	(207,849)	—	—	207,849	—
Distributions of capital from subsidiaries	50,759	—	—	(50,759)	—
Distributions of capital from unconsolidated joint ventures	—	13,650	—	—	13,650
Interest collected on advances to unconsolidated joint ventures	$—	$468	$—	$—	$468
Net cash used in investing activities	$(157,136)	$(6,282)	$—	$157,090	$(6,328)
Financing activities:
Proceeds from senior notes	324,465	—	—	—	324,465
Borrowings from credit facility	72,000	—	—	—	72,000
Repayments of credit facility	(190,000)	—	—	—	(190,000)
Payment of debt issuance costs	(7,382)	—	—	—	(7,382)
Contributions to subsidiaries from corporate	—	207,849	—	(207,849)	—
Distributions to corporate from subsidiaries	—	(55,180)	—	55,180	—
Minimum tax withholding paid on behalf of employees for stock awards	(590)	—	—	—	(590)
Proceeds from exercise of stock options	102	—	—	—	102
Net cash provided by financing activities	$198,595	$152,669	$—	$(152,669)	$198,595
Net increase (decrease) in cash and cash equivalents	20,993	11,019	(65)	—	31,947
Cash and cash equivalents – beginning of period	16,385	13,842	269	—	30,496
Cash and cash equivalents – end of period	$37,378	$24,861	$204	$—	$62,443

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(16,393)	$(122,367)	$3,293	$(11,227)	$(146,694)
Investing activities:
Purchases of property and equipment	(175)	(204)	—	—	(379)
Cash assumed from joint venture at consolidation	—	2,009	—	—	2,009
Contributions and advances to unconsolidated joint ventures	—	(7,707)	—	—	(7,707)
Contributions to subsidiaries from corporate	(179,004)	—	—	179,004	—
Distributions of capital from subsidiaries	41,573	725	—	(42,298)	—
Distributions of capital and repayment of advances to unconsolidated joint ventures	—	13,977	—	—	13,977
Net cash (used in) provided by investing activities	$(137,606)	$8,800	$—	$136,706	$7,900
Financing activities:
Borrowings from senior notes and credit facility	193,000	—	—	—	193,000
Repayments of credit facility	(38,000)	—	—	—	(38,000)
Borrowings from other notes payable	—	—	343	—	343
Repayments of other notes payable	—	(13,135)	(2,501)	—	(15,636)
Payment of debt issuance costs	(1,064)	—	—	—	(1,064)
Cash distributions to noncontrolling interest in subsidiary	—	—	(725)	—	(725)
Contributions to subsidiaries from corporate	—	179,004	—	(179,004)	—
Distributions to corporate from subsidiaries	—	(52,800)	(725)	53,525	—
Minimum tax withholding paid on behalf of employees for stock awards	(647)	—	—	—	(647)
Excess income tax provision from stock-based compensation	(97)	—	—	—	(97)
Net cash provided by (used in) financing activities	$153,192	$113,069	$(3,608)	$(125,479)	$137,174
Net decrease in cash and cash equivalents	(807)	(498)	(315)	—	(1,620)
Cash and cash equivalents – beginning of period	18,129	27,140	605	—	45,874
Cash and cash equivalents – end of period	$17,322	$26,642	$290	$—	$44,254

17. Subsequent Events

On October 23, 2017, the Company acquired the remaining outside equity interest of our TNHC Tidelands LLC ("Tidelands") unconsolidated joint venture. TNHC Tidelands is the owner of an actively selling project in Northern California (the "Tidelands Project"). The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan. Following the purchase, the Tidelands Project is a wholly owned active selling community of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “goal,” “plan” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	Risks related to our business, including among other things:

◦	our geographic concentration primarily in California;

◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions;

◦	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

◦	shortages of or increased prices for labor, land or raw materials used in housing construction;

◦	the illiquid nature of real estate investments;

◦	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

◦	the degree and nature of our competition;

◦	a large proportion of our fee building revenue being dependent upon one customer;

◦	delays in land development or home construction resulting from adverse weather conditions, regulatory approval delays, or other events outside our control;

◦	product liability and warranty claims, including the cost and availability of insurance;

◦	information systems interruption or breach in security;

•	Risks related to laws and regulations, including among other things:

◦	changes in, or the failure or inability to comply with, governmental laws and regulations; including environmental laws and regulations;

◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;

◦	the timing of receipt of regulatory approvals and the opening of projects;

◦	the impact of recent accounting standards;

◦	our retention of suitable contractors and subcontractors at reasonable rates;

•	Risks related to financing and indebtedness, including among other things:

◦	Volatility and uncertainty in the credit markets and broader financial markets;

◦	our liquidity and availability, terms and deployment of capital;

◦	issues concerning our joint venture partnerships, in which we have less than a controlling interest;

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including homebuilding gross margin before impairments, homebuilding gross margin before impairments percentage, adjusted homebuilding gross margin, adjusted homebuilding gross margin percentage, net debt, the ratio of net debt-to-capital, Adjusted EBITDA, Adjusted EBITDA margin percentage and the ratio of Adjusted EBITDA to total interest incurred.  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, homebuilding gross margin before impairments, and homebuilding gross margin before impairments percentage to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Information." For a reconciliation of adjusted homebuilding gross margin and adjusted homebuilding gross margin percentage to homebuilding gross margin under GAAP please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of net debt and net debt-to-capital to the comparable GAAP measures, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues:
Home sales	$114,622	$125,142	$280,957	$246,281
Fee building, including management fees from unconsolidated joint ventures of $1,324, $1,539, $3,755 and $6,251, respectively	43,309	52,761	146,107	125,726
	157,931	177,903	427,064	372,007
Cost of Sales:
Home sales	95,992	105,799	238,545	211,859
Home sales impairments	—	—	1,300	—
Fee building	41,808	50,832	141,633	120,063
	137,800	156,631	381,478	331,922
Gross Margin:
Home sales	18,630	19,343	41,112	34,422
Fee building	1,501	1,929	4,474	5,663
	20,131	21,272	45,586	40,085

Home sales gross margin	16.3%	15.5%	14.6%	14.0%
Home sales gross margin before impairments (1)	16.3%	15.5%	15.1%	14.0%
Fee building gross margin	3.5%	3.7%	3.1%	4.5%

Selling and marketing expenses	(6,860)	(6,055)	(18,237)	(14,577)
General and administrative expenses	(6,465)	(6,468)	(17,150)	(17,476)
Equity in net income of unconsolidated joint ventures	99	488	606	4,428
Other income (expense), net	69	(195)	34	(590)
Income before income taxes	6,974	9,042	10,839	11,870
Provision for income taxes	(2,656)	(3,465)	(4,168)	(4,718)
Net income	4,318	5,577	6,671	7,152
Net (income) loss attributable to noncontrolling interest	—	(30)	10	90
Net income attributable to The New Home Company Inc.	$4,318	$5,547	$6,681	$7,242

Interest incurred	$6,780	$2,273	$15,217	$5,243
Adjusted EBITDA(2)	$10,248	$11,855	$21,508	$15,871
Adjusted EBITDA margin percentage	6.5%	6.7%	5.0%	4.3%

			LTM(3) Ended September 30,
			2017	2016
Interest incurred			$17,458	$6,670
Adjusted EBITDA(2)			$48,781	$41,766
Adjusted EBITDA margin percentage (2)			6.5%	7.4%
Ratio of Adjusted EBITDA to total interest incurred (2)			2.8x	6.3x

(1)
Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in thousands)
Home sales revenue	$114,622	100.0%	$125,142	100.0%	$280,957	100.0%	$246,281	100.0%
Cost of home sales	95,992	83.7%	105,799	84.5%	239,845	85.4%	211,859	86.0%
Homebuilding gross margin	18,630	16.3%	19,343	15.5%	41,112	14.6%	34,422	14.0%
Add: Home sales impairments	—	—%	—	—%	1,300	0.5%	—	—%
Homebuilding gross margin before impairments(1)	$18,630	16.3%	$19,343	15.5%	$42,412	15.1%	$34,422	14.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM(3) Ended September 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$4,318	$5,577	$6,671	$7,152	$20,445	$19,365
Add:
Interest amortized to cost of sales and other expense	2,453	1,306	5,719	3,017	8,033	4,698
Provision for income taxes	2,656	3,465	4,168	4,718	12,474	11,976
Depreciation and amortization	108	130	344	381	474	505
Amortization of equity-based compensation	780	860	2,086	2,602	2,955	3,761
Cash distributions of income from unconsolidated joint ventures	—	836	1,588	1,931	3,399	9,894
Non-cash impairments and abandonments	32	169	1,538	498	5,120	582
Less:
Gain from notes payable principal reduction	—	—	—	—	(250)	—
Equity in income of unconsolidated joint ventures	(99)	(488)	(606)	(4,428)	(3,869)	(9,015)
Adjusted EBITDA	$10,248	$11,855	$21,508	$15,871	$48,781	$41,766
Total Revenue	$157,931	$177,903	$427,064	$372,007	$749,513	$566,633
Adjusted EBITDA margin percentage	6.5%	6.7%	5.0%	4.3%	6.5%	7.4%
Interest incurred	$6,780	$2,273	$15,217	$5,243	$17,458	$6,670
Ratio of Adjusted EBITDA to total interest incurred					2.8x	6.3x

(3)	"LTM" indicates amounts for the trailing 12 months.

Overview

Solid buyer demand for new homes in California continued into the 2017 third quarter. Net new orders were up 27% year-over-year and the dollar value of our backlog was $330.6 million, a 14% increase over the prior year third quarter. This increase was driven by a monthly sales absorption rate of 2.5 sales per community, which represents a 47% improvement over our prior year period. Additionally, our average selling price decreased from $2.1 million to $1.4 million as we continued to execute on our strategy to diversify our home offerings by including more affordably-priced product.
Our net income for the 2017 third quarter was $4.3 million, or $0.21 per diluted share, compared to $5.5 million, or $0.27 per diluted share, in the prior year period. The decrease in net income was primarily due to a 8% decline in home sales revenue, a 120 basis point increase in selling and marketing expenses as a percent of home sales revenues, and decreases in fee building revenue and joint venture income. The decrease in home sales revenue was attributable to a decline in average selling price primarily due to a product mix shift, as our home closing deliveries increased 40% year-over-year. Partially offsetting these items, our homebuilding gross margin increased 80 basis points to 16.3% and 190 basis points to 18.4%* when excluding interest in cost of sales.
As a result of the strong sales absorption pace during the first nine months of 2017 coupled with the timing of new community openings and project close-outs, our wholly-owned community count decreased to 12 at the end of the 2017 third quarter, which was consistent with our expectations. We opened four new communities during the 2017 third quarter and anticipate opening five new communities in the 2017 fourth quarter, all of which are expected to be priced below $750,000.
The Company ended the quarter with $62 million in cash and cash equivalents, no debt outstanding under its $200 million unsecured revolving credit facility, a debt-to-capital ratio of 55.7%, and a net debt-to-capital ratio of 50.3%*. In addition, the Company improved its lot portfolio by growing its wholly-owned lot count by 39% to 2,203 lots, of which over 60% were controlled through option contracts.
*Adjusted homebuilding gross margin (or homebuilding gross margin excluding interest in cost of sales) and net debt-to-capital ratio are non-GAAP measures. For a reconciliation to the appropriate GAAP measures, please see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Homebuilding Gross Margin." and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Results of Operations
Net New Home Orders

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	Amount	%	2017	2016	Amount	%

Net new home orders:
Southern California	43	39	4	10%	143	105	38	36%
Northern California	38	25	13	52%	162	79	83	105%
Total	81	64	17	27%	305	184	121	66%

Selling communities at end of period:
Southern California					7	8	(1)	(13)%
Northern California					5	5	—	—%
Total					12	13	(1)	(8)%

Average selling communities	11	12	(1)	(8)%	12	11	1	9%
Monthly sales absorption rate per community (1)	2.5	1.7	0.8	47%	2.8	1.8	1.0	56%
Cancellation rate	11%	11%	—%	N/A	9%	12%	(3)%	N/A

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2017 third quarter increased 27% as compared to the same period in 2016 primarily due to an increase in the monthly sales absorption rate. The improvement in absorption rate was driven by solid order activity in both Southern and Northern California. Southern California experienced monthly absorption of 2.2 sales per community, compared to 1.8 in the prior year period, while high buyer demand resulted in a 52% increase in monthly sales absorption to 2.9 sales per community for Northern California compared to the 2016 third quarter. The Company continued to experience modest cancellation rates during 2017 with cancellation rates of 11% and 9%, respectively, for the three and nine months ended September 30, 2017. We believe our cancellation rate is one of the lower rates in the industry due to many factors, including the high level of personalized options that our homebuyers select for our higher-priced product, which we believe creates an emotional attachment, and a higher proportion of affluent buyers with strong credit profiles.

Net new home orders for the nine months ended September 30, 2017 were up 66% over the prior year period primarily due to an increase in monthly absorption rates in both Southern California and Northern California. Monthly absorption for Southern California increased to 2.4 sales per community for the nine months ended September 30, 2017 from 1.9 sales per community for the nine months ended September 30, 2016. In Northern California, the monthly absorption rate doubled to 3.4 sales per community for the nine months ended September 30, 2017 compared to 1.7 for the same period in 2016.

Backlog

	As of September 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	103	$274,037	$2,661	92	$262,224	$2,850	12%	5%	(7)%
Northern California	79	56,602	716	37	27,971	756	114%	102%	(5)%
Total	182	$330,639	$1,817	129	$290,195	$2,250	41%	14%	(19)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. The dollar value of backlog was up 14% year-over-year to $330.6 million, notwithstanding increased order activity from new communities with more relatively affordably-priced product. The increase was primarily due to a 41% increase in the number of homes in backlog, which was partially offset by a 19% decrease in average selling price in backlog due to a product mix shift. The increase in the number of homes in backlog as of September 30, 2017 compared to the prior year period was largely the result of higher monthly sales absorption rates. The higher dollar value and average selling price in Southern California backlog as compared to Northern California was due to higher-priced communities in the Newport Coast area of Southern California where we have two coastal luxury communities where average home prices in backlog range from $4.8 million to $7.8 million.
Lots Owned and Controlled

	September 30,		Increase/(Decrease)
	2017	2016	Amount	%
Lots Owned:
Southern California	579	287	292	102%
Northern California	268	339	(71)	(21)%
Total	847	626	221	35%
Lots Controlled: (1)
Southern California	348	693	(345)	(50)%
Northern California	669	265	404	152%
Arizona	339	—	339	NA
Total	1,356	958	398	42%
Total Lots Owned and Controlled - Wholly Owned	2,203	1,584	619	39%
Fee Building (2)	815	981	(166)	(17)%
Total Lots Owned and Controlled	3,018	2,565	453	18%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Consistent with our focus on growing our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 39% year-over-year to 2,203 lots, 62% of which were controlled through option contracts.

The increase in wholly owned lots owned and controlled was due to our planned expansion in Arizona where we entered into contracts on four land parcels totaling 339 aggregate lots, as well as one contract for 394 lots in a larger development in Folsom, CA.

The decrease in fee building lots at September 30, 2017 compared to the prior year period was attributable to the Company delivering a substantial number of homes in the last twelve months ended September 30, 2017, offset partially by contracts from the Company's largest customer awarded in the 2017 second quarter for five new fee building communities totaling 587 lots.

Home Sales Revenue and New Homes Delivered

	Three Months Ended September 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	39	$79,494	$2,038	36	$105,789	$2,939	8%	(25)%	(31)%
Northern California	45	35,128	781	24	19,353	806	88%	82%	(3)%
Total	84	$114,622	$1,365	60	$125,142	$2,086	40%	(8)%	(35)%

	Nine Months Ended September 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	88	$190,696	$2,167	67	$189,996	$2,836	31%	—%	(24)%
Northern California	114	90,261	792	64	56,285	879	78%	60%	(10)%
Total	202	$280,957	$1,391	131	$246,281	$1,880	54%	14%	(26)%
New home deliveries increased 40% during the 2017 third quarter as compared to the same period in 2016. The increase in deliveries was the result of a higher number of homes in backlog at the beginning of the period and an increase in net new home orders during the 2017 third quarter. While home deliveries were up, home sales revenue decreased 8% during the 2017 third quarter as compared to the prior year period primarily due to a 35% decline in average sales price per delivery as Northern California accounted for a larger proportion of deliveries in the 2017 period, as well as a product mix shift in our Southern California deliveries. The mix shift in Southern California is consistent with the Company's strategy to expand its product portfolio to include more affordably-priced homes. The average selling price for Southern California during the 2017 third quarter was influenced by deliveries from our higher-priced luxury product in Newport Coast, but was partially offset by two lower-priced communities in Irvine, CA. We expect to see a higher average sales price on a consolidated basis and in Southern California in the 2017 fourth quarter as we deliver more homes from our two Crystal Cove communities in Newport Coast, CA.
New home deliveries increased 54% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2016 and an increase in net new home orders during the nine month period. Home sales revenue for the nine months ended September 30, 2017 increased 14% compared to the same period in 2016 primarily due to an increase in new home deliveries, offset partially by a 26% decline in average sales price per delivery for the period. The year-over-year decrease in average sales price related to increased contributions from Northern California and a product mix shift for both Southern California and Northern California as deliveries from lower-priced communities increased in proportion to total new home deliveries.
Homebuilding Gross Margin
Homebuilding gross margin for the 2017 third quarter was 16.3%, compared to 15.5% for the 2016 third quarter. The 80 basis point improvement in homebuilding gross margin during the 2017 third quarter was primarily due to a change in product mix, including the favorable impact of higher margin communities located in Santa Clara in the Bay Area and Newport Coast in Southern California. Excluding interest in cost of home sales, the adjusted homebuilding gross margin percentages for the three months ended September 30, 2017 and September 30, 2016 were 18.4% and 16.5%, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.
Homebuilding gross margin for the nine months ended September 30, 2017 was 14.6% versus 14.0% in the prior period and for the 2017 period, included a $1.3 million non-cash inventory impairment charge related to one homebuilding community in Southern California due to slow monthly sales absorption and our determination that additional incentives would be required. Excluding inventory impairment charges, homebuilding gross margin before impairments for the nine months ended September 30, 2017 was 15.1% versus 14.0% for the same period in 2016. The 110 basis point improvement in homebuilding gross margin before impairments was primarily due to a change in product mix. Excluding home sales impairments and interest in cost of home sales, the adjusted homebuilding gross margin percentages for the nine months ended September 30, 2017 and September 30, 2016 were 17.1%, and 15.2%, respectively. Homebuilding gross margin before impairments and adjusted homebuilding gross margin are non-GAAP measures. See the table below reconciling these non-GAAP financial measures to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in thousands)
Home sales revenue	$114,622	100.0%	$125,142	100.0%	$280,957	100.0%	$246,281	100.0%
Cost of home sales	95,992	83.7%	105,799	84.5%	239,845	85.4%	211,859	86.0%
Homebuilding gross margin	18,630	16.3%	19,343	15.5%	41,112	14.6%	34,422	14.0%
Add: Home sales impairments	—	—%	—	—%	1,300	0.5%	—	—%
Homebuilding gross margin before impairments(1)	18,630	16.3%	19,343	15.5%	42,412	15.1%	34,422	14.0%
Add: Interest in cost of home sales	2,448	2.1%	1,306	1.0%	5,719	2.0%	3,017	1.2%
Adjusted homebuilding gross margin(1)	$21,078	18.4%	$20,649	16.5%	$48,131	17.1%	$37,439	15.2%

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

Fee Building

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in thousands)
Fee building revenues	$43,309	100.0%	$52,761	100.0%	$146,107	100.0%	$125,726	100.0%
Cost of fee building	41,808	96.5%	50,832	96.3%	141,633	96.9%	120,063	95.5%
Fee building gross margin	$1,501	3.5%	$1,929	3.7%	$4,474	3.1%	$5,663	4.5%
Our fee building revenues include (i) billings to third-party land owners for general contracting services and (ii) management fees from our unconsolidated joint ventures for construction and sales management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities and joint venture management overhead. Besides allocable G&A expenses, there are no other material costs associated with management fees from our unconsolidated joint ventures.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner executes its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and increase as homes and lots are delivered.
For the three months ended September 30, 2017, fee building revenues decreased 18% from the prior year period primarily due to a decrease in costs incurred from fee building activity resulting from a lower number of homes under construction during the period. Included in fee building revenues for the three months ended September 30, 2017 and 2016 were (i) $42.0 million and $51.2 million of billings to land owners, respectively, and (ii) $1.3 million and $1.5 million of management fees from our unconsolidated joint ventures, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended September 30, 2017 and 2016, one customer comprised 97% of fee building revenue.
For the three months ended September 30, 2017, cost of fee building decreased due to the decrease in fee building activity, compared to the same period during 2016. The amount of G&A expenses included in the cost of fee building was $1.9 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively. Fee building gross margin percentage decreased to 3.5% for the three months ended September 30, 2017 from 3.7% in the prior year period. The decrease in fee building gross margins was due to lower fee revenues and a reduction in management fees received from joint ventures.
For the nine months ended September 30, 2017, fee building revenues increased 16% from the prior year period primarily due to an increase in costs incurred from fee building activity resulting from a higher number of homes under construction during the period. Included in fee building revenues for the nine months ended periods were (i) $142.4 million and $119.5 million of billings to land owners, respectively, and (ii) $3.8 million and $6.3 million of management fees from our unconsolidated joint ventures, respectively. The decrease in JV management fees was primarily the result of fewer deliveries and lower land sales revenues from JV communities. For the nine months ended September 30, 2017 and 2016, one customer comprised 97% and 95% of fee building revenue, respectively.
For the nine months ended September 30, 2017, cost of fee building increased due to the increase in fee building activity, compared to the same period during 2016. The amount of G&A expenses included in the cost of fee building was $6.5 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively. Fee building gross margin percentage decreased to 3.1% for the nine months ended September 30, 2017 from 4.5% in the prior year period. The decrease in fee building gross margins was substantially due to a decrease in management fees received from joint ventures.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue		Nine Months Ended September 30,		As a Percentage of Home Sales Revenue

	2017	2016	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Selling and marketing expenses	$6,860	$6,055	6.0%	4.8%	$18,237	$14,577	6.5%	5.9%
General and administrative expenses (“G&A”)	6,465	6,468	5.6%	5.2%	17,150	17,476	6.1%	7.1%
Total selling, marketing and G&A (“SG&A”)	$13,325	$12,523	11.6%	10.0%	$35,387	$32,053	12.6%	13.0%
During the 2017 third quarter, our SG&A rate as a percentage of home sales revenue increased to 11.6% from 10.0%. The 160 basis point increase was due to higher selling and marketing costs related to the ramp-up of new communities, increased co-broker commissions and model operating costs, and reduced operating leverage from an 8% decrease in home sales revenue.
For the nine months ended September 30, 2017, our SG&A expense ratio was 12.6%, a 40 basis point improvement from 13.0% for the same period in 2016. The improvement was largely attributable to the increase in home sales revenue driven by an increase in new home deliveries, and to a lesser extent, slightly lower G&A expenses.
Equity in Net Income of Unconsolidated Joint Ventures
As of September 30, 2017 and 2016, we had ownership interests in 11 and 13 unconsolidated joint ventures, respectively. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company's share of joint venture income for the three months ended September 30, 2017 was $0.1 million as compared to $0.5 million for the same period in 2016. Lower gross margins from joint venture home sales, the timing of recognition of income due to joint venture distribution waterfalls and lower land sale revenues contributed to the year-over-year decrease in the Company's share of joint venture income. The decrease in joint venture homes sales gross margin was primarily due to increased deliveries in the 2017 third quarter from four Sacramento communities with lower margins than the communities that were delivering in the 2016 third quarter, which included our higher-margin Orchard Park project in the Bay Area, which delivered its last home in the 2017 first quarter.
The Company's share of joint venture income for the nine months ended September 30, 2017 was $0.6 million as compared to $4.4 million for the same period in 2016. The decrease in the Company's share of income was in large part due to the close out of an unconsolidated joint venture known as Lambert Ranch (or "LR8") in the 2016 second quarter, which produced an income allocation of $0.5 million prior to close out and a gain of $1.1 million due to the purchase of our joint venture partner's interest for less than its carrying value. Additionally, a reduction in joint venture revenues from decreased lot sales, lower gross margins from joint venture home sales, and timing of recognition of income due to joint venture distribution waterfalls also contributed to the year-over-year decrease in the Company's share of joint venture income. The decrease in joint venture homes sales gross margin was primarily due to a mix shift in deliveries, including deliveries in the 2017 period from five Sacramento communities with lower margins that did not have deliveries in 2016 as well as the close out of our higher-margin Orchard Park project in the Bay Area, which delivered its last home in the 2017 first quarter. The decrease in the Company's share of joint venture income was partially offset by the close out of the Larkspur unconsolidated joint venture in the 2017 second quarter, which produced an income allocation of $0.1 million prior to close out and a gain of $0.3 million due to the purchase of our JV partner's interest for less than its carrying value. The joint venture close outs mentioned are discussed in further detail within Note 11, "Related Party Transactions," in our accompanying Condensed Consolidated Financial Statements.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures
Net new home orders	43	35	8	23%	136	111	25	23%
New homes delivered	50	23	27	117%	115	123	(8)	(7)%
Average sales price of homes delivered	$905	$855	$50	6%	$910	$858	$52	6%

Home sales revenue	$45,242	$19,659	$25,583	130%	$104,628	$105,558	$(930)	(1)%
Land sales revenue	647	14,805	(14,158)	(96)%	3,052	40,967	(37,915)	(93)%
Total revenue	$45,889	$34,464	$11,425	33%	$107,680	$146,525	$(38,845)	(27)%
Net income (loss)	$426	$2,417	$(1,991)	(82)%	$(1,092)	$16,378	$(17,470)	(107)%

Selling communities at end of period					8	8	—	—%
Backlog (dollar value)					$69,834	$85,317	$(15,483)	(18)%
Backlog (homes)					83	88	(5)	(6)%
Average sales price of backlog					$841	$970	$(129)	(13)%

Homebuilding lots owned and controlled					398	661	(263)	(40)%
Land development lots owned and controlled					2,415	2,415	—	—%
Total lots owned and controlled					2,813	3,076	(263)	(9)%

Provision for Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of $2.7 million and $3.5 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of $4.2 million and $4.7 million, respectively. Included in the nine month period for 2016 is an allocation of income from LR8 of $0.5 million due to a reduction in the warranty reserve and a $1.1 million gain from the closeout of LR8 due to the purchase of our JV partner's interest for less than its carrying value, which resulted in a provision for income taxes of $0.6 million for the nine month period ended September 30, 2016 and did not impact our effective tax rate. The effective tax rate for the three and nine months ended September 30, 2017 and 2016 differs from the 35% federal statutory tax rate due to state income taxes partially offset by the tax benefit of production activities.

Liquidity and Capital Resources
Overview
Our principal sources of capital for the nine months ended September 30, 2017 were proceeds from the sale of our senior notes due 2022, cash generated from home sales activities, advances from our unsecured revolving credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the nine months ended September 30, 2017 were land purchases, land development, home construction, repayments on our revolving credit facility, contributions and advances to our unconsolidated joint ventures, operating expenses and the payment of routine liabilities.
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
We ended the third quarter of 2017 with $62.4 million of cash and cash equivalents, a $31.9 million increase from December 31, 2016, primarily as a result of the issuance of our senior notes due 2022. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of September 30, 2017 and December 31, 2016, we had $10.6 million and $22.8 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $11.7 million and $24.3 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of September 30, 2017, we had outstanding borrowings of $325 million in aggregate principal related to our senior notes. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limits the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, or common and preferred equity. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $349.7 million as of September 30, 2017.
Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder to be used for general corporate purposes. Net proceeds from the Additional Notes will be used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (the “Original Notes”) will be paid semiannually in arrears on April 1 and October 1, which commenced on October 1, 2017. The Notes will mature on April 1, 2022. In accordance with its obligations under two registration rights agreements executed in connection with the private placements of the Original Notes, on September 8, 2017, the Company completed an exchange offer of the Original Notes for an equal principal amount of 7.25% Senior Notes due 2022 (the "Notes") which terms are identical in all material respects to the Original Notes except that the Notes are registered under the Securities Act of 1933, as amended (the "Securities Act") and are freely tradeable in accordance with applicable law.

The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the indenture for the Notes. Exceptions to the additional indebtedness limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed by all of the Company's 100% owned subsidiaries, for more information about these guarantees, please see Note 16.

	September 30, 2017
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred	2.8	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.26	< 2.25 : 1.0
As of September 30, 2017, we were able to satisfy both the leverage condition and the interest coverage condition. The foregoing conditions are further defined and described in the indenture for the Notes.

Senior Unsecured Revolving Credit Facility
The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group. On September 27, 2017, the Company entered into a Modification Agreement (the “Modification”) to its Credit Facility. The Modification, among other things, (i) extends the maturity date of the revolving credit facility to September 1, 2020, (ii) decreases (A) the total commitments under the facility to $200 million from $260 million and (B) the accordion feature to $300 million from $350 million, (iii) revises certain financial covenants, including the tangible net worth, minimum liquidity, and interest coverage tests, in addition to providing relief on compliance with the interest coverage test so long as the Company maintains cash equal to not less than the trailing twelve month consolidated interest incurred, and (iv) adds certain wholly owned subsidiaries as guarantors.
A portion of the net proceeds from the sale of our senior notes due 2022 was used to repay the outstanding balance of the Credit Facility. As of September 30, 2017, there was no outstanding balance on the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2017, the interest rate under the Credit Facility was 3.98%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table. The table below reflects any updates to covenant requirements that resulted from the modification agreement.

	September 30, 2017
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$62,443	$10,000	(1)
EBITDA to Interest Incurred(2)	2.8	> 1.75 : 1.0
Tangible Net Worth	$252,802	$182,159
Leverage Ratio	51.3%	< 65%
Adjusted Leverage Ratio (3)	NA	< 50%

(1)
So long as the Company is in compliance with the interest coverage test, the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million. If the Company is not in compliance with the interest coverage test, the minimum liquidity requirement as of each quarter end measurement date is not less than the trailing 12 month consolidated interest incurred.

(2)	The modification of the Credit Facility executed September 27, 2017, provides relief on compliance with the interest coverage test. If the test is not met, it will not be considered an event of default so long as the Company maintains cash equal to not less than the trailing 12 month consolidated interest incurred.

(3)
Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity. The Adjusted Leverage Ratio requirement ceases to apply as of and after the fiscal quarter in which consolidated tangible net worth is at least $250 million. During any period when the Adjusted Leverage Ratio ceases to apply, consolidated tangible net worth shall be reduced by an adjustment equal to the aggregate amount of investments in and advance to unconsolidated joint ventures that exceed 35% of consolidated tangible net worth as calculated without giving effect to this adjustment (the "Adjustment Amount"). At September 30, 2017, the Company's consolidated tangible net worth exceeded $250 million and the Adjusted Leverage Ratio ceased to apply. In addition, the Adjustment Amount was considered in the calculation of consolidated tangible net worth.

As of September 30, 2017, we were in compliance with all financial covenants under our Credit Facility.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Total debt, net	$318,452	$118,000
Equity, exclusive of noncontrolling interest	252,802	244,523
Total capital	$571,254	$362,523
Ratio of debt-to-capital (1)	55.7%	32.5%

Total debt, net	$318,452	$118,000
Less: cash, cash equivalents and restricted cash	62,656	31,081
Net debt	255,796	86,919
Equity, exclusive of noncontrolling interest	252,802	244,523
Total capital	$508,598	$331,442
Ratio of net debt-to-capital (2)	50.3%	26.2%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by the sum of total debt plus equity, exclusive of noncontrolling interest.

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

Cash Flows — Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $160.3 million for the nine months ended September 30, 2017 versus $146.7 million for the nine months ended September 30, 2016. The year-over-year change was primarily a result of a net increase in cash outflows for real estate inventories of $179.6 million in the 2017 period compared to $159.8 million in the 2016 period due to greater land spend and increased construction in progress offset partially by increased home sales revenues as compared to the prior year period.

•
Net cash used in investing activities was $6.3 million for the nine months ended September 30, 2017 compared to $7.9 million provided by investing activities for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our net contributions and advances to unconsolidated joint ventures were $7.6 million compared to a net distribution from unconsolidated joint ventures of $6.3 million during the nine months ended September 30, 2016 and was the primary reason net cash used in investing activities increased. The reduction in distributions from unconsolidated joint ventures primarily related to the reduction in revenues and profits, and the completion of certain joint venture communities.

•
Net cash provided by financing activities was $198.6 million for the nine months ended September 30, 2017 versus $137.2 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in net borrowings, in particular the issuance of our Senior Notes due 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of September 30, 2017, we had $38.1 million of non-refundable and $0.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $329.4 million (net of deposits). These cash deposits are included as a component of our real estate inventories in our consolidated balance sheets.

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

Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as means of:

•	leveraging our capital base

•	accessing larger or desirable lot positions

•	expanding our market opportunities

•	managing financial and market risk associated with land holdings

•	establishing strategic alliances

These joint ventures have historically obtained secured acquisition, development and/or construction financing which reduces the use of funds from our corporate financing sources.
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value (“LTV”) maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the share of the liability apportioned to us. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2017 and December 31, 2016, $46.4 million and $56.0 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $8.0 million and $8.6 million, respectively, as of September 30, 2017 and December 31, 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from “bad boy acts” of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
During October 2017, the Company acquired the remaining outside equity interest of our TNHC Tidelands LLC unconsolidated joint venture. The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan.

As of September 30, 2017, we held ownership interests in 11 unconsolidated joint ventures, seven of which related to homebuilding activities and four related to land development as noted below. We were a party to four loan-to-value maintenance agreements related to unconsolidated joint ventures as of September 30, 2017. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of September 30, 2017:

			September 30, 2017
	Year Formed	Location		Total Joint Venture			NWHM Equity (2)	Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(3)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	3,827	—	1,643	493	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(4)	2012	Santa Clarita, CA	10%	1,441	—	816	204	—%	N/A	—	—
TNHC Newport LLC (Meridian)(4)	2013	Newport Beach, CA	12%	3,426	—	1,500	264	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	83,324	21,917	56,585	5,664	28%	Yes	—	274
TNHC Russell Ranch LLC (Russell Ranch)(4)(5)	2013	Folsom, CA	35%	73,116	20,153	40,204	15,856	33%	No	23,929	870
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	2,871	—	1,543	717	—%	N/A	—	—
Calabasas Village LP (Avanti)(4)	2013	Calabasas, CA	10%	50,424	8,009	39,812	5,041	17%	Yes	—	35
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	12,403	—	8,385	2,934	—%	N/A	—	110
Arantine Hills Holdings LP (Bedford Ranch)(4)(5)	2014	Corona, CA	5%	134,990	—	134,409	6,719	—%	N/A	2,370	1,435
TNHC Tidelands LLC (Tidelands)	2015	San Mateo, CA	20%	21,967	5,001	16,377	4,750	23%	Yes	—	24
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	67,510	34,584	29,909	7,951	54%	Yes	—	65
Total Unconsolidated Joint Ventures				$455,299	$89,664	$331,183	$50,593	21%		$26,299	2,813

(1)
The carrying value of the debt is presented net of $0.6 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of September 30, 2017 are as follows: $12.7 million matures in 2017, $44.2 matures in 2018 and $33.4 million matures in 2019. Projects at McKinley Village and Mountain Shadows have multiple debt instruments, some of which do not have LTV maintenance agreements.

(2)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $5.1 million in advances to unconsolidated joint ventures and $1.1 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(3)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of September 30, 2017. Actual contributions may differ materially.

(4)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures.

(5)	Land development joint venture.
As of September 30, 2017, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and nine months ended September 30, 2017.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new single-family home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and a higher level of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the timing of community openings and cycle times based on product type.

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
In addition, on March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 in a private placement. The notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022. The additional notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represents a yield to maturity of 6.438%.  During the 2017 third quarter, pursuant to its obligations under two registration rights agreements with the initial purchasers, the Company exchanged its 7.25% Senior Notes due 2022 for exchange notes registered under the Securities Act (the "Notes"). The Notes represent fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow.  For a discussion regarding the fair value of the Notes, see Note 9, “Fair Value Disclosures” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. As discussed elsewhere in this filing, including the Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources, the Company has issued $325 million in aggregate principal amount of 7.25% Senior Notes due 2022 which are registered under the Securities Act (the "Notes"). As of September 30, 2017, we had approximately $318.5 million in aggregate principal amount of debt outstanding, net of the unamortized discount of $2.3 million, unamortized premium of $1.9 million, and $6.1 million of debt issuance costs. In addition, we have $200 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit and $200.0 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our revolving credit facility. Moreover, the terms of the indenture governing the Notes and our revolving credit facility permit us to incur additional debt, in each case, subject to certain restrictions. Incurring substantial debt subjects us to many risks that, if realized, would adversely affect us, including the risk that:

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
In addition, our revolving credit facility contains a maximum leverage ratio of less than 65%, which, as defined in our credit agreement, is calculated on a net debt basis after a minimum liquidity threshold. Our leverage ratio as of September 30, 2017, as calculated under our revolving credit facility, was approximately 51%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under our revolving credit facility could have a material adverse effect on our operations and financial condition.
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
As of September 30, 2017, we had approximately $318.5 million in aggregate principal amount of debt outstanding, net of the unamortized discount of $2.3 million, unamortized premium of $1.9 million, and $6.1 million of debt issuance costs. In addition, we have $200.0 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit and $200.0 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our senior unsecured revolving credit facility. As part of our financing strategy, in addition to our sale of the Notes, we may incur a significant amount of additional debt. Our revolving credit facility has, and any additional debt we subsequently incur may have, a floating rate of interest. Our Notes have a fixed rate of interest. We may incur fixed rate debt in the future that may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of a favorable return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
We could be responsible for employment-related liabilities with respect to our contractors’ employees.
Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, on October 14, 2017, California’s governor signed into law Assembly Bill 1701, which would require general contractors to assume and be liable for unpaid wage, fringe or other benefit payments or contributions that subcontractors owe their employees. Assembly Bill 1701 imposes such liability under California Labor Code Section 218.7 for private works contracts entered on or after January 1, 2018. We are, and may become in the future, subject to similar measures and legislation, such as California Labor Code Section 2810.3, that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation insurance coverage. While the Company ordinarily negotiates with its subcontractors to obtain broad indemnification rights, there is no guarantee that it will be able to recover from its subcontractors for actions brought against the Company by its subcontractors’ employees or unions representing such employees and such liability could have a material and adverse effect on our financial performance.  Even if we are successful in obtaining indemnification from our subcontractors, we may sustain additional administrative costs as a result of such legislation which could materially and adversely affect our financial performance. In addition, despite the fact that our subcontractors are independent from us, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.
Other than the items set forth above, there have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended September 30, 2017.

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

4.3*	Second Supplemental Indenture dated as of July 28, 2017 between the Company, the guaranteeing subsidiaries, as defined herein, and U.S. Bank National Association.

4.4*	Third Supplemental Indenture dated as of September 18, 2017 between the Company, DMB/TNHC LLC and U.S. Bank National Association.

10.1*+	Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of May 22, 2013, between TNHC Land Company LLC and IHP Capital Partners VI, LLC

10.2*+	First Amendment to Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of August 4, 2017, between TNHC Land Company LLC and IHP Capital Partners VI, LLC

10.3
Modification Agreement, dated as of September 27, 2017, among The New Home Company Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2017).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated October 27, 2017

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated October 27, 2017

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated October 27, 2017

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated October 27, 2017

101*
The following materials from The New Home Company Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith
**
Furnished herewith. The information in Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

+
Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The New Home Company Inc.

By:	/s/ H. Lawrence Webb
H. Lawrence Webb
Chief Executive Officer

By:	/s/ John M. Stephens
John M. Stephens
Chief Financial Officer
Date: October 27, 2017