Form 10-K
period 2017-12-31
New Home Co Inc.
filed 2018-02-14
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, based on the closing price of $11.47 as reported by the New York Stock Exchange was $157,024,380.
There were 20,876,837 shares of the registrant's common stock issued and outstanding as of February 12, 2018.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2018, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended. All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "could," "can," "might," "should," "plan" and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Such statements may include, but are not limited to information related to: anticipated operating results; home deliveries; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to produce the liquidity and obtain capital necessary to expand and take advantage of opportunities; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; inventory write-downs; dividends; community openings; seasonality; home warranty claims and reserves; unrecognized tax benefits; anticipated effective tax rates; seasonality; dividends; sales paces and prices; effects of home buyer cancellations; growth and expansion; and legal proceedings, claims and reserves.

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
For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see "Item 1A - Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report on Form 10-K. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

PART I

Item 1.	Business
As used in this annual report on Form 10-K, unless the context otherwise requires or indicates, references to "the Company," "our company," "we," "our" and "us" (1) for periods prior to the completion of our formation transactions, refer to The New Home Company LLC and its subsidiaries and affiliates, which we sometimes refer to as "TNHC LLC," and (2) following the completion of our formation transactions, refer to The New Home Company Inc. and its subsidiaries. The New Home Company LLC was formed on June 25, 2009 as a Delaware limited liability company. On January 30, 2014, in connection with our initial public offering, The New Home Company LLC was converted into a Delaware corporation and renamed The New Home Company Inc., which we refer to as our formation transaction. You should read the following in conjunction with the section titled "Risk Factors", which is included in Part I, Item 1A in this annual report on Form 10-K.
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
We are organized into two reportable segments: homebuilding and fee building. Our homebuilding operations are comprised of divisions in Northern California, Southern California and our newest division in Arizona, which was established during 2015. Our primary business focus is building and selling homes for our own account; however, we also have a meaningful fee building business. For financial information about our segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the Consolidated Financial Statements.
Homebuilding Operations
We are currently focused on identifying unique sites and creating communities that allow us to design, construct and sell consumer-driven, single-family detached and attached homes in major metropolitan areas in Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. We seek sites where we are rewarded for thoughtful land planning and architecture, and additional defining characteristics of our markets include barriers to entry, job growth, high employment to building permit ratios and increasing populations, which can create growing demand for new housing. We perform extensive consumer research that helps us create land plans and design homes that meet the needs and desires of our targeted buyers. We believe our approach to market research and construction expertise across an extensive product offering allows us the flexibility to pursue a wide array of land acquisition opportunities and appeals to a broad range of potential homebuyers, including entry-level, move-up, move-down and luxury customers. The homes that we and our unconsolidated joint ventures build range in price from approximately $360,000 to over $9 million, with home sizes ranging from approximately 700 to 6,200 square feet. Homebuilding revenue contributed to 75%, 73% and 65% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the average sales price of homes delivered from our communities was approximately $1.6 million, $2.0 million and $1.9 million, respectively. We believe that customer-focused community creation and product development, our reputation for high quality construction, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each homebuyer and enhances our overall financial performance.

Additionally, we strive to enhance the home-buying experience and buyers’ personal investment in their homes by actively engaging them in the selection of design options and upgrades. We believe that our on-site design studios, which allow buyers to personalize our home offerings with dedicated designers who are knowledgeable about the attributes of the homes offered in the community, are a key source of competitive differentiation. We believe that the active participation of buyers in selecting options and upgrades results in buyers becoming more personally invested in their homes, which leads to fewer cancellations. In addition to our on-site design studios, we also believe our emphasis on customer care provides us a competitive advantage. Our commitment to customer satisfaction is a key element of company culture, which fosters an environment where team members can innovate.

We seek to maximize returns and reduce exposure to land risk through the use of land options, joint ventures and other flexible land acquisition and development arrangements. The Company owned approximately 946 lots and had options to purchase an additional 1,806 lots as of December 31, 2017. We believe our lot option and joint venture strategy is a key factor in allowing us to leverage our entity-level capital and returns on equity, participate in and develop larger masterplan communities, and establish a homebuilding platform focused on high-growth, land-constrained markets. In addition, we believe that our professional reputation and long-standing relationships with key land sellers, including masterplan community developers, brokers and other builders, as well as our institutional investors and joint venture partners, enable us to acquire well-positioned land parcels in our existing markets as well as new target markets.
Fee Building Operations
While our primary business focus is building and selling homes for our own account, we also have a meaningful fee building business. We believe our fee building business complements our homebuilding business in what we believe to be among the most attractive masterplan communities in Southern California. Our fee building segment also includes our management fee revenues that we receive for serving as the managing member or other similar role in our joint ventures. One of our wholly owned subsidiaries is usually the general contractor for our and our unconsolidated joint ventures’ projects and retains subcontractors for home construction and land development.
The following table shows the percentage of each segment's revenue in relation to our consolidated total revenues for the years ended December 31, 2017, 2016 and 2015. For additional information related to geographic location of our homebuilding revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	(dollars in thousands)
	2017	% of Total Revenues	2016	% of Total Revenues	2015	% of Total Revenues
Homebuilding	$560,842	75%	$507,949	73%	$280,209	65%
Fee building	190,324	25%	186,507	27%	149,890	35%
Total revenues	$751,166	100%	$694,456	100%	$430,099	100%

Summary of Owned and Controlled Lots

As of December 31, 2017, we owned or controlled an aggregate of 2,752 lots, plus another 920 lots pursuant to our fee building contracts. The following table presents certain information with respect to our wholly owned and fee building lots as of December 31, 2017. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Lots Owned and Controlled" for further detail.

	December 31,
		Change			Change
	2017	Amount	%	2016	Amount	%	2015
Lots Owned	946	356	60%	590	178	43%	412
Lots Controlled(1)	1,806	820	83%	986	80	9%	906
Lots Owned and Controlled - Wholly Owned	2,752	1,176	75%	1,576	258	20%	1,318
Fee Building(2)	920	(15)	(2)%	935	(487)	(34)%	1,422
Total Lots Owned and Controlled	3,672	1,161	46%	2,511	(229)	(8)%	2,740

(1)
Includes lots that we control pursuant to option contracts, purchase contracts or non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Backlog

At December 31, 2017 and 2016, homes under contract, but not yet delivered ("backlog") totaled 153 and 79, respectively, with an estimated sales value of $162.3 million and $187.3 million, respectively. We expect to deliver all of the homes in backlog at December 31, 2017 during 2018 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2017 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected.

Acquisition Process
Our land acquisition strategy focuses on purchasing entitled finished, or partially improved land sufficient for construction of homes over a two- to three-year period from the initiation of homebuilding activity. We also selectively acquire parcels that require land development activities. Our acquisition process generally includes the following steps aimed at reducing development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	identification of target buyer and appropriate housing product;

•	determination of land plan to accommodate desired housing product;

•	completion of environmental reviews and third-party market studies;

•	preparation of detailed budgets for all cost categories;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	utilization of options, joint ventures and other land acquisition arrangements, if appropriate and available;

•	limitation on the size of an acquisition relative to the Company's pro forma capitalization; and

•	centralized acquisition procedure through a tiered internal management committee, Executive Committee and full Board approval process.
Before purchasing a land parcel, we engage and work closely with outside architects and consultants to design our homes and communities.
We also differentiate our acquisition strategy based on whether the land is in a masterplan community, or part of a larger development. For land which is not part of a larger development or masterplan, we generally enter into a purchase agreement with the land owner and deliver a deposit, which becomes nonrefundable upon the expiration of a specified due diligence period. The closing is generally tied to the date on which we have obtained development entitlements for the land. For land which is part of a larger development being developed by a master developer, we generally enter into a purchase agreement with the master developer and pay a deposit that becomes nonrefundable upon expiration of the due diligence period. The closing in master developments is generally tied to the issuance of final land development entitlements and completion of certain infrastructure and other improvements by the master developer. In master developments we may acquire all of the land at the closing or we may acquire the land in "phases". In master developments we may be required to (a) pay to the master developer a share of our net profit in excess of a specified margin and/or (b) grant the master developer the right to repurchase the land if we fail to develop the land in accordance with applicable development requirements or wish to sell the land in bulk. Our acquisition-development financing is generally obtained using one or more of the following: (i) proceeds from the sale of Senior Notes, (ii) through unsecured lines of credit; (iii) secured acquisition-development loans; (iv) equity obtained from joint venture partners and/or (v) land bank arrangements with providers who take title to the land at closing subject to agreements which obligate us to perform all development activities with respect to the land and provide us with an option to purchase the land.
Construction, Marketing and Sales Process
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
Land Development and Construction
We customarily acquire improved or unimproved land zoned for residential use. To control larger land parcels or gain access to highly desirable parcels, we sometimes form land development joint ventures with third parties in order to provide us with a pipeline of land to acquire from the joint venture when the lots are developed. If we purchase raw land or partially developed land, we will perform development work that may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems and recreational facilities like parks, community centers, pools, and hiking and biking trails.
The design of our homes must conform to zoning requirements, building codes and energy efficiency laws. As a result, we contract with a number of architects and other consultants in connection with the design process. We act as a general contractor (and certain of our wholly owned subsidiaries hold the general contractor's licenses in California and Arizona) with our supervisory employees coordinating most of the land development and construction work on a project. Independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and community and home design, and subcontractors and trade partners are engaged to perform all of the physical development and construction work. Although we do not have long-term contractual commitments with our subcontractors, trade partners, suppliers or laborers, we maintain strong and long-standing relationships with many of our subcontractors and trade partners. We believe that our relationships with subcontractors and trade partners have been enhanced through involving them prior to the start of a new community, maintaining our schedules and making timely payment. By dealing fairly, we believe we are able to keep our key subcontractors and trade partners loyal to us.
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
We primarily sell our homes through our own sales representatives and at times, through the use of outside brokers. One of our wholly owned subsidiaries holds the corporate broker's licenses in California and Arizona. Our in-house sales force works from sales offices located in model homes or sales centers close to, or within each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables and tours of model homes.
Generally, we build model homes at each project and have them professionally decorated and landscaped to display design features and options available for purchase in the design center. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Structural changes in design from the model homes, other than those predetermined, are not generally permitted, but homebuyers may select various other optional construction and design amenities. Our on-site design centers are an integral part of this process. The specific options selected for each community are based upon the price of the home and anticipated buyer preferences. Options include structural (room configurations or pre-determined additional square footage), electrical, plumbing and finish options (flooring, cabinets, fixtures). In certain communities, we also offer turn-key landscape options. Each design center is managed by our own designers dedicated to the specific community.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify many of our customers through a preferred mortgage provider. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. For our communities, the cancellation rate of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was 9%, 12% and 10% during the years ended December 31, 2017, 2016 and 2015, respectively. Cancellation rates are subject to a variety of factors, including those beyond our control, such as adverse economic or housing market conditions and increases in mortgage interest rates.
Customer Financing
At each of our communities, we seek to assist many of our homebuyers in obtaining financing by arranging with preferred mortgage lenders to offer qualified buyers a variety of financing options. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers.
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

We maintain a quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, delivery and post-delivery periods. These employees are also responsible for providing after-sales customer service, including the coordination of warranty requests. Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home during construction and prior to delivery. In addition, we generally use a third party, Eliant, to survey our homebuyers in order to improve our standards of quality and customer satisfaction.
Insurance and Warranty Program
We provide a limited one-year warranty to our homeowners covering workmanship and materials. In addition, we generally provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers and provides for the resolution of unresolved construction-related disputes through binding arbitration. Additionally, we have dedicated customer service staff that work with our homebuyers and coordinate with subcontractors and trade partners, as necessary, during the warranty period. We maintain reserves to cover the resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our warranty reserves include expected costs associated with the deductibles and self-insured amounts. For a further discussion of the risks associated with our warranty and insurance program, please see the risk factor under the heading "Risks Related to Our Business - We are subject to construction defect and warranty claims arising in the ordinary course of business that can be significant."
Seasonality and Cycles
We have experienced seasonal variations in our quarterly operating results and capital requirements in each of our reportable segments. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. Our revenues and cash flows (exclusive of the amount and timing of land purchases) from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. The homebuilding industry is cyclical. We continue to make substantial investments in land, which is likely to utilize a significant portion of our cash resources, so long as we believe such investments will yield results that meet our investment criteria.
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
Joint Ventures
Our joint venture strategy has assisted in leveraging our entity-level capital and establishing a homebuilding and land development platform focused on high-growth, land-constrained markets. We own interests in our unconsolidated joint ventures that generally range from 5% to 35%. We also earn management fees from such joint ventures.
We serve as the administrative member, manager or managing member of each of our six homebuilding and four land development joint ventures. We do not, however, exercise control over the joint ventures, as the joint venture agreements generally provide our respective partners with the right to consent to certain actions. Under most joint venture agreements, certain major decisions must be approved by the applicable joint venture’s executive committee, which is comprised of both our representatives and representatives of our joint venture partners. In addition, some of our joint venture agreements grant both partners a buy-sell right pursuant to which, subject to certain exceptions, either partner may initiate procedures requiring the other partner to choose between selling its interest to the other partner or buying the other partner’s interest. Additional information related to our unconsolidated joint ventures is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements and Contractual Obligations."
Fee Building Services
Although our primary business focus is building and selling homes for our own account, we also selectively provide general contracting services to build homes for independent third-party property owners. We refer to these projects as "fee building projects." For the year ended December 31, 2017, 97% of our fee building revenue represents fee building billings and 3% represents management fees from unconsolidated joint ventures. Our services with respect to fee building projects typically include design, development and construction. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer. For the years ended December 31, 2017, 2016 and 2015, fee building revenue contributed to 25%, 27% and 35%, respectively, of total revenue. The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and revenues from this customer totaled 25%, 26%, and 32% of our total consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Our billings to this customer are dependent upon such customer’s decision to proceed with construction and the agreements can be canceled at any time. We cannot predict whether these agreements will continue in the future or the current pace of construction, and the loss of these billings could have a material adverse effect on our results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the Consolidated Financial Statements for further discussion of this revenue concentration.
Government Regulation and Environmental Matters
We are subject to numerous local, state and federal statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters, which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Communities that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for communities in their jurisdiction. Communities for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these communities or prevent their development.
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
We use and our business relies upon general contractors' licenses and corporate real estate broker's licenses in order to build and sell homes.

For a further discussion of the impact of govern regulations on our business, including the impact of environmental regulations, please see the risk factors included under the heading "Risks Related to Laws and Regulations."
Bonds and Other Obligations
In connection with the development of our communities, we are frequently required to provide performance, maintenance and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of December 31, 2017, we had approximately $52.1 million and $0 of outstanding performance bonds and letters of credit, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Competition
The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. A number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. We also compete for sales with individual resales of existing homes and with available rental housing. As part of our strategy to expand our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and in connection with growing our overall community count, our average sales price of homes in backlog has declined from $2.4 million at December 31, 2016 to $1.1 million at December 31, 2017. We anticipate that we will continue to build more affordably-priced homes. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments, however, we also believe this is a prudent strategy as there is a larger population of qualified buyers in more affordable price points. For risks associated with the competition we face, please see the risk factor under the heading "Risks Related to Our Business - We may not be able to compete effectively against competitors in the homebuilding industry".
Employees
As of December 31, 2017, we had 281 employees, 104 of whom were executive, management and administrative personnel located in our offices, 55 of whom were sales and marketing personnel and 122 were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the third party subcontractors and trade partners engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that relations with our employees, subcontractors and trade partners are good.
Our Offices and Available Information
Our principal executive offices are located at 85 Enterprise, Suite 450, Aliso Viejo, California 92656. Our main telephone number is (949) 382-7800. Our internet website is www.NWHM.com. Our common stock is listed on the New York Stock Exchange (NYSE: NWHM). We will make available through the "Investors" section of our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the SEC. Copies of these reports, and any amendment to them, are available free of charge upon request. We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our code of ethics and business conduct, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The information contained in, or that can be accessed through our website is not incorporated by reference and is not part of this annual report on Form 10-K.

Item 1A.	Risk Factors
You should carefully consider the following risk factors, which address the material risks concerning our business, together with the other information contained in this annual report on Form 10-K. If any of the risks discussed in this annual report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose part or all of your investment. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the initial section of this annual report entitled "Cautionary Note Concerning Forward-Looking Statements."

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

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic, real estate and other business conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for homebuyers, interest rate levels, demographic trends, homebuyer preferences for specific designs or locations, real estate taxes, inflation and supply of and demand for new and existing homes. The foregoing conditions, among others, are complex and interrelated. Periods of prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, have historically contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that one or more of such economic and business conditions occur, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Federal government actions and new legislation related to economic stimulus, taxation, spending levels and borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and, in turn, could adversely affect the operating results of our business. Adverse economic conditions outside the U.S., such as Asia or Canada, may also adversely affect the demand for our homes to the extent such conditions impact the amount of potential homebuyers from such regions in our markets.

    In addition, an important segment of our customer base consists of first and second "move-up" buyers, who often purchase homes contingent upon the sale of their existing homes. During recessionary periods, these buyers may face difficulties selling their homes, which may in turn adversely affect our sales. Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

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

The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also increase during periods of shortage or high inflation. During the downturn in 2008 to 2011, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. A reduction in available trade partners exacerbates labor shortages as demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer, which in turn could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business and results of operations depend on the availability and skill of subcontractors at reasonable rates.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. Certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity could result in higher costs to retain our subcontractors. In addition, the enactment of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, drywallers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment and union organizing activity; (iv) changes in trends in labor force migration; and (v) increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our business prospects, liquidity, financial condition and results of operations. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land owned or controlled by us may decline after purchase. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The valuation of property is inherently subjective and based on the individual characteristics of each property. When market conditions drive land values down, land we have purchased or option agreements we have previously entered into may become less desirable because we may not be able to build and sell homes profitably, at which time we may elect to sell the land or, in the case of options contracts, to forego pre-acquisition costs and forfeit deposits and terminate the agreements. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we sell and build houses. Land parcels, building lots and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we or the housing market and general economy are in financial distress. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Material impairments in the value of our inventory may be required, and we may in the future sell land or homes at significantly lower margins or at a loss, if we are able to sell them at all, which could adversely affect our results of operations and financial condition.

We may not be able to compete effectively against competitors in the homebuilding industry.

We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. As part of our strategy to expand our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and in connection with growing our overall community count, our average sales price of homes in backlog has declined to $1.1 million at December 31, 2017 from $2.4 million at December 31, 2016. We anticipate that we will continue to build more affordably-priced homes. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives or reduce our prices. In past housing cycles, an oversupply of homes available for sale and heavy discounting of home prices by some of our competitors have adversely affected demand for homes in the market as a whole and could do so again in the future. We also compete with the resale, or "previously owned," home market. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.

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

Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time we acquire control of a property to the time we make our first home sale on the site. Our ability to process a significant number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately is important to our success. Errors by employees, failure to comply with regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, equipment failures, natural disasters or the failure of external systems, including those of our suppliers or counterparties, could result in delays and operational issues that could adversely affect our business, financial condition and operating results and our relationships with our customers. Delays in the development of communities also expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

In connection with the sale of a home we collect a deposit from the homebuyer that is a small percentage of the total purchase price. In California, upon a home order cancellation, the homebuyer’s escrow deposit is generally returned to the homebuyer (other than with respect to certain design-related deposits, which we generally retain). Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and changes in homebuyers' financial condition or personal circumstances. In addition, as part of our strategy, we intend to increase the number of homes we build at more affordable price points. Our cancellation rate may increase as we sell to a more diverse credit quality of buyers. Home order cancellations negatively impact our financial and operating results due to a negative impact on the number of homes closed, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog.

A large proportion of our fee building revenue is from one customer.

The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and our billings to this customer are dependent upon such customer’s decision to proceed with construction and the agreements can be canceled at any time. We cannot predict whether these agreements will continue in the future or the current pace of construction, and the loss of these billings could negatively impact our business and our results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the accompanying notes to consolidated financial statements included in this annual report on Form 10-K for further discussion of this revenue concentration.

We are subject to construction defect and warranty claims arising in the ordinary course of business that can be significant.

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, arising in the ordinary course of business or otherwise. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. Some claims may not be covered by insurance or may exceed applicable coverage limits. We may not be able to renew our insurance coverage or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, product liability claims, soil subsidence or building related claims.  Some claims may arise out of uninsurable events or circumstances not covered by insurance or that are not subject to effective indemnification agreements with our trade partners.

With respect to certain general liability exposures, including construction defects and related claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process require us to exercise significant judgment due to the complex nature of these exposures, with each exposure often exhibiting unique circumstances. Furthermore, once claims are asserted against us for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand. Plaintiffs may seek to consolidate multiple parties in one lawsuit or seek class action status in some of these legal proceedings with potential class sizes that vary from case to case. Consolidated and class action lawsuits can be costly to defend and, if we were to lose any consolidated or certified class action suit, it could result in substantial liability.

We also expend significant resources to repair items in homes we have sold to fulfill the warranties we issued to our homebuyers. Additionally, we are subject to construction defect claims can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage our reputation and adversely affect our ability to sell homes.

In addition, we conduct most of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller California operations as a percentage of the total enterprise.

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

Power, water and other natural resource shortages or price increases could have an adverse impact on operations.

The markets in which we operate have experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability (including drought conditions) and significant increases in utility and resource costs. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time. Shortages of natural resources, particularly water and power, may make it more difficult to obtain regulatory approval of new developments. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. Furthermore, water restrictions, drought conditions, power shortages and rate increases may adversely affect the regional economies in which we operate, which may reduce demand for housing. Our operations may be adversely impacted if further restrictions, drought conditions, rate increases and/or power shortages occur.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

As discussed under "Management’s Discussion and Analysis of Financial Condition-Seasonality" we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to ten months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Seasonality also requires us to finance construction activities in advance of the receipt of sales proceeds. In many cases, we may not be able to recapture increased costs by raising prices because prices are established upon signing the purchase contract. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete sales of our homes at anticipated pricing levels or within anticipated time frames, our financial performance and financial conditions could be materially and adversely affected.

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

Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business, which in turn requires us to increase our home selling price in an effort to maintain satisfactory housing gross margins. Inflation typically also accompanies higher interests rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may record charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced, or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

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

Privacy, security, and compliance concerns have continued to increase as technology has evolved.  We rely on accounting, financial and operational management information systems to conduct our operations. Many of these resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be materially and adversely impaired if our computer resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to its networked resources. Furthermore, as part of our normal business activities, we collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We may share some of this information with vendors who assist us with certain aspects of our business. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.

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
The magnitude, timing and nature of any future acquisition or expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates as well as capital resources. We cannot guarantee that any expansion into a new market will be successfully executed, and our failure to do so could harm our current business.

A reduction in our sales absorption levels may force us to incur and absorb additional community-level costs.

We incur certain overhead costs associated with our communities, such as indirect construction costs, property taxes, marketing expenses and costs associated with the upkeep and maintenance of our model and sales complexes. If our sales absorptions pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, property taxes, interest and other related expenses. Reduction in home absorption rates increases the associated holding costs and extends our time to recover such costs. Declines in the homebuilding market may also require us to evaluate the recoverability of costs relating to land acquired more recently.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Future terrorist attacks against the United States or any foreign country or increased domestic or international instability could cause consumer unease, which could significantly reduce the number of new contracts signed, and/or increase the number of cancellations of existing contracts, which could adversely affect our business.

Risks Related to Laws and Regulations

Mortgage financing, interest rate increases or changes in federal lending programs or other regulations could lower demand for or impact homebuyers’ ability to purchase our homes, which could materially and adversely affect us.

A substantial percentage of purchasers of our homes finance their acquisitions with mortgage financing. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements, increased monthly mortgage costs, tightened credit requirements and underwriting standards, and an increase in indemnity claims for mortgages may lead to reduced demand for our homes and mortgage loans. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal Housing Administration, or FHA, or Veterans Administration, or the VA, standards. In addition, as a result of the turbulence in the credit markets and mortgage finance industry during the last downturn, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices that reduce the availability of loans to borrowers or increase the costs to borrowers to obtain such loans. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential "move-up" buyer who wishes to purchase one of our homes. The foregoing may also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates, stricter underwriting standards, and a reduction of loan products, among other similar factors, can decrease our home sales. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

Changes in tax laws can increase the after tax cost of owning a home, and further tax law changes or government fees could adversely affect demand for the homes we build, increase our costs, or negatively affect our operating results.

Under previous tax law, certain significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, tax liability. However, the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017 may limit these deductions for some individuals starting in 2018. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017 while retaining the $1 million debt cap for debt incurred prior to December 15, 2017. The limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals.

Any increases in personal income tax rates and/or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations. Furthermore, increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes as well as the limitation on deductibility of such costs could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.

We believe that our recorded tax balances are adequate; however it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation (including the interpretation of laws included in the newly enacted Tax Act), and whether they could adversely impact our operating results.

New and existing laws and regulations, including environmental laws and regulations, or other governmental actions may increase our expenses, limit the number of homes that we can build or delay the completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, which can limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees, assessments and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The particular environmental laws which apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions and geographic attributes, the present and former uses of the property, the presence or absence of endangered plants or animals or sensitive habitats, as well as conditions at nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. For example, under certain environmental laws and regulations, third parties, such as environmental groups or neighborhood associations, may challenge the permits and other approvals required for our projects and operations. Any such claims may adversely affect our business, prospects, liquidity, financial condition and results of operations. Insurance coverage for such claims may be limited or non-existent.

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

There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy, emissions and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards.  New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes.  As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.

Risks Related to Financing and Indebtedness

Difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects.

The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and complete development. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have issued $325 million in aggregate principal amount of 7.25% Senior Notes due 2022 and debt commitments of
$200 million under our revolving credit facility, our ability and capacity to borrow under the credit facility is limited by our asset based borrowing base and our ability to meet the covenants of the facility. In addition, our senior notes contain certain restrictions on our business, including the incurrence of additional debt under certain circumstances. If our senior notes, credit facility and internally generated funds are insufficient to cover our liquidity needs, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings, formation of joint venture relationships or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments or to develop the land and construct homes. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs. Furthermore, if additional funds are raised through the issuance of stock, dilution to stockholders could result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.

Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. As discussed elsewhere in this filing, including "Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources," the Company has outstanding $325 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes"). As of December 31, 2017, we had approximately $318.7 million in aggregate principle amount of debt outstanding, net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million and $5.9 million of debt issuance costs. In addition, we have $200 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit at December 31, 2017 and $200 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our revolving credit facility. Moreover, the terms of the indenture governing the Notes and our revolving credit facility permit us to incur additional debt, in each case, subject to certain restrictions.

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

Our ability to meet our expenses depends, to a large extent, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we may lose some or all of our assets or property that may be pledged to secure our obligations to foreclosure. Also, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We currently have significant amounts invested in unconsolidated joint ventures with third parties - some of which are affiliated with certain of our board members - in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners.

We own interests in various joint ventures and as of December 31, 2017, our investments in and advances to our unconsolidated joint ventures was $55.8 million. We have entered into joint ventures in order to acquire land positions, to manage our risk profile and to leverage our capital base. We may enter into additional joint ventures in the future. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

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

•
Covenant Compliance Risk. Our revolving credit facility prohibits us from making investments in and advances to joint ventures when we are unable to meet certain financial covenants. In addition, the Indenture governing the Notes limits our ability to make investments in joint ventures or give guarantees of joint venture indebtedness when our aggregate investments in joint ventures exceeds 15% of our consolidated tangible assets (before the operation of general baskets and other exceptions). If we become unable to fund our joint venture obligations this could result in, among other things, our default under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture's ability to carry out its operations or strategy which could impair the value of our investment in the joint venture.

•
Development Risk. Typically, we serve as the administrative member, managing member, or general partner of our joint ventures and one of our subsidiaries acts as the general contractor while our joint venture partner serves as the capital provider. Due to our respective role in these joint ventures, we may become liable for obligations beyond our proportionate equity share. In addition, the projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability and capital needs of these ventures and our proportionate share of income and capital.

•
Financing Risk. There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing joint venture borrowings as such borrowings mature. In addition, a partner may fail to fund its share of required capital contributions or may become bankrupt, which may cause us and any other remaining partners to fulfill the obligations of the venture in order to preserve our interests and retain any benefits from the joint venture. As a result, we could be required, or elect, to contribute our corporate funds to the joint venture to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the credit facility conditions discussed above. In addition, we sometimes finance projects in our unconsolidated joint ventures with debt that is secured by the underlying real property. Secured indebtedness increases the risk of the joint venture’s loss of ownership of the property (which would, in turn, impair the value of our ownership interests in the joint venture). See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Off-Balance Sheet Arrangements and Contractual Obligations"

•
Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in and advances to these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share. While in most instances we would be able to exercise remedies available under the applicable joint venture documentation if a partner fails to contribute its proportional share of capital, our partner's financial condition may preclude any meaningful cash recovery on the obligation. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Off-Balance Sheet Arrangements and Contractual Obligations" and Note 11 to the Consolidated Financial Statements for more information on LTV maintenance agreements and completion guaranties.

•
Completion Risk. We often sign a completion agreement in connection with obtaining financing for our joint ventures. Under such agreements, we may be compelled to complete a project, usually with costs within the budget related to the project being funded by the lender with any budget shortfalls being borne by us, even if we no longer have an economic interest in the joint venture or the joint venture no longer has an interest in the property.

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

Our current financing arrangements, including the Indenture governing the Notes, contain covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders, and otherwise affect our operating policies. These restrictions limit our ability to, among other things:

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

In addition, our revolving credit facility provides that our maximum leverage ratio must be less than 65%, which, as defined in our credit agreement, is calculated on a net debt basis after a minimum liquidity threshold. Our leverage ratio as of December 31, 2017, as calculated under our revolving credit facility, was approximately 44%. Our credit facility also contains financial covenants related to our tangible net worth (subject to adjustment if joint ventures exceed 35% of our tangible net worth), liquidity, and interest coverage. Tables measuring our compliance with the financial conditions and covenants under the Notes and credit facility are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Unsecured Revolving Credit Facility" included elsewhere in this Report on Form 10-K and incorporated herein by reference. Failure to have sufficient borrowing base availability in the future or to be in compliance with our financial covenants under our revolving credit facility could have a material adverse effect on our operations and financial condition.
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
Rating agencies may elect in the future to downgrade our corporate credit rating or any rating of the Notes due to deterioration in our homebuilding operations, credit metrics or other earnings-based metrics, as well as our leverage or a significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be downgraded or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our stock price, business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2017, we had approximately $318.7 million in aggregate principal amount of debt outstanding, net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million and $5.9 million of debt issuance costs. In addition, we have $200 million in debt commitments under our revolving credit facility, of which no indebtedness is outstanding or utilized to provide letters of credit at December 31, 2017 and $200 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our senior unsecured revolving credit facility. As part of our financing strategy, we may incur a significant amount of additional debt. Our revolving credit facility has, and any additional debt we subsequently incur may have, a floating rate of interest. Our Notes have a fixed rate of interest. We may incur fixed rate debt in the future that may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of a favorable return on such assets and could result in a loss or lower profitability. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
We may be unable to repurchase the Notes upon a change of control as required by the Indenture.
Upon the occurrence of certain specific kinds of change of control events, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest thereon. In such circumstances, we cannot assure you that we would have sufficient funds available to repay all of our indebtedness that would become payable upon a change of control and to repurchase all of the Notes. Our failure to purchase the Notes would be a default under the Indenture and would trigger a cross default of the revolving credit facility.
Risks Related to Our Organization and Structure
We are and will continue to be dependent on key personnel and certain members of our management team.
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
Our charter and bylaws could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock.
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
As we transition from our status as "an emerging growth company," we may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We are an "emerging growth company", and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation. We have elected to adopt these reduced disclosure requirements. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, although a variety of circumstances could cause us to lose that status earlier. We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, securities (including debt securities) convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. In addition, we entered into a registration rights agreement with the individual founders and certain of our institutional shareholders, IHP Capital Partners VI, LLC, TCN/TNHC LP, and Watt/TNHC LLC (the "Institutional Investors") at the time our Company consummated its initial public offering. If these holders, or any shareholders, sell substantial amounts of their shares, the price of our common stock could decline significantly. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect, if any, of future sales of our common stock, or other securities on the value of our common stock. Sales of substantial amounts of our common stock by a large stockholder or otherwise, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Our Notes and Future offerings of debt securities, which rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

We have issued $325 million in aggregate principal amount of Notes. In the future, we may attempt to increase our capital resources by conducting offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, including the Senior Notes, and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.
Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with ours and may have conflicts of interests with us in the future.

The Institutional Investors, H. Lawrence Webb, Wayne Stelmar, Tom Redwitz and Joseph Davis beneficially own (as such term is defined in Section 13(d)(3) of the Exchange Act), directly or indirectly through their affiliates, approximately 37% of our common stock. Such holders are also party to an investor rights agreement, pursuant to which each such holder agreed to vote, for each of the Institutional Investors, in favor of one individual for nomination and election to the Board chosen by such Institutional Investor for so long as such Institutional Investor owns 4% or more of our then-outstanding stock. Each Institutional Investor has also agreed to vote its shares of common stock in favor of Messrs. Webb, Stelmar or Berchtold (or, if at that time nominated as a director, Messrs. Davis or Redwitz) in any election in which any such individual is a nominee. In addition to the influence such holders have due to their voting arrangement, to the extent they and their affiliates vote their shares together on any matter, their combined stock ownership may effectively give them the power to influence matters reserved for our shareholders, including the election of members of our board of directors and significant corporate or change of control transactions.

Circumstances may occur in which the interest of these shareholders could be in conflict with your interests or our interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you. For example, our Institutional Investors are also in the real estate and land development business. Such Institutional Investors and their affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. We have entered into various business relationships with some of our Institutional Investors, including real estate development or homebuilding joint ventures. While our audit committee, and in some cases all of our independent or disinterested board members, have reviewed and approved all such transactions, we do not have exclusive control over such joint ventures, which may prevent us from taking actions that are in our best interest but opposed by our partners. If the projects within such joint ventures do not perform well, it is possible that disputes between us and our partners may result in litigation or arbitration which would be further complicated due to the conflict of interest. Any such dispute would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could have a material and adverse effect on our business. See the Risk Factor entitled "We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners" for a description of additional risks arising from our investments in joint ventures. Institutional Investors and their affiliates are involved in business that provides equity capital for residential housing, land and development, including for businesses that directly or indirectly compete with our business. In their capacities as principals or executives of those businesses, they may also pursue opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 6,800 square feet through May 2020 in Roseville (of which approximately 5,800 square feet is sublet), approximately 7,700 square feet through September 2021 in Walnut Creek, approximately 1,400 square feet through July 2018 in Agoura Hills and approximately 2,000 square feet through February 2021 in Scottsdale. For information on land owned and controlled by us and our joint ventures for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lots Owned and Controlled", "- Equity in Net Income of Unconsolidated Joint Ventures" and "- Off-Balance Sheet Arrangements and Contractual Obligations - Joint Ventures".

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
Our common stock is listed on the New York Stock Exchange under the ticker symbol "NWHM" and began trading on January 31, 2014. The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
Fiscal Year 2017
First Quarter	$11.93	$10.07
Second Quarter	$12.23	$10.24
Third Quarter	$11.96	$9.75
Fourth Quarter	$13.20	$10.27
Fiscal Year 2016
First Quarter	$12.78	$7.51
Second Quarter	$12.79	$8.62
Third Quarter	$11.28	$8.85
Fourth Quarter	$12.55	$9.45

The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company’s common stock from January 31, 2014 (the date of our initial public offering, using the price of which our shares of common stock were initially sold to the public) to December 31, 2017, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index. The comparison assumes $100 was invested in our common stock on January 31, 2014 and in each of the foregoing indices on January 31, 2014 and assumes the reinvestment of dividends.

The performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference.
The above graph is based upon common stock and index prices calculated as of the end of each period. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 12, 2018, we had 12 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividends
We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.
Issuer Share Repurchases
We had no share repurchases during the year ended December 31, 2017.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2017.

Item 6.	Selected Financial Data
The following sets forth our selected financial data and other operating data on a historical basis. You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes, "Risk Factors" and with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013(1)
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sales revenue	$560,842	$507,949	$280,209	$56,094	$35,663
Fee building revenue, including management fees	190,324	186,507	149,890	93,563	47,565
Land sales revenue	—	—	—	—	—
Total revenues	$751,166	$694,456	$430,099	$149,657	$83,228

Pretax income:
Homebuilding	$27,034	$25,546	$23,698	$497	$1,748
Fee building	5,497	8,404	10,213	4,506	5,248
Pretax income	$32,531	$33,950	$33,911	$5,003	$6,996

Net income attributable to the Company	$17,152	$21,022	$21,688	$4,787	$6,706
Basic earnings per share	$0.82	$1.02	$1.29	$0.30	$0.85
Diluted earnings per share	$0.82	$1.01	$1.28	$0.30	$0.85
Weighted Average Common Shares Outstanding: (2)
Basic	20,849,736	20,685,386	16,767,513	15,927,917	7,905,757
Diluted	20,995,498	20,791,445	16,941,088	15,969,199	7,905,757

Balance Sheet Data
Cash and cash equivalents	$123,546	$30,496	$45,874	$44,058	$9,541
Real estate inventories (3)	$416,143	$286,928	$200,636	$157,629	$44,088
Investment in and advances to unconsolidated joint ventures	$55,824	$50,857	$60,572	$60,564	$32,270
Total assets	$644,512	$419,136	$351,270	$291,958	$98,949
Total debt	$318,656	$118,000	$83,082	$113,751	$17,883
Stockholders’ equity (4)	$263,990	$244,523	$220,775	$148,084	$64,356
Stockholders' equity per common share outstanding	$12.64	$11.81	$10.75	$9.00	$7.45
Cash dividends declared per share	$—	$—	$—	$—	$—

Operating Data (excluding unconsolidated JVs)
Net new home orders	412	253	174	79	72
New homes delivered	341	250	148	53	82
Average sales price of homes delivered	$1,645	$2,032	$1,893	$1,058	$435
Selling communities at end of year	17	15	10	4	3
Backlog at end of year, number of homes	153	79	67	41	15
Backlog at end of year, dollar value	$162,250	$187,296	$166,567	$86,711	$11,867
Average sales price of homes in backlog	$1,060	$2,371	$2,486	$2,115	$791

Operating Data – Fee Building Projects (excluding unconsolidated JVs)
Homes started	533	784	513	550	215
Homes delivered	820	644	537	206	194
Homes under construction at end of period	299	586	446	470	126

(1)	The Company completed its initial public offering ("IPO") on January 30, 2014. Data presented for the years prior to 2014 represent our results operating as TNHC LLC, a private company.

(2)	The Company completed a follow-on offering on December 9, 2015 issuing and selling 4,025,000 shares of common stock at a price of $12.50 per share.

(3)
Effective July 1, 2016, certain capitalizable selling and marketing costs were reclassified to other assets from real estate inventories. Prior year periods have been reclassified to conform to current year presentation. $9.3 million, $5.9 million, and $1.3 million, was reclassified from real estate inventories to other assets for the years ended December 31, 2015, 2014, and 2013, respectively.

(4)	For the year ended December 31, 2013 (prior to the Company's IPO), amount represents members' equity in TNHC LLC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following in conjunction with the sections of this annual report on Form 10-K entitled "Risk Factors," "Cautionary Note Concerning Forward-Looking Statements," "Selected Financial Data" and "Business" and our historical financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors" and elsewhere in this annual report on Form 10-K.

Non-GAAP Measures

This annual report on Form 10-K includes certain non-GAAP measures, including homebuilding gross margin before impairments, homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, net income attributable to the Company before noncash deferred tax asset charge, earnings per share and diluted earnings per share attributable to the Company before noncash deferred tax asset charge, net debt, the ratio of net debt-to-capital, adjusted homebuilding gross margin, adjusted homebuilding gross margin percentage, and the effective tax rate before noncash deferred tax asset charge.  For a reconciliation of homebuilding gross margin before impairments, homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Financial Data." For a reconciliation of net income attributable to the Company before noncash deferred tax asset charge, earnings per share and diluted earnings per share attributable to the Company before noncash deferred tax asset charge, and the effective tax rate before noncash deferred tax asset charge to the comparable GAAP measures, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." For a reconciliation of adjusted homebuilding gross margin and adjusted homebuilding gross margin percentage to the comparable GAAP measures, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of net debt and net debt-to-capital to the comparable GAAP measures, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Consolidated Financial Data

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Revenues:
Home sales	$560,842	$507,949	$280,209
Fee building, including management fees from unconsolidated joint ventures of $4,945, $8,202 and $12,426, respectively	190,324	186,507	149,890
	751,166	694,456	430,099
Cost of Sales:
Home sales	473,213	433,559	235,232
Home sales impairments	2,200	2,350	—
Land sales impairment	—	1,150	—
Fee building	184,827	178,103	139,677
	660,240	615,162	374,909
Gross Margin:
Home sales	85,429	72,040	44,977
Land sales	—	(1,150)	—
Fee building	5,497	8,404	10,213
	90,926	79,294	55,190

Home sales gross margin	15.2%	14.2%	16.1%
Home sales gross margin before impairments(1)	15.6%	14.6%	16.1%
Fee building gross margin	2.9%	4.5%	6.8%

Selling and marketing expenses	(32,702)	(26,744)	(13,741)
General and administrative expenses	(26,330)	(25,882)	(20,278)
Equity in net income of unconsolidated joint ventures	866	7,691	13,767
Other income (expense), net	(229)	(409)	(1,027)
Pretax income	32,531	33,950	33,911
Provision for income taxes	(15,390)	(13,024)	(12,533)
Net income	17,141	20,926	21,378
Net loss attributable to noncontrolling interest	11	96	310
Net income attributable to The New Home Company Inc.	$17,152	$21,022	$21,688

Interest incurred	$21,978	$7,484	$4,722
Adjusted EBITDA(2)	$50,145	$43,144	$46,209
Adjusted EBITDA margin percentage (2)	6.7%	6.2%	10.7%
Ratio of Adjusted EBITDA to total interest incurred (2)	2.3x	5.8x	9.8x

(1)
Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2017	%	2016	%	2015	%
	(Dollars in thousands)
Home sales revenue	$560,842	100.0%	$507,949	100.0%	$280,209	100.0%
Cost of home sales	475,413	84.8%	435,909	85.8%	235,232	83.9%
Homebuilding gross margin	85,429	15.2%	72,040	14.2%	44,977	16.1%
Add: Home sales impairments	2,200	0.4%	2,350	0.4%	—	—%
Homebuilding gross margin before impairments	87,629	15.6%	74,390	14.6%	44,977	16.1%

(2)
Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position and inventory impairments. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$17,141	$20,926	$21,378
Add:
Interest amortized to cost of sales and other expense	11,057	5,331	2,596
Provision for income taxes	15,390	13,024	12,533
Depreciation and amortization	449	511	473
Amortization of equity-based compensation	2,803	3,471	3,884
Cash distributions of income from unconsolidated joint ventures	1,588	3,742	18,477
Noncash impairments and abandonments	2,583	4,080	635
Less:
Gain from notes payable principal reduction	—	(250)	—
Equity in income of unconsolidated joint ventures	(866)	(7,691)	(13,767)
Adjusted EBITDA	$50,145	$43,144	$46,209
Total Revenue	$751,166	$694,456	$430,099
Adjusted EBITDA margin percentage	6.7%	6.2%	10.7%
Interest incurred	21,978	7,484	4,722
Ratio of Adjusted EBITDA to total interest incurred	2.3x	5.8x	9.8x

Overview

Solid buyer demand continued in California during 2017 as the Company continued to make progress with its strategy to grow its wholly owned business by increasing its wholly owned deliveries by 36%, community count at period end by 13% and net new orders by 63%. Total revenues for 2017 totaled $751.2 million as compared to $694.5 million in 2016, with home sales revenue up 10% to $560.8 million even after a 19% lower average selling price to $1.6 million as compared to $2.0 million a year ago. The decrease in average selling price was the result of expanding our total community count as well as our strategy to broaden our product price points to more affordably-priced product. At the same time our gross margins from home sales improved 100 basis points during 2017 to 15.2%.
Net income attributable to the Company for 2017 was $17.2 million, or $0.82 per diluted share, and included a noncash deferred tax asset charge of $3.2 million (or $0.15 per diluted share) attributable to the revaluation of the Company's deferred tax asset related to the reduction in the federal corporate tax rate in connection with the Tax Cuts and Jobs Act enacted in December 2017. Excluding the noncash deferred tax asset charge, net income for 2017 was $20.3 million*, or $0.97* per diluted share, compared to $21.0 million, or $1.01 per diluted share, for 2016. Net income excluding the noncash deferred tax asset charge is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to net income. The slight decrease in net income before the adjustment to our deferred tax asset was primarily due to a $6.8 million reduction in joint venture income, a $3.3 million decrease in joint venture management fees and a $2.9 million decline in fee building gross margin, which was largely offset by a 10% increase in the Company's wholly owned home sales revenues and a 100 basis point improvement in homes sales gross margin.
During 2017, the Company executed on its strategic initiative to broaden its product portfolio by including more affordably-priced product to attract a deeper, more diverse customer base. The strategic shift in product offerings included the opening of seven new communities with initial base pricing below $750,000. Overall, the Company ended 2017 with 17 active selling communities compared to 15 at the end of 2016. Net new orders for 2017 were up 63% compared to 2016 due to a 59% higher monthly sales absorption rate driven by healthy buyer demand and lower price points offered in 2017. The increase in orders drove a 94% increase in backlog units at December 31, 2017 as compared to a year ago.
The Company also made significant progress during the year in improving its financial position and liquidity by issuing $325 million of senior unsecured notes due 2022. The Company ended the year with $123.5 million in cash and cash equivalents, no debt outstanding under its $200 million unsecured revolving credit facility, a debt-to-capital ratio of 54.7% and a net debt-to-capital ratio of 42.4%*. The Company also grew the number of lots owned and controlled by its wholly owned operations by 75% to approximately 2,750 lots, including the first acquisition of wholly owned lots in Arizona. Of the wholly owned lots owned and controlled, approximately 66% were controlled through option contracts.

We expect the product transition experienced in 2017 to continue into 2018 with the anticipated opening of six new communities at price points of $750,000 or below. With the continued product mix shift, we expect increased deliveries for 2018 at a lower average selling price. The foundation we have established during 2017 positions us well in our markets and has set us up to deliver solid returns for our shareholders.

* Net income attributable to the Company before noncash deferred tax asset charge, diluted earnings per share attributable to the Company before noncash deferred tax asset charge, and net debt-to-capital ratio are non-GAAP measures. For a reconciliation of net income attributable to the Company before noncash deferred tax asset charge and diluted earnings per share attributable to the Company before noncash deferred tax asset to the comparable GAAP measures, please see the table below. For a reconciliation of the net debt-to-capital ratio to the appropriate GAAP measure, please see "Liquidity and Capital Resources - Debt-to-Capital Ratios." We believe removing the impact of the noncash deferred tax asset charge is relevant to provide investors with an understanding of the impact the charge had to earnings and our effective tax rate and to allow a more direct comparison of earnings to the prior year period. We believe that the ratio of net debt-to-capital is a relevant financial measure for management and investors to understand the leverage employed in our operations and as an indicator of the Company’s ability to obtain financing.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Net income attributable to The New Home Company Inc.	$17,152	$21,022	$21,688
Noncash deferred tax asset charge	3,190	—	—
Net income attributable to The New Home Company before noncash deferred tax asset charge	$20,342	$21,022	$21,688

Earnings per share attributable to The New Home Company Inc.:
Basic	$0.82	$1.02	$1.29
Diluted	$0.82	$1.01	$1.28

Earnings per share attributable to The New Home Company Inc. before noncash deferred tax asset charge:
Basic	$0.98	$1.02	$1.29
Diluted	$0.97	$1.01	$1.28

Weighted average shares outstanding:
Basic	20,849,736	20,685,386	16,767,513
Diluted	20,995,498	20,791,445	16,941,088

Effective tax rate for The New Home Company Inc.:
Pretax Income	$32,531	$33,950	$33,911
Provision for income taxes	$15,390	$13,024	$12,533
Effective tax rate(1)	47.3%	38.4%	37.0%

Effective tax rate for The New Home Company Inc. before noncash deferred tax asset charge:
Provision for income taxes	$15,390	$13,024	$12,533
Less: noncash deferred tax asset charge	(3,190)	—	—
Provision for income taxes before noncash deferred tax asset charge	$12,200	$13,024	$12,533
Effective tax rate for The New Home Company Inc. before noncash deferred tax asset charge(1)	37.5%	38.4%	37.0%
(1) Effective tax rate is computed by dividing provision for income taxes by pretax income.

Results of Operations

Net New Home Orders

	Year Ended December 31,
		Change			Change
	2017	Amount	%	2016	Amount	%	2015
Net new home orders
Southern California	197	56	40%	141	55	64%	86
Northern California	215	103	92%	112	24	27%	88
Total net new home orders	412	159	63%	253	79	45%	174

Selling communities at end of period
Southern California	10	2	25%	8	4	100%	4
Northern California	7	—	—%	7	1	17%	6
Total selling communities	17	2	13%	15	5	50%	10

Average selling communities	13	1	8%	12	5	71%	7
Monthly sales absorption rate per community (1)	2.7	1.0	59%	1.7	(0.2)	(11)%	1.9
Cancellation rate	9%	(3)%	NA	12%	2%	NA	10%

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the year ended December 31, 2017 increased 63% compared to the same period in 2016. The increase was primarily driven by a 59% increase in the monthly sales absorption rate per community and to a lesser extent, an 8% increase in average selling communities. The improvement in absorption rate was driven by solid order activity in both Southern and Northern California resulting from the addition of more affordably-priced product, which generally sells at a faster pace than move-up or luxury product. Southern California experienced monthly absorption of 2.3 sales per community in 2017, compared to 1.8 in the prior year, while high buyer demand resulted in an 82% increase in monthly sales absorption to 3.1 sales per community for Northern California in 2017 compared to 2016.

Net new home orders for the year ended December 31, 2016 increased 45% compared to 2015 primarily due to an increase in the number of selling communities, which was partially offset by a slightly slower monthly sales absorption rate.

The Company continued to experience a fairly modest cancellation rate in 2017 that was relatively consistent with the prior two years. We believe our cancellation rate is one of the lower rates in the industry due to many factors, including loan prequalifying buyers before writing sales contracts, the high level of personalized options that our homebuyers select, which creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles.

Backlog

	Year Ended December 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	71	$93,955	$1,323	48	$162,599	$3,387	48%	(42)%	(61)%
Northern California	82	68,295	833	31	24,697	797	165%	177%	5%
Total	153	$162,250	$1,060	79	$187,296	$2,371	94%	(13)%	(55)%

	Year Ended December 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	48	$162,599	$3,387	45	$149,405	$3,320	7%	9%	2%
Northern California	31	24,697	797	22	17,162	780	41%	44%	2%
Total	79	$187,296	$2,371	67	$166,567	$2,486	18%	12%	(5)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer, but for which we have not yet delivered the home. Backlog dollar value at December 31, 2017 declined 13% compared to the prior year end due to a 55% decrease in average selling price to $1.1 million as compared to $2.4 million, which was partially offset by a 94% increase in backlog units. The decline in the average selling price of homes in backlog was primarily related to the delivery of the final homes from two higher-priced luxury communities in Newport Coast, CA in 2017. Additionally, ending 2017 backlog included increased contributions from more affordably-priced communities consistent with the Company's strategic shift to diversify its product offerings and access a deeper buyer pool as compared to ending backlog at December 31, 2016. The increase in the number of homes in backlog as of December 31, 2017 compared to the prior year period was largely the result of higher monthly sales absorption rates.

The dollar value of backlog at December 31, 2016 was up 12% to $187.3 million over the prior year period due to an 18% increase in the number of homes in backlog, partially offset by a 5% reduction in the average selling price of homes in backlog. The higher backlog dollar value in Southern California as compared to Northern California was due to higher community counts in Southern California combined with higher-priced communities, particularly in Newport Coast, CA, where we had two coastal luxury communities where average home prices in backlog exceeded $5 million. The increase in the number of homes in backlog as of December 31, 2016 compared to the prior year period was the result of increased net new home orders.

Lots Owned and Controlled

	December 31,
		Change			Change
	2017	Amount	%	2016	Amount	%	2015
Lots Owned
Southern California	563	273	94%	290	167	136%	123
Northern California	318	18	6%	300	11	4%	289
Arizona	65	65	NA	—	—	NA	—
Total	946	356	60%	590	178	43%	412
Lots Controlled(1)
Southern California	278	(443)	(61)%	721	(33)	(4)%	754
Northern California	1,031	766	289%	265	113	74%	152
Arizona	497	497	NA	—	—	—%	—
Total	1,806	820	83%	986	80	9%	906
Lots Owned and Controlled - Wholly Owned	2,752	1,176	75%	1,576	258	20%	1,318
Fee Building(2)	920	(15)	(2)%	935	(487)	(34)%	1,422
Total Lots Owned and Controlled	3,672	1,161	46%	2,511	(229)	(8)%	2,740

(1)
Includes lots that we control under purchase and sale agreements, option agreements or non-binding letters of intent that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Consistent with our focus to grow our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 75% and 20% year-over-year for the years ending December 31, 2017 and 2016, respectively. Of the lots owned and controlled at December 31, 2017, 66% were controlled through option contracts. The increase in wholly owned lots owned and controlled was due to our planned expansion in Arizona where we entered into contracts on four land parcels totaling 562 aggregate lots, and an increase in lots controlled in Northern California primarily due to two new developments with multiple planning areas, one for 418 lots in Vacaville, CA and a second for 394 lots in a masterplan development in Folsom, CA. The increase in wholly owned lots owned and controlled was partially offset by a 36% increase in new home deliveries in 2017.

The slight decrease in fee building lots at December 31, 2017 as compared to 2016 was attributable to delivering 820 homes during 2017, offset partially by contracts from the Company's largest customer awarded in 2017 for seven new fee building communities totaling 804 lots.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	174	$433,651	$2,492	147	$422,041	$2,871	18%	3%	(13)%
Northern California	167	127,191	762	103	85,908	834	62%	48%	(9)%
Total	341	$560,842	$1,645	250	$507,949	$2,032	36%	10%	(19)%

	Year Ended December 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	147	$422,041	$2,871	74	$205,815	$2,781	99%	105%	3%
Northern California	103	85,908	834	74	74,394	1,005	39%	15%	(17)%
Total	250	$507,949	$2,032	148	$280,209	$1,893	69%	81%	7%

New home deliveries increased 36% for the year ended December 31, 2017 compared to the prior year period. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2016 and an increase in new home orders during the year. Home sales revenue for 2017 increased 10% compared to 2016 primarily due to an increase in new home deliveries, which was offset by a 19% lower average sales price per delivery. The year-over-year decrease in average sales price was driven by increased deliveries from our Northern California operations, which has lower-priced communities than Southern California, coupled with a product mix shift for both Southern California and Northern California as deliveries from more affordably-priced communities increased.
Home sales revenue for the year ended December 31, 2016 increased 81% to $507.9 million compared to $280.2 million in 2015. The increase in home sales revenue in 2016 as compared to 2015 was driven primarily by a 69% increase in deliveries and to a lesser extent, a 7% increase in the average selling price of homes to $2.0 million. The increase in deliveries was the result of a higher number of homes in beginning backlog to start 2016 and a 45% increase in net new home orders during 2016. The increase in our average selling price was due to a 99% increase in deliveries from our Southern California operations, which had a significantly higher average selling price than our Northern California operations due to a higher concentration of luxury homes in coastal locations.
Homebuilding Gross Margin
Homebuilding gross margin percentage for 2017 improved 100 basis points to 15.2% as compared to 14.2% in the prior year. 2017 included $2.2 million in noncash inventory impairments related to one homebuilding community in Southern California while 2016 included $2.4 million in noncash inventory impairment charges related to two homebuilding communities, one in each of Southern and Northern California. The impairments in both years were due to project specific issues, including slower monthly sales absorption rates that required additional sales incentives. In addition, the 2017 and 2016 homebuilding gross margins included a benefit related to warranty adjustments of $0.8 million and $1.1 million, respectively. The homebuilding gross margin before impairments for 2017 was 15.6% versus 14.6% in 2016. Homebuilding gross margin before impairments is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent. The 100 basis point improvement in homebuilding gross margin before impairments as compared to the prior year was due primarily to a change in product mix, including the favorable impact of higher-margin, coastal communities located in Newport Coast, CA.
Homebuilding gross margin percentage for the year ended December 31, 2016 was 14.2%, compared to 16.1% for 2015. Homebuilding gross margin before impairments for 2016 was 14.6% versus 16.1% in the prior year period. The 150 basis point decline in homebuilding gross margin before impairments as compared to the prior year was due primarily to a change in mix, including lower margins in masterplan communities located in Irvine and lower margins in the Bay Area. These decreases were partially offset by higher margins from the initial deliveries in our Crystal Cove communities in Newport Coast, CA, and to a lesser extent, a 20 basis point benefit from a warranty accrual adjustment made during the 2016 third quarter that increased homebuilding gross margin by $1.1 million.
Excluding home sales impairments and interest in cost of home sales, adjusted homebuilding gross margin percentage for the years ended December 31, 2017, 2016 and 2015 were 17.6%, 15.7% and 16.9%, respectively. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2017	%	2016	%	2015	%
	(Dollars in thousands)
Home sales revenue	$560,842	100.0%	$507,949	100.0%	$280,209	100.0%
Cost of home sales	475,413	84.8%	435,909	85.8%	235,232	83.9%
Homebuilding gross margin	85,429	15.2%	72,040	14.2%	44,977	16.1%
Add: Home sales impairments	2,200	0.4%	2,350	0.4%	—	—%
Homebuilding gross margin before impairments (1)	87,629	15.6%	74,390	14.6%	44,977	16.1%
Add: Interest in cost of home sales	11,021	2.0%	5,331	1.1%	2,511	0.8%
Adjusted homebuilding gross margin(1)	$98,650	17.6%	$79,721	15.7%	$47,488	16.9%

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

Land Sales

During the fourth quarter of 2016, the Company recorded a noncash land sale impairment charge of $1.2 million related to land under development in Northern California that the Company initially intended to sell. The land sale was ultimately not consummated and the Company made the determination to develop and build homes on this land.
Fee Building

	Year Ended December 31,
	2017	%	2016	%	2015	%
	(Dollars in thousands)
Fee building revenue	$190,324	100.0%	$186,507	100.0%	$149,890	100.0%
Cost of fee building	184,827	97.1%	178,103	95.5%	139,677	93.2%
Fee building gross margin	$5,497	2.9%	$8,404	4.5%	$10,213	6.8%
Our fee building revenues include (i) billings to third-party land owners for general contracting services, and (ii) management fees from our unconsolidated joint ventures for construction management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner, and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities and joint venture management overhead. Besides allocable G&A expenses, there are no other material costs associated with management fees from our unconsolidated joint ventures.
Billings to land owners are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner has us execute its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and as homes and lots are delivered.
For the year ended December 31, 2017, fee building revenues increased 2% from the prior year period primarily due to an increase in fee building costs incurred related to a higher fee building delivery volume. Included in fee building revenues for the years ended December 31, 2017 and December 31, 2016 were (i) $185.4 million and $178.3 million of billings to land owners for general contracting services for 2017 and 2016, respectively, and (ii) $4.9 million and $8.2 million of management fees from our unconsolidated joint ventures for 2017 and 2016, respectively. The decrease in management fees from JVs was primarily the result of fewer deliveries and lower land sales revenue from JV communities.
For the year ended December 31, 2017, cost of fee building increased due to the increase in fee building activity, compared to the same period during 2016. The amount of G&A expenses included in cost of fee building was $8.3 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively. Fee building gross margin percentage decreased to 2.9% for the year ended December 31, 2017 from 4.5% in the prior year period. The decrease in fee building gross margin was due to a change in the fee building business arrangements on certain projects combined with a decrease in management fees received from joint ventures.
For the year ended December 31, 2016, fee building revenues were up 24% from the prior year period due to an increase in fee building activity resulting from a higher number of homes under construction during the year. The increase in number of homes under construction was due to an increased number of homes started during the year, at the direction of the land owner, offset partially by an increase in the number of homes completed and delivered. Included in fee building revenues for the years ended December 31, 2016 and December 31, 2015 were (i) $178.3 million and $137.5 million of billings to land owners for general contracting services for 2016 and 2015, respectively, and (ii) $8.2 million and $12.4 million of management fees from our unconsolidated joint ventures for 2016 and 2015, respectively. The decrease in management fees from JVs was primarily the result of fewer deliveries and lower home and land sales revenue from JV communities, which was consistent with the Company’s strategic shift to emphasize wholly owned operations.
For the year ended December 31, 2016, cost of fee building increased due to the increase in fee building revenues, compared to the same period during 2015. The amount of G&A expenses included in cost of fee building was $8.8 million in both 2016 and 2015. Fee building gross margin percentage decreased to from 6.8% to 4.5% for the year ended December 31, 2016 compared to the prior year period. The reduction in fee building gross margin percentage was largely due to a decrease in management fees received from joint ventures, partially offset by a slightly higher fee rate with our largest customer on certain fee building communities.
Our fee building revenue has historically been concentrated with a small number of customers. For the years ended December 31, 2017, 2016 and 2015, one customer comprised 97%, 96% and 92% of fee building revenue, respectively.
Selling, General and Administrative Expenses

	Year Ended December 31,			As a Percentage of Home Sales Revenue
	2017	2016	2015	2017	2016	2015
	(Dollars in thousands)
Selling and marketing expenses	$32,702	$26,744	$13,741	5.8%	5.3%	4.9%
General and administrative expenses ("G&A")	26,330	25,882	20,278	4.7%	5.1%	7.2%
Total selling, marketing and G&A expenses ("SG&A")	$59,032	$52,626	$34,019	10.5%	10.4%	12.1%
The Company's SG&A expense ratio for the year ended December 31, 2017 increased 10 basis points over 2016 to 10.5%. The slight increase was primarily attributable to higher selling and marketing costs, driven by greater amortization of capitalized selling and marketing costs from our two luxury communities located in Newport Coast, CA and an increase in marketing spend and model operating costs related to new community openings.
SG&A expenses for the year ended December 31, 2016 were up year-over-year, consistent with the 81% increase in our homebuilding revenues and 50% increase in wholly owned community count at December 31, 2015. However, our SG&A operating leverage improved significantly resulting in a 170 basis point reduction in our SG&A expense ratio for the year ended December 31, 2016 from 12.1% to 10.4%. The improvement was largely attributable to the increase in home sales revenue, which was driven by a significant increase in new home deliveries and higher average selling prices due to a heavier Southern California mix. Selling and marketing expenses as a percentage of home sales revenue for 2016 was up 40 basis points year-over-year to 5.3% due to higher amortization of capitalizable marketing costs and increased model operating costs associated with higher-priced, luxury homes in Southern California.
Equity in Net Income of Unconsolidated Joint Ventures
As of December 31, 2017 and 2016, we had ownership interests in 10 and 13, respectively, unconsolidated joint ventures. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company's share of joint venture income was $0.9 million for the year ended December 31, 2017 as compared to $7.7 million for the year ended December 31, 2016. A 37% reduction in joint venture revenues from decreased home and lot deliveries and lower gross margins from joint venture home sales contributed to the year-over-year decrease in the Company's share of joint venture income. The decline in home sales revenue is attributable to a 24% decrease in joint venture home deliveries partially offset by a 6% increase in average selling price. The year-over-year reduction in land sales revenues was due to the close-out of one masterplan community located in Foster City, CA as well as fewer lot sales from a masterplan community in Davis, CA where substantially all lots were delivered at December 31, 2016. The 2017 joint venture home sales gross margin decrease was primarily due to a mix shift in deliveries including increased deliveries in 2017 from five Sacramento communities with lower margins as well as the close out of our higher-margin Orchard Park project in the Bay Area, which delivered its last home in the 2017 first quarter. Additionally, in 2017, the Company purchased the equity interest of its joint venture partner in the joint venture known as Larkspur. Prior to the close out, the Company received a $0.1 million income allocation from the joint venture. Upon close out, the Company recognized a gain of $0.3 million due to the purchase of its joint venture partner's interest for less than its carrying value. In 2016, the Company purchased the equity interest of its joint venture partner in the joint venture known as Lambert Ranch. Prior to the close out, the Company received a $0.5 million income allocation from the joint venture. Upon closeout, the Company recognized a gain of $1.1 million due to the purchase of its joint venture partner's interest for less than its carrying value. The joint venture close outs mentioned are discussed in further detail within Note 11, "Related Party Transactions," in our accompanying Consolidated Financial Statements.
The Company's share of joint venture income for the year ended December 31, 2016 was $7.7 million as compared to $13.8 million for the year ended December 31, 2015. The reduction in joint venture income was driven by a 47% decrease in total JV home sales revenues resulting from a 29% decrease in our JV average selling price and a 26% decrease in JV home deliveries. This decline was partially offset by a one-time gain related to the close-out of Lambert Ranch, described above.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
		Change			Change
	2017	Amount	%	2016	Amount	%	2015
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	170	11	7%	159	(140)	(47)%	299
New homes delivered	149	(48)	(24)%	197	(68)	(26)%	265
Average sales price of homes delivered	$958	$57	6%	$901	$(365)	(29)%	$1,266

Home sales revenue	$142,697	$(34,847)	(20)%	$177,544	$(157,971)	(47)%	$335,515
Land sales revenue	4,750	(50,925)	(91)%	55,675	(18,691)	(25)%	74,366
Total Revenue	$147,447	$(85,772)	(37)%	$233,219	$(176,662)	(43)%	$409,881
Net income	$(529)	$(26,720)	(102)%	$26,191	$(39,003)	(60)%	$65,194

Selling communities at end of period	7	(2)	(22)%	9	1	13%	8
Backlog (dollar value)	$66,636	$11,222	20%	$55,414	$(62,522)	(53)%	$117,936
Backlog (homes)	80	18	29%	62	(47)	(43)%	109
Average sales price of homes in backlog	$833	$(61)	(7)%	$894	$(188)	(17)%	$1,082

Homebuilding lots owned and controlled	341	(244)	(42)%	585	(164)	(22)%	749
Land development lots owned and controlled	2,323	(92)	(4)%	2,415	(160)	(6)%	2,575
Total lots owned and controlled	2,664	(336)	(11)%	3,000	(324)	(10)%	3,324

Provision for Income Taxes

For the year ended December 31, 2017, the Company recorded a provision for income taxes of $15.4 million. The effective tax rate for 2017 differs from the 35% federal statutory tax rate, primarily due to a $3.2 million noncash, provisional charge related to the revaluation of the Company's deferred tax asset to reflect a reduction in the federal corporate tax rate from 35% to 21%, effective for fiscal year 2018 that was enacted in 2017, and state income taxes, offset partially by the benefit from production activities.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. In accordance with ASC 740, Income Taxes ("ASC 740"), the consolidated provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its net deferred tax asset at December 31, 2017 and recorded a noncash, provisional charge of $3.2 million, which is included in the tax provision for 2017. The Company is currently analyzing the effects of the Tax Act and will update this provisional rate as it completes its analysis. Excluding the $3.2 million deferred tax asset charge, the Company's effective tax rate would have been 37.5% for 2017 as compared to 38.4% in 2016. Effective tax rate before noncash deferred tax charge is a non-GAAP measure. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a reconciliation to effective tax rate, the nearest GAAP equivalent.

As part of the Tax Act, the Company will no longer be able to take certain tax deductions for production activities that currently reduce our effective tax rate. Additionally, the Company will be subject to increased deduction limitations on certain executive compensation. For 2018, we believe the Company's deduction for certain executive compensation will not be limited due to transition rules included in the Tax Act. However, the deduction limitation could increase our effective tax rate for 2019 and beyond. Based on our current operations and geographic footprint coupled with current state income tax laws, our preliminary estimate for the full year 2018 effective tax rate is approximately 28% to 29%, excluding the impact of any potential discrete items; however actual results could differ.

For the year ended December 31, 2016, the Company recorded a provision for income taxes of $13.0 million and its effective tax rate was 38.4%. Included in this provision is an allocation of income of $0.5 million from LR8 and a $1.1 million gain from the closeout of our LR8 joint venture, which resulted in a provision for income taxes of $0.6 million for the year December 31, 2016 and did not impact our effective tax rate. The effective tax rate for 2016 differs from the 35% federal statutory tax rate, primarily due to state income taxes, offset partially by the benefit from production activities and energy efficient credits.

For the year ended December 31, 2015, we recorded a provision for income taxes of $12.5 million and its effective tax rate was 37.0%. The effective tax rate for the year ended December 31, 2015 differs from the 35% statutory tax rate due to state income taxes, offset partially by the benefit from production activities and energy efficient credits.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2017 were land purchases, land development, home construction, repayments on our revolving credit facility, contributions and advances to our unconsolidated joint ventures, and payment of operating expenses and routine liabilities. Our principal sources of capital for the year ended December 31, 2017 were proceeds from the sale of our senior notes due 2022, cash generated from home sales activities, advances from our unsecured revolving credit facility, distributions from our unconsolidated joint ventures and fees from our fee building agreements.
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
We ended 2017 with $123.5 million of cash and cash equivalents, a $93.1 million increase from December 31, 2016, primarily as a result of the issuance of our senior notes due 2022 and home closing revenues offset by land acquisition expenditures and development activity. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of December 31, 2017 and 2016, we had $11.3 million and $22.8 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $11.6 million and $24.3 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2017, we had outstanding borrowings of $325 million in aggregate principal related to our senior notes. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limits the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, or common and preferred equity.
Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder to be used for general corporate purposes. Net proceeds from the Additional Notes will be used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (the "Original Notes") will be paid semiannually in arrears on April 1 and October 1, which commenced on October 1, 2017. In accordance with its obligations under two registration rights agreements executed in connection with the private placements of the Original Notes, on September 8, 2017, the Company completed an exchange offer of the Original Notes for an equal principal amount of 7.25% Senior Notes due 2022 (the "Notes") which terms are identical in all material respects to the Original Notes except that the Notes are registered under the Securities Act of 1933, as amended (the "Securities Act") and are freely tradeable in accordance with applicable law. The Notes will mature on April 1, 2022.

The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the indenture for the Notes. Exceptions to the additional indebtedness limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed by all of the Company's 100% owned subsidiaries, for more information about these guarantees, please see Note 17 of the notes to our consolidated financial statements.

	December 31, 2017
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred	2.2	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.22	< 2.25 : 1.0
As of December 31, 2017, we were able to satisfy both the leverage condition and the interest coverage condition. The foregoing conditions are further defined and described in the indenture for the Notes.

Senior Unsecured Revolving Credit Facility
The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group. On September 27, 2017, the Company entered into a Modification Agreement (the "Modification") to its Credit Facility. The Modification, among other things, (i) extends the maturity date of the revolving credit facility to September 1, 2020, (ii) decreases (A) the total commitments under the facility to $200 million from $260 million and (B) the accordion feature to $300 million from $350 million, (iii) revises certain financial covenants, including the tangible net worth, minimum liquidity, and interest coverage tests, in addition to providing relief on compliance with the interest coverage test so long as the Company maintains cash equal to not less than the trailing twelve month consolidated interest incurred, and (iv) adds certain wholly owned subsidiaries as guarantors.
A portion of the net proceeds from the sale of our senior notes due 2022 was used to repay the outstanding balance of the Credit Facility. As of December 31, 2017, there was no outstanding balance on the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2017, the interest rate under the facility was 4.56%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table. The table below reflects any updates to covenant requirements that resulted from the modification agreement.

	December 31, 2017
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$123,546	$10,000	(1)
EBITDA to Interest Incurred (2)	2.23	> 1.75 : 1.0
Tangible Net Worth	$263,990	$187,349
Leverage Ratio	44%	< 65%
Adjusted Leverage Ratio (3)	NA	< 50%

(1)
So long as the Company is in compliance with the interest coverage test, the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million. If the Company is not in compliance with the interest coverage test, the minimum liquidity requirement as of each quarter end measurement date is not less than the trailing 12 month consolidated interest incurred, which was $22.0 million as of December 31, 2017.

(2)	The modification of the Credit Facility executed September 27, 2017, provides relief on compliance with the interest coverage test. If the test is not met, it will not be considered an event of default so long as the Company maintains cash equal to not less than the trailing 12 month consolidated interest incurred.

(3)
Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity. The Adjusted Leverage Ratio requirement ceases to apply as of and after the fiscal quarter in which consolidated tangible net worth is at least $250 million. During any period when the Adjusted Leverage Ratio ceases to apply, consolidated tangible net worth shall be reduced by an adjustment equal to the aggregate amount of investments in and advance to unconsolidated joint ventures that exceed 35% of consolidated tangible net worth as calculated without giving effect to this adjustment (the "Adjustment Amount"). At December 31, 2017, the Company's consolidated tangible net worth exceeded $250 million and the Adjusted Leverage Ratio ceased to apply and, accordingly, the Adjustment Amount was considered in the calculation of consolidated tangible net worth.

As of December 31, 2017 and 2016, we were in compliance with all financial covenants.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	December 31,
	2017	2016
	(Dollars in thousands)
Total debt, net	$318,656	$118,000
Equity, exclusive of noncontrolling interest	263,990	244,523
Total capital	$582,646	$362,523
Ratio of debt-to-capital (1)	54.7%	32.5%

Total debt, net	$318,656	$118,000
Less: cash, cash equivalents and restricted cash	123,970	31,081
Net debt	194,686	86,919
Equity, exclusive of noncontrolling interest	263,990	244,523
Total capital	$458,676	$331,442
Ratio of net debt-to-capital (2)	42.4%	26.2%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by the sum of total debt, net plus equity, exclusive of noncontrolling interest.

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

Cash Flows
For the year ended December 31, 2017 as compared to the year ended December 31, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $90.7 million in 2017 versus $42.4 million in 2016. The change was primarily the result of a net increase in cash outflows for real estate inventories to $114.9 million in 2017 compared to $71.4 million in 2016 due to greater land acquisition spend and increased construction in progress.

•
Net cash used in investing activities was $10.6 million in 2017 compared $1.8 million provided by investing activities in 2016. For the year ended December 31, 2017, our contributions and advances to joint ventures were $27.5 million compared to $15.1 million during the year ended December 31, 2016 and was the primary reason net cash used in investing activities increased. The increase in contributions to joint ventures primarily related to a large contribution to a land development joint venture in Folsom, CA.

•
Net cash provided by financing activities was $194.3 million in 2017 compared to $25.2 million in 2016. The increase was primarily due to an increase in net borrowings, in particular the issuance of our senior notes due 2022, offset partially by increased repayments of the unsecured credit facility.

For the year ended December 31, 2016 as compared to the year ended December 31, 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $42.4 million in 2016 versus $32.3 million in 2015. The change was primarily the result of a reduction of distributions of earnings from unconsolidated joint ventures to $3.7 million in 2016 from $18.5 million and an increase in cash outflows for real estate inventories to $71.4 million in 2016 compared to $65.9 million in 2015. Cash inflows for distributions of earnings from unconsolidated joint ventures decreased due to the reduction of total revenues of the unconsolidated joint ventures during the same periods. Despite a 43% increase in net wholly owned lots year-over-year, we were able to continue utilizing favorable lot option takedown structures that defrayed a portion of the upfront capital required to acquire land. In addition, we delivered more homes in 2016 as compared to the prior year, which partially offset increased land acquisition and construction costs capitalized to inventory as compared to 2015.

•
Net cash provided by investing activities was $1.8 million in 2016 compared $16.6 million in 2015. For the year ended December 31, 2016, our net distributions of capital from unconsolidated joint ventures was $0.2 million compared to net distributions of $17.0 million during the year ended December 31, 2015 and was the primary reason net cash provided by investing activities decreased. The decrease in distributions related to the decrease in total revenues of the unconsolidated joint ventures. The decrease in distributions was partially offset by the assumption of $2.0 million in cash as a result in the change in control in our LR8 Investors LLC unconsolidated joint venture during 2016. The Company assumed the joint venture's cash, accounts receivable. accounts payable, and accrued liabilities upon the exit of its joint venture partner.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of December 31, 2017, we had $34.2 million of nonrefundable and $0.8 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $330.9 million, net of deposits ("Aggregate Remaining Purchase Price"). These cash deposits are included as a component of our real estate inventories in our consolidated balance sheets. In addition, the Company has agreed to liquidated damages of $9.1 million should the Company not fulfill its obligations under a contract to control $53.1 million which is included in the Aggregate Remaining Purchase Price noted above.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2017 and 2016, $38.6 million and $56.0 million, respectively, was outstanding under the loans and credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $6.7 million and $8.6 million, respectively, as of December 31, 2017 and December 31, 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
For more information about our off-balance sheet arrangements, please see Note 10 to our consolidated financial statements.
As of December 31, 2017, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. We were a party to three loan-to-value maintenance agreements related to unconsolidated joint ventures as of December 31, 2017. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2017:

				December 31, 2017
	Year Formed	Location		Total Joint Venture			NWHM Equity (2)	Debt-to-Total Capital- ization	Loan-to- Value Maintenance Agreement	Future Capital Commitment (3)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	2,656	—	556	167	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(4)	2012	Santa Clarita, CA	10%	1,373	—	784	196	—%	N/A	—	—
TNHC Newport LLC (Meridian)(4)	2013	Newport Beach, CA	12%	3,091	—	1,643	300	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	87,264	23,884	56,265	5,632	30%	Yes	—	255
TNHC Russell Ranch LLC (Russell Ranch)(4) (5)	2013	Folsom, CA	35%	85,897	22,513	54,152	20,739	29%	N/A	20,817	870
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	2,861	—	1,368	635	—%	N/A	—	—
Calabasas Village LP (Avanti)(4)	2013	Calabasas, CA	10%	43,958	1,564	40,582	5,172	4%	Yes	—	27
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	10,693	—	7,028	2,459	—%	N/A	—	18
Arantine Hills Holdings LP (Bedford Ranch) (4) (5)	2014	Corona, CA	5%	142,172	—	139,028	6,949	—%	N/A	2,120	1,435
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	65,885	30,380	31,144	8,274	49%	Yes	—	59
Total Unconsolidated Joint Ventures				$445,850	$78,341	$332,550	50,523	19%		$22,937	2,664

(1)
The carrying value of the debt is presented net of $0.5 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2017 are as follows: $41.8 million matures in 2018 and $37.0 million matures in 2019. Projects at McKinley Village and Mountain Shadows have multiple debt instruments, some of which do not have LTV maintenance agreements.

(2)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $3.8 million in advances to unconsolidated joint ventures and $1.5 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

(3)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2017. Actual contributions may differ materially.

(4)
Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 11 to the consolidated financial statements of the Company included in this Annual Report.

(5)	Land development joint venture.

As of December 31, 2017, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the year ended December 31, 2017.

Contractual Obligations Table

The following table summarizes our future payment obligations under existing contractual obligations as of December 31, 2017 including payment obligations due by period. Our purchase obligations primarily represent commitments for land purchases under purchase and land option contracts with nonrefundable deposits and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt principal payments (1)	$325,000	$—	$—	$325,000	$—
Long-term interest payments (2)	100,141	23,563	47,125	29,453	—
Operating leases	3,831	1,202	2,344	285	—
Purchase obligations (3)	365,831	320,905	44,926	—	—
Total	$794,803	$345,670	$94,395	$354,738	$—

(1)	For a more detailed description of our long-term debt, please see Note 8 of the notes to our consolidated financial statements.

(2)	Future interest payments for our senior notes due 2022.

(3)
Includes $266.3 million (net of deposits) of the remaining purchase price for land option and land purchase contracts where deposits are nonrefundable and $99.0 million of subcontractor labor and material commitments as of December 31, 2017 for which we are responsible if the subcontractor completes the work as specified in their respective commitments. Excluded from this number is $63.7 million in purchase obligations made on behalf of the owner(s) of fee build projects for which we are reimbursed per our fee building agreements.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and a higher level of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Real Estate Inventories
We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs to real estate inventories. Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. In accordance with Accounting Standards Codification ("ASC") 360, Property, Plan and Equipment ("ASC 360") inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value.

We review each real estate asset at each project (including unconsolidated joint venture real estate projects) on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

If there are indicators of impairment, we perform a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated undiscounted cash flows are less than the asset’s carrying value, the asset is reviewed for impairment and if deemed impaired, is written down to fair value.

When estimating undiscounted future cash flows of a project, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other projects, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and over time. If real estate assets are considered impaired, the impairment adjustments are calculated by determining the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on either a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs (including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

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

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs, plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a per unit fixed fee or based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the third-party property owner. In accordance with ASC 605, Revenue Recognition ("ASC 605"), revenues from fee building services are recognized using a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenue and cost of sales.

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

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation ("ASC 810"). Under ASC 810, a variable interest entity ("VIE") is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights.

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

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. If applicable, our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company.

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

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one year. In addition, we generally provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates. In addition, the Company has received warranty payments from third party property owners for certain of its fee building projects that have since closed out where the Company has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes ("ASC 740"). The consolidated provision for, or benefit from, income taxes is calculated using the asset and liability method under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. Changes in existing tax laws and tax rates also affect actual tax results and the valuation of deferred tax assets over time.

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718") and ASC 505-50, Equity – Equity Based Payments to Non-Employees ("ASC 505-50").

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

JOBS Act

We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-

emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2017. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our senior unsecured notes is derived from quoted market prices. The fair value of our variable rate debt consists of the balance of our senior unsecured revolving credit facility (the "Credit Facility"). Based on the short-term duration of LIBOR rates, the fair value of debt under the Credit Facility approximates the carrying value.

	Expected Maturity Date
	2018	2019 - 2022	Thereafter	Total	Estimated Fair Value
	(Dollars in thousands)
Senior Unsecured Notes
Fixed Rate	$—	$325,000	$—	$325,000	$336,375
Weighted Average Interest Rate	—%	7.25%	—%	7.25%	NA

Senior Unsecured Credit Facility
Variable rate debt	$—	$—	$—	$—	$—
Weighted Average Interest Rate	—%	4.6%	—%	4.6%	NA
We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth beginning on page 60.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms is communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing controls and procedures specified in the SEC's rules and forms, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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
On February 13, 2018, the Company executed an amendment to that certain consulting agreement dated February 16, 2017 with Mr. Wayne Stelmar, a member of the Company’s Board of Directors and former executive officer.  The amendment, among other things, extends the term of Mr. Stelmar’s consulting arrangement to August 17, 2019 and reduces his monthly consulting fee from $16,800 to $6,000.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits
The exhibits filed or furnished as part of this annual report on Form 10-K are listed in the Index to Exhibits immediately preceding the signature page, which Index is incorporated in this Item by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The New Home Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The New Home Company Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010.

Irvine, California
February 14, 2018

THE NEW HOME COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands, except par value amounts)
Assets
Cash and cash equivalents	$123,546	$30,496
Restricted cash	424	585
Contracts and accounts receivable	23,224	27,833
Due from affiliates	1,060	1,138
Real estate inventories	416,143	286,928
Investment in and advances to unconsolidated joint ventures	55,824	50,857
Other assets	24,291	21,299
Total assets	$644,512	$419,136

Liabilities and equity
Accounts payable	$23,722	$33,094
Accrued expenses and other liabilities	38,054	23,418
Unsecured revolving credit facility	—	118,000
Senior notes, net	318,656	—
Total liabilities	380,432	174,512
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,876,837 and 20,712,166, shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	209	207
Additional paid-in capital	199,474	197,161
Retained earnings	64,307	47,155
Total stockholders' equity	263,990	244,523
Noncontrolling interest in subsidiary	90	101
Total equity	264,080	244,624
Total liabilities and equity	$644,512	$419,136
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$560,842	$507,949	$280,209
Fee building, including management fees from unconsolidated joint ventures of $4,945, $8,202 and $12,426, respectively	190,324	186,507	149,890
	751,166	694,456	430,099
Cost of Sales:
Home sales	473,213	433,559	235,232
Home sales impairments	2,200	2,350	—
Land sales impairment	—	1,150	—
Fee building	184,827	178,103	139,677
	660,240	615,162	374,909
Gross Margin:
Home sales	85,429	72,040	44,977
Land sales	—	(1,150)	—
Fee building	5,497	8,404	10,213
	90,926	79,294	55,190

Selling and marketing expenses	(32,702)	(26,744)	(13,741)
General and administrative expenses	(26,330)	(25,882)	(20,278)
Equity in net income of unconsolidated joint ventures	866	7,691	13,767
Other income (expense), net	(229)	(409)	(1,027)
Pretax income	32,531	33,950	33,911
Provision for income taxes	(15,390)	(13,024)	(12,533)
Net income	17,141	20,926	21,378
Net loss attributable to noncontrolling interest	11	96	310
Net income attributable to The New Home Company Inc.	$17,152	$21,022	$21,688

Earnings per share attributable to The New Home Company Inc.:
Basic	$0.82	$1.02	$1.29
Diluted	$0.82	$1.01	$1.28
Weighted average shares outstanding:
Basic	20,849,736	20,685,386	16,767,513
Diluted	20,995,498	20,791,445	16,941,088
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity						Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings		Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2014	16,448,750	$164	$143,475	$4,445		$148,084	$2,342	$150,426
Net income (loss)	—	—	—	21,688		21,688	(310)	21,378
Noncontrolling interest contribution	—	—	—	—		—	1,301	1,301
Noncontrolling interest distribution	—	—	—	—		—	(2,411)	(2,411)
Stock-based compensation expense	—	—	3,884	—		3,884	—	3,884
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	(17,590)	—	(248)	—	—	(248)	—	(248)
Excess tax benefits from stock-based compensation	—	—	97	—	—	97	—	97
Shares issued through stock plans	86,970	1	16	—	69,380	17	—	17
Issuance of common stock, net of issuance costs	4,025,000	40	47,213	—		47,253	—	47,253
Balance at December 31, 2015	20,543,130	205	194,437	26,133		220,775	922	221,697
Net income (loss)	—	—	—	21,022		21,022	(96)	20,926
Noncontrolling interest distribution	—	—	—	—		—	(725)	(725)
Stock-based compensation expense	—	—	3,471	—		3,471	—	3,471
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	(62,597)	—	(648)	—		(648)	—	(648)
Excess tax provision from stock-based compensation	—	—	(97)	—		(97)	—	(97)
Shares issued through stock plans	231,633	2	(2)	—		—	—	—
Balance at December 31, 2016	20,712,166	207	197,161	47,155		244,523	101	244,624
Net income (loss)	—	—	—	17,152		17,152	(11)	17,141
Stock-based compensation expense	—	—	2,803	—		2,803	—	2,803
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	(56,092)	—	(590)	—		(590)	—	(590)
Shares issued through stock plans	220,763	2	100	—		102	—	102
Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307		$263,990	$90	$264,080

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$17,141	$20,926	$21,378
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(1,073)	(918)	(1,675)
Noncash deferred tax asset charge	3,190	—	—
Amortization of equity based compensation	2,803	3,471	3,884
Excess income tax provision/(benefit) from stock-based compensation	—	97	(97)
Inventory impairments	2,200	3,500	—
Abandoned project costs	383	580	635
Gain from notes payable principal reduction	—	(250)	—
Distributions of earnings from unconsolidated joint ventures	1,588	3,742	18,477
Equity in net income of unconsolidated joint ventures	(866)	(7,691)	(13,767)
Deferred profit from unconsolidated joint ventures	821	646	(1,603)
Depreciation and amortization	449	511	473
Net changes in operating assets and liabilities:
Restricted cash	161	396	(97)
Contracts and accounts receivable	4,670	(3,737)	(10,796)
Due from affiliates	18	(344)	1,683
Real estate inventories	(114,930)	(71,388)	(65,942)
Other assets	(5,255)	(756)	(3,651)
Accounts payable	(9,546)	6,171	9,790
Accrued expenses and other liabilities	7,544	2,921	8,712
Due to affiliates	—	(293)	293
Net cash used in operating activities	(90,702)	(42,416)	(32,303)
Investing activities:
Purchases of property and equipment	(195)	(439)	(418)
Cash assumed from joint venture at consolidation	995	2,009	—
Contributions and advances to unconsolidated joint ventures	(27,479)	(15,088)	(15,028)
Distributions of capital and repayment of advances to unconsolidated joint ventures	15,577	15,307	32,026
Interest collected on advances to unconsolidated joint ventures	552	—	—
Net cash provided by (used in) investing activities	(10,550)	1,789	16,580
Financing activities:
Net proceeds from issuance of common stock	—	—	47,253
Cash distributions to noncontrolling interest in subsidiary	—	(725)	(2,411)
Borrowings from credit facility	88,000	223,050	99,450
Repayments of credit facility	(206,000)	(179,974)	(125,000)
Proceeds from senior notes	324,465	—	—
Borrowings from other notes payable	—	343	3,552
Repayments of other notes payable	(4,110)	(15,636)	(5,171)
Payment of debt issuance costs	(7,565)	(1,064)	—
Minimum tax withholding paid on behalf of employees for stock awards	(590)	(648)	(248)
Excess income tax (provision)/benefit from stock-based compensation	—	(97)	97
Proceeds from exercise of stock options	102	—	17
Net cash provided by financing activities	194,302	25,249	17,539
Net increase (decrease) in cash and cash equivalents	93,050	(15,378)	1,816
Cash and cash equivalents – beginning of year	30,496	45,874	44,058
Cash and cash equivalents – end of year	$123,546	$30,496	$45,874
See accompanying notes to the consolidated financial statements.

1.    Organization and Summary of Significant Accounting Policies

Organization

The New Home Company Inc. (the "Company"), a Delaware corporation, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling homes in California and Arizona.

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

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").

Unless the context otherwise requires, the terms "we", "us", "our" and "the Company" refer to the Company and its wholly owned subsidiaries, on a consolidated basis.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Accordingly, actual results could differ materially from these estimates.

Reclassifications

Certain items in prior year consolidated financial statements have been reclassified to conform with current year presentation.

Segment Reporting

Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our operating segments, which are also our reportable segments.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.4 million and $0.6 million as of December 31, 2017 and 2016, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs. Pre-acquisition costs, including nonrefundable land deposits, are expensed to other income (expense), net if we determine continuation of the prospective project is not probable.

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

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset on a periodic basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

If there are indicators of impairment, we perform a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the undiscounted estimated future cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted estimated future cash flows are less than the asset’s carrying value, the asset is reviewed for impairment and if deemed impaired, is written down to fair value.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and over time.

If real estate assets are considered impaired, the impairment adjustments are calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate projects using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs (including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the years ended December 31, 2017, 2016 and 2015, we recorded impairment charges of $2.2 million, $3.5 million and $0.0 million, respectively. For additional detail regarding these impairment charges, please see Note 4.

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest ("ASC 835"). Interest capitalized as a cost component of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, revenue from home sales and other real estate sales are recorded and a profit is recognized when the sales process is complete under the full accrual method. The sales process is considered complete for home sales and other real estate sales when all conditions of escrow are met, including delivery of the home or other real estate asset, title passes, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective home is closed. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." When it is determined that the earnings process is not complete, the sale and related profit are deferred for recognition in future periods.

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges third-party property owners for all direct and indirect costs plus a management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended plus the applicable management fee. The management fee is typically a per-unit fixed fee or based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the third-party property owner. In accordance with ASC 605, Revenue Recognition ("ASC 605"), revenues from fee building services are recognized using a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenue and cost of sales.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the years ended December 31, 2017, 2016 and 2015, one customer comprised 97%, 96% and 92% of fee building revenue, respectively. The balance of the fee building revenues represented fee revenue from a separate customer and management fees earned from unconsolidated joint ventures. As of December 31, 2017 and 2016, one customer comprised 49% and 87% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation ("ASC 810"). Under ASC 810, a variable interest entity ("VIE") is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights.

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created.

As of December 31, 2017 and 2016, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Noncontrolling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of December 31, 2017 and 2016, the third-party investor had an equity balance of $0.1 million.

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

As of December 31, 2017, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with our real estate inventories. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2017, 2016 and 2015, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

 Selling and Marketing Expense

Selling and marketing costs incurred to sell real estate projects are capitalized to other assets in the accompanying consolidated balance sheets if they are reasonably expected to be recovered from the sale of the project or from incidental operations, and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs include, but are not limited to, model home design, model home decor and landscaping, and sales office/design studio setup.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, no allowance was recorded related to contracts and accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and included in other assets in the accompanying consolidated balance sheets and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or the term of the lease. For the years ended December 31, 2017, 2016 and 2015, the Company incurred depreciation and amortization expense of $0.4 million, $0.5 million and $0.5 million, respectively.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes ("ASC 740"). The consolidated provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018 but was enacted in 2017. Accordingly, with ASC 740, the Company revalued its net deferred tax asset at December 31, 2017 for the change in statutory rate and recorded a provisional $3.2 million charge to reduce the asset's value, which was included in the tax provision for 2017.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718") and ASC 505-50, Equity – Equity Based Payments to Non-Employees ("ASC 505-50").

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

Beginning January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 had no effect on beginning retained earnings or any other components of equity or net assets. The Company has elected to apply the amendments in ASC 2016-09 related to the presentation of excess income tax provisions on the statement of cash flows using a prospective transition method resulting in no adjustment to the classification of the prior year excess income tax provision from stock-based compensation in the accompanying consolidated statement of cash flows.

Employee Benefit Plan
We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax or ROTH contributions up to the current tax limits. The Company matches 50% of the employee's contribution on the first 8% of compensation up to a maximum match of $10,800, on a discretionary basis. Our contributions to the plan for the years ended December 31, 2017, 2016 and 2015 were $0.8 million, $0.9 million, and $0.5 million, respectively.

 Recently Issued Accounting Standards

The Company qualifies as an "emerging growth company" pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 102 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As previously disclosed, the Company has chosen, irrevocably, to "opt out" of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASU 2014-09 supersedes existing industry specific accounting literature relating to how a company expenses certain selling and marketing costs. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. As a public company, ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017. We will adopt the requirements of the new standard in the 2018 first quarter and will use the modified retrospective transition method.

Certain revenue streams of the Company are subject to ASU 2014-09, including home sales revenue, fee building revenue and forfeiture of homebuyer deposits. The adoption of ASU 2014-09 will not have a material impact on the amount, timing or recognition of these revenue streams. Additionally, there will be no changes in the classification of our revenue streams as shown on our consolidated statements of operations.

ASU 2014-09 will also affect our accounting policies related to certain capitalized selling and marketing costs we incur to obtain sales contracts from our customers. Prior to the adoption of ASU 2014-09, the Company capitalized to other assets selling and marketing costs incurred to sell real estate projects if they were reasonably expected to be recovered from the sale of the project or incidental operations, and costs incurred for tangible assets that are used directly through the selling period to aid in the sale of the projects. These capitalizable selling and marketing costs included, but were not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. These costs were amortized on a per unit basis to selling and marketing expense as the related homes were delivered. Upon the adoption of ASU 2014-09, the Company will continue to capitalize recoverable selling and marketing costs incurred for tangible assets related to our sales offices and design studios. These costs will be depreciated over the useful lives of our sales offices and design studios at each community. All other selling and marketing costs incurred that were formerly capitalizable will be immediately expensed as incurred to selling and marketing expense. Upon adoption of ASU 2014-09 and in relation to these changes, we will recognize a decrease to retained earnings on January 1, 2018 as part of the modified retrospective transition method, representing the cumulative effect of initially applying the new standard, tax-effected.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require organizations that lease assets (referred to as "lessees") to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company's lease contracts primarily consist of rental agreements for office space and certain office equipment where we are the lessee. The Company has begun the process of evaluating these lease contracts and believes all would be considered operating leases. Upon adoption, we expect to add a right-of-use asset and a lease liability to our consolidated balance sheet. The Company will recognize lease expense on a straight-line basis, consistent with our current policy for office rent.

In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Our adoption of ASU 2016-07 on January 1, 2017 did not have an effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt ASU 2016-15 on January 1, 2018, and expect no effect on our consolidated financial statements and disclosures as we currently classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASU 2016-15.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-16 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption of ASU 2016-18 in the first quarter of 2018, our ending restricted cash balance of $0.4 million will be included in our beginning cash balance for purposes of preparing our full-year and interim consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We adopted ASU 2017-01 on January 1, 2017 and applied its framework to transactions occurring in 2017.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the guidance for derecognition of nonfinancial assets and in-substance nonfinancial assets when the asset does not meet the definition of a business and is not a not-for-profit activity. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. We expect to adopt the new standard under the modified retrospective approach. Under the modified retrospective approach, we will recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. We will adopt ASU 2017-05 in the first quarter of 2018 and expect no effect on our consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"). The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt ASU 2017-09 in the 2018 first quarter and its adoption is not expected to have a material impact on our consolidated financial statements.

2.    Computation of Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$17,152	$21,022	$21,688

Denominator:
Basic weighted-average shares outstanding	20,849,736	20,685,386	16,767,513
Effect of dilutive shares:
Stock options and unvested restricted stock units	145,762	106,059	173,575
Diluted weighted-average shares outstanding	20,995,498	20,791,445	16,941,088

Basic earnings per share attributable to The New Home Company Inc.	$0.82	$1.02	$1.29
Diluted earnings per share attributable to The New Home Company Inc.	$0.82	$1.01	$1.28

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	7,074	849,977	7,414

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$184,827	$178,103
Estimated earnings	5,497	8,404
	190,324	186,507
Less: amounts collected during the period	(178,704)	(162,203)
Contracts receivable	$11,620	$24,304

Contracts receivable:
Billed	$—	$—
Unbilled	11,620	24,304
	11,620	24,304
Accounts receivable:
Escrow receivables	11,554	3,385
Other receivables	50	144
Contracts and accounts receivable	$23,224	$27,833
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of December 31, 2017 and 2016 are expected to be billed and collected within 30 days. Accounts payable at December 31, 2017 and 2016 includes $11.3 million and $22.8 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories and Capitalized Interest
Real estate inventories are summarized as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deposits and pre-acquisition costs	$35,846	$38,723
Land held and land under development	47,757	98,596
Homes completed or under construction	302,884	93,628
Model homes	29,656	55,981
	$416,143	$286,928

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.8 million and $4.1 million as of December 31, 2017 and 2016, respectively.
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
In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. For the years ended December 31, 2017 and 2016, the Company recognized real estate-related impairments of $2.2 million and $3.5 million, respectively, in cost of sales resulting in a decrease of the same amount to pretax income for our homebuilding segment. Fair value for the homebuilding projects impaired during 2017 and 2016 were calculated using either a land residual value analysis or under a discounted cash flow model. The project cash flows were discounted at an 8% rate for 2017 and rates ranging from 10-14% for 2016. Fair value for the land sales project impaired during 2016 was determined using the land purchase price included in the executed sales agreement, less the Company's cost to sell. The following table summarizes inventory impairments recorded during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Inventory impairments:
Home sales	$2,200	$2,350	$—
Land sales	—	1,150	—
Total inventory impairments	$2,200	$3,500	$—

Remaining carrying value of inventory impaired at year end	$5,921	$30,225	$—
Number of projects impaired during the year	1	3	—
Total number of projects subject to periodic impairment review during the year (1)	26	27	18

(1)
Represents the peak number of real estate projects that we had during each respective year. The number of projects outstanding at the end of each year may be less than the number of projects listed herein.

The home sales impairments of $2.2 million recorded during 2017 related to homes completed or under construction for one active homebuilding community located in Southern California. This community was experiencing a slow monthly sales absorption rate, and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying value.
The home sales impairments of $2.4 million recorded during 2016 related to land under development and homes completed or under construction for two active homebuilding communities. These communities were experiencing slow monthly sales absorption rates, and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying values. One community is located in Southern California and the other is located in Northern California. The land sales impairments of $1.2 million related to land under development in Northern California that the Company intended to sell after certain improvements were complete. Subsequently, the land sale was not ultimately consummated and the Company made the determination during 2017 to develop and build homes on this land.
Interest is capitalized to inventory during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income of unconsolidated joint ventures as related joint venture homes or lots close. For the years ended December 31, 2017, 2016 and 2015 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest incurred	$21,978	$7,484	$4,722
Interest capitalized to inventory	(20,394)	(7,484)	(4,722)
Interest capitalized to investment in unconsolidated joint ventures	(1,584)	—	—
Interest expensed	$—	$—	$—

Capitalized interest in beginning inventory	$6,342	$4,190	$2,328
Interest capitalized as a cost of inventory	20,394	7,484	4,722
Capitalized interest acquired from unconsolidated joint venture at consolidation	738	—	—
Contribution to unconsolidated joint ventures	—	(1)	(264)
Previously capitalized interest included in cost of sales	(11,021)	(5,331)	(2,511)
Interest previously capitalized as a cost of inventory, included in other expense	—	—	(85)
Capitalized interest in ending inventory	$16,453	$6,342	$4,190

Capitalized interest in beginning investment in unconsolidated joint ventures	$—	$—	$—
Interest capitalized to investment in unconsolidated joint ventures	1,584	—	—
Capitalized interest transferred from investment in unconsolidated joint venture to inventory upon consolidation	(76)	—	—
Previously capitalized interest included in equity in net income of consolidated joint ventures	(36)	—	—
Capitalized interest in ending investments in unconsolidated joint ventures	$1,472	$—	$—
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$17,925	$6,342	$4,190

Capitalized interest as a percentage of inventory	4.0%	2.2%	2.1%
Interest included in cost of sales as a percentage of home sales revenue	2.0%	1.0%	0.9%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	2.6%	—%	—%
Contribution to unconsolidated joint ventures relates to interest capitalized as a cost of inventory, which was then contributed by the Company to unconsolidated joint ventures formed in each of 2016 and 2015.

5.    Investments in and Advances to Unconsolidated Joint Ventures

As of December 31, 2017 and 2016, the Company had ownership interests in 10 and 13, respectively, unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Cash and cash equivalents	$30,017	$33,683
Restricted cash	15,041	8,374
Real estate inventories	396,850	386,487
Other assets	3,942	1,664
Total assets	$445,850	$430,208

Accounts payable and accrued liabilities	$34,959	$28,706
Notes payable	78,341	97,664
Total liabilities	113,300	126,370
The New Home Company's equity	50,523	46,857
Other partners' equity	282,027	256,981
Total equity	332,550	303,838
Total liabilities and equity	$445,850	$430,208
Debt-to-capitalization ratio	19.1%	24.3%
Debt-to-equity ratio	23.6%	32.1%

As of December 31, 2017 and 2016, the Company had advances outstanding of approximately $3.8 million and $4.0 million, respectively, to these unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances relate to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bears interest at 10% per annum and matures on October 31, 2018.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Revenues	$147,447	$233,219	$409,881
Cost of sales and expenses	147,976	207,028	344,687
Net (loss) income of unconsolidated joint ventures	$(529)	$26,191	$65,194
Equity in net income of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$866	$7,691	$13,767

For the years ended December 31, 2017, 2016 and 2015, the Company earned $4.9 million, $8.2 million, and $12.4 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 11 to the consolidated financial statements.

Subsequent to December 31, 2017, the Company entered into a land option agreement with one of its unconsolidated joint ventures. Please refer to Note 11 - "Related Party Transactions" for a discussion of this transaction.

On October 23, 2017, the Company acquired the remaining outside equity interest of our TNHC Tidelands LLC (Tidelands) unconsolidated joint venture. TNHC Tidelands LLC is the owner of an actively selling project in Northern California (the "Tidelands Project"). The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan. Following the purchase, the Company was required to consolidate this entity as it is now a wholly owned subsidiary of the Company, and the Tidelands Project became a wholly owned active selling community of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture, are included in real estate inventories as of December 31, 2017.
In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly owned subsidiary of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture, are included in real estate inventories as of December 31, 2017.
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture (Larkspur) allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, the Company also recognized a gain of $0.3 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in warranty reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including the remaining warranty reserve, of the joint venture. As part of this transaction, the Company also recognized a gain of $1.1 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
On January 15, 2016, the Company entered into an assignment and assumption of membership interest agreement (the "Buyout Agreement") for its partner's interest in the TNHC San Juan LLC unconsolidated joint venture. Per the terms of the Buyout Agreement, the Company contributed $20.6 million to the joint venture, and the joint venture made a liquidating cash distribution to our partner for the same amount in exchange for its membership interest. Prior to the buyout, the Company accounted for its investment in TNHC San Juan LLC as an equity method investment. After the buyout, TNHC San Juan LLC is now a wholly owned subsidiary of the Company.

6.    Other Assets
Other assets consist of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Capitalized selling and marketing costs(1)	$11,232	$10,101
Deferred tax asset, net	6,317	8,434
Property and equipment, net of accumulated depreciation and amortization	603	857
Warranty insurance receivable(2)	1,202	—
Prepaid expenses	4,937	1,907
	$24,291	$21,299

(1)
The Company amortized $11.3 million, $9.2 million and $4.8 million of capitalized selling and marketing project costs to selling and marketing expenses during the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Of the $1.2 million added in the current year, approximately $0.6 million related to prior year estimated warranty insurance recoveries. For further discussion, please see Note 7 to our consolidated financial statements.

7.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Warranty accrual(1)	$6,859	$4,931
Accrued compensation and benefits	9,164	6,786
Accrued interest	6,217	648
Completion reserve	5,792	1,355
Income taxes payable	6,368	7,147
Deferred profit from unconsolidated joint ventures	136	957
Other accrued expenses	3,518	1,594
	$38,054	$23,418

(1)
Included in this amount for 2017 is approximately $1.2 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2017. Of the $1.2 million adjusted in the current year, approximately $0.6 million related to prior year estimated warranty insurance recoveries. For further details, see Note 6 to our consolidated financial statements.

Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$4,608	$3,846	$1,277
Warranty provision for homebuilding projects	1,825	1,921	2,802
Warranty assumed from joint ventures at consolidation	781	469	—
Warranty payments for homebuilding projects	(989)	(563)	(233)
Adjustment to warranty accrual(1)	409	(1,065)	—
Ending warranty accrual for homebuilding projects	6,634	4,608	3,846

Beginning warranty accrual for fee building projects	323	335	301
Warranty provision for fee building projects	—	—	57
Warranty efforts for fee building projects	(3)	(12)	(23)
Adjustment to warranty accrual for fee building projects	(95)	—	—
Ending warranty accrual for fee building projects	225	323	335
Total ending warranty accrual	$6,859	$4,931	$4,181

(1)
Included in this amount for 2017 is approximately $1.2 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2017. Of the $1.2 million adjusted in the current year, approximately $0.6 million related to prior year estimated warranty insurance recoveries. For further details, see Note 6. Netted against this amount is a warranty accrual adjustment recorded in 2017 of $0.8 million related to a lower experience rate of expected warranty expenditures.

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related warranty and construction defect claims. Our warranty accrual and related estimated insurance recoveries are based on historical claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

During 2017 and 2016, we recorded adjustments of $0.9 million and $1.1 million, respectively, to our warranty accrual due to a lower experience rate of expected warranty expenditures. In 2017, $0.8 million is included in "Adjustment to warranty accrual" and $63,000 is included in "Adjustment to warranty accrual for fee building projects" above. In 2016, $1.1 million is included in "Adjustment to warranty accrual" above. These adjustments resulted in a corresponding reduction of cost of homes sales and reduction of cost of fee building sales, respectively, in the consolidated statements of operation.

8.    Senior Notes and Unsecured Revolving Credit Facility
Notes payable consisted of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$318,656	$—
Unsecured revolving credit facility	—	118,000
Total Notes Payable	$318,656	$118,000

The carrying amount of our senior notes listed above is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and $5.9 million of unamortized debt issuance costs that are amortized to interest costs on a straight-line basis over the respective terms of the notes, which approximates the effective interest method.

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

The Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. See Note 17 for information about the guarantees and supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.
The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group. On September 27, 2017, the Company entered into a Modification Agreement (the "Modification") to its Credit Facility. The Modification, among other things, (i) extends the maturity date of the revolving credit facility to September 1, 2020, (ii) decreases (A) the total commitments under the facility to $200 million from $260 million (B) the accordion feature to $300 million from $350 million,

 (iii) revises certain financial covenants, including the tangible net worth, minimum liquidity, and interest coverage tests, in addition to providing relief on compliance with the interest coverage test so long as the Company maintains cash equal to not less than the trailing twelve month consolidated interest incurred, and (iv) adds certain wholly owned subsidiaries as guarantors. As of December 31, 2017, we had no outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2017, the interest rate under the facility was 4.56%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of December 31, 2017, the Company was in compliance with all financial covenants.
In December 2016, the Company retired a term loan with a land seller. The loan was secured by real estate, and bore interest at 7.0% per annum. Immediately prior to payoff, the land seller reduced the principal balance of $4.0 million by $0.3 million in exchange for the immediate payoff of the note. The Company paid off the new principal balance of $3.75 million and recognized the $0.3 million principal reduction as a gain in other expense, net, in the accompanying consolidated statements of operations.

Notes payable have stated maturities as follows for the years ending December 31 (dollars in thousands):

2018	$—
2019	—
2020	—
2021	—
2022	325,000
$325,000

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
Fair Value of Financial Instruments
The following table presents an estimated fair value of the Company's senior notes and unsecured revolving credit facility. The estimated value of the senior notes is based on Level 2 inputs, which primarily reflect estimated prices for our Notes obtained from outside pricing sources. The Company determined that the fair value estimate of its unsecured revolving credit facility is classified as Level 3 within the fair value hierarchy, and the fair value of the outstanding revolving credit facility balance at December 31, 2016 approximated the carrying value due to the short-term nature of LIBOR contracts.

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$318,656	$336,375	$—	$—
Unsecured revolving credit facility	$—	$—	$118,000	$118,000

(1) The carrying value for the Senior Notes, as presented, is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and $5.9 million of debt issuance costs. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

The Company determined that the fair value estimate of its unsecured revolving credit facility is classified as Level 3 within the fair value hierarchy. The Company had no outstanding balance on the revolving credit facility at December 31, 2017, and the estimated fair value of the outstanding revolving credit facility balance at December 31, 2016 approximated the carrying value due to the short-term nature of LIBOR contracts.
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
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the year ended December 31, 2017, the Company recognized real estate-related impairment adjustments of $2.2 million related to one homebuilding community. For the year ended December 31, 2016, the Company recognized real-estate related impairments of $3.5 million. Of this amount, $2.4 million related to two active homebuilding communities and $1.2 million related to land the Company had under development and intended to sell. The impairment adjustments for 2017 and 2016 were made using Level 3 inputs and assumptions, and the carrying value of the real estate inventories subject to the 2017 impairment adjustments was $5.9 million at December 31, 2017 and the carrying value of the real estate inventories subject to the 2016 impairment adjustments was $30.2 million at December 31, 2016.
During the year ended December 31, 2015, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities remeasured at fair value on a nonrecurring basis.

10.    Commitments and Contingencies
From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss. At this time, we do not believe that our loss contingencies individually or in the aggregate, are material to our consolidated financial statements.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2017 and 2016, $38.6 million and $56.0 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $6.7 million and $8.6 million, respectively, as of December 31, 2017 and 2016. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2017 and 2016, the Company had outstanding surety bonds totaling $52.1 million and $44.0 million, respectively. The estimated remaining costs to complete of such improvements as of December 31, 2017 and 2016 were $24.4 million and $15.7 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
On May 6, 2015, the Company entered into a letter of credit facility agreement that allows the Company and certain affiliated unconsolidated joint ventures to issue up to $5.0 million in letters of credit. The agreement includes an option to increase this amount to $7.5 million, subject to certain conditions. As of December 31, 2017, our affiliated unconsolidated joint ventures had $1.8 million in outstanding letters of credit issued under this facility and the Company had no obligations associated with such outstanding JV letters of credit.
During the 2017 third quarter, the Company amended a joint venture agreement pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the joint venture project and posted a $5.1 million nonrefundable deposit for the acquisition of such lots. The agreement allows for the Company to enter the property in advance of the closing date to perform certain improvements, which it expects to begin in the 2018 second quarter. If the Company does not acquire the lots, it is obligated to reimburse the joint venture for these improvement costs. At this time, the Company estimates that the total cost for these improvements will be $17.0 million.
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Southern California, Northern California and Arizona totaling approximately 18,000 square feet (of which approximately 5,800 square feet is sublet) expiring at various times through 2021. As of December 31, 2017, the future minimum lease payments under non-cancelable operating leases, primarily associated with our office facilities, are as follows (dollars in thousands):

2018	$1,202
2019	1,224
2020	1,120
2021	285
2022	—
Thereafter	—
$3,831
For the years ended December 31, 2017, 2016 and 2015, rent expense was $1.1 million, $1.1 million, and $0.9 million, respectively, and is included in general and administrative expenses.

11.    Related Party Transactions
During the years ended December 31, 2017, 2016 and 2015, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $7.3 million, $9.4 million and $11.3 million, respectively. As of December 31, 2017 and 2016, $0.1 million and $0.2 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the years ended December 31, 2017, 2016 and 2015, the Company earned $4.9 million, $8.2 million and $12.4 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, $0.3 million and $0.6 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity and is also affiliated with an entity that has investments in two of the Company's unconsolidated joint ventures. A separate member of the Company's board of directors is also affiliated with an entity that has investments in three of the Company's unconsolidated joint ventures. As of December 31, 2017, the Company's investment in these five unconsolidated joint ventures totaled $34.5 million. During the 2017 second quarter, one of these joint venture agreements was amended to increase the Company's funding obligation by $4.0 million over the existing contribution cap. During the 2017 third quarter, the Company amended another one of these joint venture agreements pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the project. At December 31, 2017, the Company had a $5.1 million nonrefundable deposit outstanding related to this purchase.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $0.6 million, $0.3 million and $0.1 million, respectively, for these services. The Company's unconsolidated joint ventures incurred $0.9 million, $0.6 million and $0.8 million, respectively, for these services. Of these costs, $10,700 and $33,000 was due to TL Fab LP from the Company at December 31, 2017 and 2016, respectively, and $0 and $14,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at December 31, 2017 and 2016, respectively.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. For the year ended December 31, 2016, the Company purchased $6.5 million of land from unconsolidated land development joint ventures. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At December 31, 2017 and 2016, $0.1 million and $0.6 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as deferred profit from unconsolidated joint ventures. In addition, at December 31, 2017 and 2016, $0.5 million and $0.7 million, respectively, of deferred gain from lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying consolidated balance sheets.
The Company’s land purchase agreement with one of its unconsolidated joint ventures, TNHC-HW Cannery LLC ("TNHC-HW Cannery"), requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the year ended December 31, 2017, the Company was refunded $0.2 million from TNHC-HW Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation, and as of December 31, 2017, no profit participation was due to TNHC-HW Cannery. Also per the purchase agreement, the Company is due $0.1 million in fee credits from TNHC-HW Cannery LLC at December 31, 2017 which is included in due from affiliates in the accompanying consolidated balance sheets. As of December 31, 2016, $0.2 million of profit participation overpayments and $0.1 million in fee credits was due to the Company from TNHC-HW Cannery LLC, which is included in due from affiliates in the accompanying consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, he is compensated $5,000 per month. His current agreement terminates on July 26, 2018 with the option to extend the agreement one year, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. At December 31, 2017, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a fee building contract pursuant to which the Company will act in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs. As of December 31, 2017, the Company is due $0.5 million from the Davis Family Trust for construction draws, which is included in due from affiliates in the accompanying consolidated balance sheets.
On February 17, 2017 (the "Transition Date"), the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement also provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar will be compensated $16,800 per month for a term of one year from the Transition Date with the option to extend the agreement one year on each anniversary of the Transition Date if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award will continue to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At December 31, 2017, no fees were due to Mr. Stelmar for his consulting services. Mr. Stelmar's consulting agreement was amended on February 13, 2018, to extend the term until August 17, 2019, and reduce monthly compensation to $6,000.
On June 29, 2015, the Company formed a new unconsolidated joint venture (TNHC Tidelands LLC) and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the years ended December 31, 2017 and 2016, $0.2 million and $0.1 million, respectively, of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures. During the third quarter of 2017, the Company acquired the remaining outside equity interest of this joint venture (described in more detail below). As part of this transaction, the remaining $0.1 million of deferred profit was written off. As a result, at December 31, 2017 no deferred profit remained and at December 31, 2016, $0.3 million remained unrecognized and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
On October 23, 2017, the Company acquired the remaining outside equity interest of our TNHC Tidelands LLC (Tidelands) unconsolidated joint venture. TNHC Tidelands LLC is the owner of an actively selling project in Northern California (the "Tidelands Project"). The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan. Following the purchase, the Company was required to consolidate this entity as it is now wholly owned subsidiary of the Company, and the Tidelands Project became a wholly owned active selling community of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories as of December 31, 2017.
On January 15, 2016, the Company entered into an assignment and assumption of membership interest agreement (the "Buyout Agreement") for its partner's interest in the TNHC San Juan LLC unconsolidated joint venture. Per the terms of the Buyout Agreement, the Company contributed $20.6 million to the joint venture, and the joint venture made a liquidating cash distribution to our partner for the same amount in exchange for its membership interest. Prior to the buyout, the Company accounted for its investment in TNHC San Juan LLC as an equity method investment. After the buyout, TNHC San Juan LLC is now a wholly owned subsidiary of the Company.
During June 2016, our LR8 Investors LLC unconsolidated joint venture (LR8) made its final distributions, allocated $0.5 million of income to the Company from a reduction in warranty reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary, and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including the remaining warranty reserve, of the joint venture. As part of this transaction, the Company also recognized a gain of $1.1 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statement of operations, due to the purchase of our JV partner's interest for less than its carrying value.
As of December 31, 2017 and 2016, the Company had advances outstanding of approximately $3.8 million and $4.0 million, respectively, to an unconsolidated joint venture, Encore McKinley Village. The note bears interest at 10% per annum and matures on October 31, 2018. For the year ended December 31, 2017, the Company earned $0.5 million in interest income on the unsecured promissory note which is included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, $34,000 and $44,000 of interest income was due to the Company and included in due from affiliates in the accompanying consolidated balance sheets.
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture (Larkspur) allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, the Company also recognized a gain of $0.3 million, which was included in equity in net income of unconsolidated joint ventures in the accompanying consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
During 2017, the Company entered into two agreements to purchase land from an affiliate of an entity that owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The first agreement allows the Company the option to purchase approximately 92 lots in Northern California in a phased takedown for a total purchase price of $16.1 million. As of December 31, 2017, the Company has taken down 30 lots and has a $0.6 million nonrefundable deposit outstanding on the remaining lots. The second agreement allows the Company the option to purchase approximately 418 lots in Northern California for a total purchase price of $53.4 million. As of December 31, 2017, the Company has made a $0.3 million refundable deposit for this project and has not taken down any lots.
In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly-owned subsidiary of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories as of December 31, 2017.
Subsequent to December 31, 2017, the Company entered into an agreement with one of its unconsolidated joint ventures for the option to purchase 41 lots in Corona, CA, in phased takedowns. The company has made a $0.1 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation due to seller as outlined in the contract. The Company plans to takedown the first phase of lots in May 2018.

12.    Stock-Based Compensation
The Company's 2014 Long-Term Incentive Plan (the "2014 Incentive Plan"), was adopted by our board of directors in January 2014. The 2014 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units and performance awards. The 2014 Incentive Plan will automatically expire on the tenth anniversary of its effective date.
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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards under the 2016 Incentive Plan. As of December 31, 2017, 46,405 shares remain available for grant under the 2014 Incentive Plan and 470,524 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option and restricted stock unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.

A summary of the Company’s common stock option activity as of and for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	835,786	$11.00	840,298	$11.00	846,874	$11.00
Granted	—	$—	—	$—	—	$—
Exercised	(9,288)	$11.00	—	$—	(1,584)	$11.00
Forfeited	—	$—	(4,512)	$11.00	(4,992)	$11.00
Outstanding, end of period	826,498	$11.00	835,786	$11.00	840,298	$11.00
Exercisable, end of period	826,498	$11.00	42,042	$11.00	23,133	$11.00
A summary of the Company’s restricted stock unit activity as of and for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	474,989	$10.66	308,386	$14.20	112,233	$11.36
Granted	343,933	$10.84	414,045	$10.05	294,355	$14.46
Vested	(211,475)	$10.76	(231,633)	$14.22	(85,386)	$11.48
Forfeited	(45,365)	$10.79	(15,809)	$11.62	(12,816)	$13.44
Outstanding, end of period	562,082	$10.72	474,989	$10.66	308,386	$14.20

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Expense related to:
Stock options	$11	$1,054	$1,184
Restricted stock units	2,792	2,417	2,700
	$2,803	$3,471	$3,884

The Company granted stock options on January 30, 2014 that fully vested on January 30, 2017. Assumptions used to calculate the weighted-average grant date fair value of the common stock options included an expected term of 4.3 years, expected volatility of 49.0%, a risk-free interest rate of 1.2% and no expected dividends. Based on these inputs, the weighted-average grant date fair value per share equaled $4.43.
The following table presents details of the assumptions used to calculate the re-measurement date fair value of common stock options granted to Mr. Davis by the Company in accordance with ASC 505-50 as discussed in Note 1. Mr Davis' stock options fully vested on January 30, 2017 and were fully expensed. The below reflects fair value assumptions at January 30, 2017.

	Period Ended January 30,	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	1.0	1.1	2.1
Expected volatility	34.9%	36.7%	28.2%
Risk-free interest rate	0.8%	0.9%	1.1%
Expected dividends	—	—	—
Re-measurement date fair value per share	$1.32	$2.14	$3.21
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant. At December 31, 2017, the amount of unearned stock-based compensation currently estimated to be expensed through 2020 is $3.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.7 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

13.     Income Taxes

The provision for income taxes includes the following:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current provision for income taxes:
Federal	$10,243	$10,321	$10,822
State	3,030	3,375	3,386
	13,273	13,696	14,208
Deferred provision (benefit) for income taxes:
Federal	2,341	(506)	(1,522)
State	(224)	(166)	(153)
	2,117	(672)	(1,675)
Provision for income taxes	$15,390	$13,024	$12,533

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income before taxes of taxable entities	$32,531	$33,950	$33,911
Provision for income taxes at federal statutory rate	$(11,386)	$(11,883)	$(11,869)
(Increases) decreases in tax resulting from:
Provisional rate adjustment - tax reform	(3,190)	—	—
State income taxes, net of federal benefit	(1,860)	(1,977)	(1,979)
Manufacturing deduction	958	1,142	1,274
Other	88	(306)	41
Provision for income taxes	$(15,390)	$(13,024)	$(12,533)
Effective tax rate	47.3%	38.4%	37.0%
With the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), the corporate federal income tax rate dropped from 35% to a flat 21% rate effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act and provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its net deferred tax asset at December 31, 2017 and recorded a provisional adjustment to reduce its value by $3.2 million, which is included in the tax provision for 2017. The provisional amount recorded is subject to revisions as we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service ("IRS"), FASB, and other standard-setting and regulatory bodies. Our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.
    The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
The components of our deferred income tax asset, net are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
State taxes	$633	$1,229
Reserves and accruals	1,893	2,407
Intangible assets	207	359
Share based compensation	1,585	2,118
Inventory	627	1,150
Investments in joint ventures	1,411	1,290
Depreciation and amortization	(39)	(119)
Deferred tax asset, net	$6,317	$8,434
Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not unrealizable. As of December 31, 2017, no valuation allowance was recorded. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and the planning alternatives, to the extent these items are applicable.
The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods. We are subject to U.S. federal income tax examination for calendar tax years ending 2014 through 2017 and various state income tax examinations for 2014 through 2017 calendar tax years.
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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Revenues:
Homebuilding	$560,842	$507,949	$280,209
Fee building, including management fees	190,324	186,507	149,890
Total	$751,166	$694,456	$430,099

Pretax income:
Homebuilding	$27,034	$25,546	$23,698
Fee building, including management fees	5,497	8,404	10,213
Total	$32,531	$33,950	$33,911

	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Homebuilding	$631,087	$393,095
Fee building	13,425	26,041
Total	$644,512	$419,136

15.    Results of Quarterly Operations (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share amounts)
2017
Home sales revenue	$69,406	$96,929	$114,622	$279,885	$560,842
Cost of home sales	60,065	82,488	95,992	234,668	473,213
Home sales impairments	—	1,300	—	900	2,200
Homebuilding gross margin	$9,341	$13,141	$18,630	$44,317	$85,429
Fee building revenue	$55,617	$47,181	$43,309	$44,217	$190,324
Cost of fee building	53,926	45,899	41,808	43,194	184,827
Fee building gross margin	$1,691	$1,282	$1,501	$1,023	$5,497
Pretax income	$1,360	$2,505	$6,974	$21,692	$32,531
Net income attributable to The New Home Company Inc.	$846	$1,517	$4,318	$10,471	$17,152
Basic earnings per share attributable to The New Home Company Inc.(1)	$0.04	$0.07	$0.21	$0.50	$0.82
Diluted earnings per share attributable to The New Home Company Inc.(1)	$0.04	$0.07	$0.21	$0.50	$0.82

2016
Home sales revenue	$42,303	$78,836	$125,142	$261,668	$507,949
Cost of home sales	36,670	69,390	105,799	221,700	433,559
Home sales impairments	—	—	—	2,350	2,350
Homebuilding gross margin	$5,633	$9,446	$19,343	$37,618	$72,040
Land sale impairment	$—	$—	$—	$1,150	$1,150
Land sales gross margin	$—	$—	$—	$(1,150)	$(1,150)
Fee building revenue	$42,937	$30,028	$52,761	$60,781	$186,507
Cost of fee building	40,914	28,317	50,832	58,040	178,103
Fee building gross margin	$2,023	$1,711	$1,929	$2,741	$8,404
Pretax (loss) income	$(1,111)	$3,939	$9,042	$22,080	$33,950
Net (loss) income attributable to The New Home Company Inc.	$(814)	$2,509	$5,547	$13,780	$21,022
Basic (loss) earnings per share attributable to The New Home Company Inc. (1)	$(0.04)	$0.12	$0.27	$0.67	$1.02
Diluted (loss) earnings per share attributable to The New Home Company Inc. (1)	$(0.04)	$0.12	$0.27	$0.66	$1.01

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations.

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Income taxes paid	$14,050	$13,670	$11,261
Supplemental disclosures of noncash transactions
Purchase of real estate with notes payable to affiliate	$—	$—	$747
Contribution of real estate to unconsolidated joint ventures	$—	$798	$18,828
Contribution of real estate from noncontrolling interest in subsidiary	$—	$—	$1,301
Assets assumed from unconsolidated joint ventures	$26,613	$46,811	$—
Liabilities and equity assumed from unconsolidated joint ventures	$27,608	$47,197	$—

17. Supplemental Guarantor Information

The Company's 7.25% Senior Notes due 2022 (the "Notes") are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The Indenture governing the Notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a "Restricted Subsidiary" (as defined in the Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the Indenture; (2) upon the proper designation of such Guarantor as an "Unrestricted Subsidiary" (as defined in the Indenture), in accordance with the Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5.0% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture, upon such exercise or discharge; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; or (6) upon the full satisfaction of the Company’s obligations under the Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture. The Company has determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

As the guarantees were made in connection with the first and second quarter 2017 offering of notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the period presented. If any subsidiaries are released from the guarantees in future periods, the changes are reflected prospectively.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$99,586	$23,772	$188	$—	$123,546
Restricted cash	—	424	—	—	424
Contracts and accounts receivable	10	24,238	—	(1,024)	23,224
Intercompany receivables	129,414	—	—	(129,414)	—
Due from affiliates	—	1,060	—	—	1,060
Real estate inventories	—	416,143	—	—	416,143
Investment in and advances to unconsolidated joint ventures	—	55,824	—	—	55,824
Investment in subsidiaries	356,443	—	—	(356,443)	—
Other assets	8,464	15,827	—	—	24,291
Total assets	$593,917	$537,288	$188	$(486,881)	$644,512

Liabilities and equity
Accounts payable	$237	$23,479	$6	$—	$23,722
Accrued expenses and other liabilities	11,034	27,954	80	(1,014)	38,054
Intercompany payables	—	129,414	—	(129,414)	—
Due to affiliates	—	10	—	(10)	—
Senior notes, net	318,656	—	—	—	318,656
Total liabilities	329,927	180,857	86	(130,438)	380,432
Stockholders' equity	263,990	356,431	12	(356,443)	263,990
Noncontrolling interest in subsidiary	—	—	90	—	90
Total equity	263,990	356,431	102	(356,443)	264,080
Total liabilities and equity	$593,917	$537,288	$188	$(486,881)	$644,512

	December 31, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$16,385	$13,842	$269	$—	$30,496
Restricted cash	—	585	—	—	585
Contracts and accounts receivable	30	29,774	—	(1,971)	27,833
Intercompany receivables	73,972	—	—	(73,972)	—
Due from affiliates	—	1,138	—	—	1,138
Real estate inventories	—	286,928	—	—	286,928
Investment in and advances to unconsolidated joint ventures	—	50,857	—	—	50,857
Investment in subsidiaries	268,411	—	—	(268,411)	—
Other assets	9,381	11,918	—	—	21,299
Total assets	$368,179	$395,042	$269	$(344,354)	$419,136

Liabilities and equity
Accounts payable	$167	$32,900	$27	$—	$33,094
Accrued expenses and other liabilities	5,489	19,763	108	(1,942)	23,418
Intercompany payables	—	73,972	—	(73,972)	—
Due to affiliates	—	29	—	(29)	—
Unsecured revolving credit facility	118,000	—	—	—	118,000
Total liabilities	123,656	126,664	135	(75,943)	174,512
Stockholders' equity	244,523	268,378	33	(268,411)	244,523
Noncontrolling interest in subsidiary	—	—	101	—	101
Total equity	244,523	268,378	$134	(268,411)	244,624
Total liabilities and equity	$368,179	$395,042	$269	$(344,354)	$419,136

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$560,842	$—	$—	$560,842
Fee building	—	190,324	—	—	190,324
	—	751,166	—	—	751,166
Cost of Sales:
Home sales	—	473,181	32	—	473,213
Home sales impairments	—	2,200	—	—	2,200
Fee building	—	184,827	—	—	184,827
	—	660,208	32	—	660,240

Gross Margin:
Home sales	—	85,461	(32)	—	85,429
Fee building	—	5,497	—	—	5,497
	—	90,958	(32)	—	90,926
Selling and marketing expenses	—	(32,702)	—	—	(32,702)
General and administrative expenses	(2,403)	(23,927)	—	—	(26,330)
Equity in net income of unconsolidated joint ventures	—	866	—	—	866
Equity in net income of subsidiaries	21,773	—	—	(21,773)	—
Other income (expense), net	107	(336)	—	—	(229)
Pretax income (loss)	19,477	34,859	(32)	(21,773)	32,531
Provision for income taxes	(2,325)	(13,065)	—	—	(15,390)
Net income (loss)	17,152	21,794	(32)	(21,773)	17,141
Net loss attributable to noncontrolling interest in subsidiary	—	—	11	—	11
Net income (loss) attributable to The New Home Company Inc.	$17,152	$21,794	$(21)	$(21,773)	$17,152

	Year Ended December 31, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$502,792	$5,157	$—	$507,949
Fee building	—	186,662	—	(155)	186,507
	—	689,454	5,157	(155)	694,456
Cost of Sales:
Home sales	—	428,881	4,678	—	433,559
Home sales impairments	—	2,350	—	—	2,350
Land sales impairment	—	1,150	—	—	1,150
Fee building	2,240	175,863	—	—	178,103
	2,240	608,244	4,678	—	615,162

Gross Margin:
Home sales	—	71,561	479	—	72,040
Land sales	—	(1,150)	—	—	(1,150)
Fee building	(2,240)	10,799	—	(155)	8,404
	(2,240)	81,210	479	(155)	79,294
Selling and marketing expenses	—	(26,058)	(686)	—	(26,744)
General and administrative expenses	(14,719)	(11,163)	—	—	(25,882)
Equity in net income of unconsolidated joint ventures	—	7,691	—	—	7,691
Equity in net income of subsidiaries	32,091	—	—	(32,091)	—
Other income (expense), net	(119)	(303)	(142)	155	(409)
Pretax income (loss)	15,013	51,377	(349)	(32,091)	33,950
Benefit (provision) for income taxes	6,009	(19,033)	—	—	(13,024)
Net income (loss)	21,022	32,344	(349)	(32,091)	20,926
Net loss attributable to noncontrolling interest in subsidiary	—	—	96	—	96
Net income (loss) attributable to The New Home Company Inc.	$21,022	$32,344	$(253)	$(32,091)	$21,022

	Year Ended December 31, 2015
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$269,225	$10,984	$—	$280,209
Fee building	—	150,220	—	(330)	149,890
	—	419,445	10,984	(330)	430,099
Cost of Sales:
Home sales	—	225,379	9,853	—	235,232
Fee building	1,735	137,942	—	—	139,677
	1,735	363,321	9,853	—	374,909

Gross Margin:
Home sales	—	43,846	1,131	—	44,977
Fee building	(1,735)	12,278	—	(330)	10,213
	(1,735)	56,124	1,131	(330)	55,190
Selling and marketing expenses	—	(12,378)	(1,363)	—	(13,741)
General and administrative expenses	(13,602)	(6,676)	—	—	(20,278)
Equity in net income of unconsolidated joint ventures	—	13,767	—	—	13,767
Equity in net income of subsidiaries	31,423	—	—	(31,423)	—
Other income (expense), net	(301)	(414)	(642)	330	(1,027)
Pretax income (loss)	15,785	50,423	(874)	(31,423)	33,911
Benefit (provision) for income taxes	5,903	(18,436)	—	—	(12,533)
Net income (loss)	21,688	31,987	(874)	(31,423)	21,378
Net loss attributable to noncontrolling interest in subsidiary	—	—	310	—	310
Net income (loss) attributable to The New Home Company Inc.	$21,688	$31,987	$(564)	$(31,423)	$21,688

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(31,824)	$(41,739)	$(81)	$(17,058)	$(90,702)
Investing activities:
Purchases of property and equipment	(71)	(124)	—	—	(195)
Cash assumed from joint venture at consolidation	—	995	—	—	995
Contributions and advances to unconsolidated joint ventures	—	(27,479)	—	—	(27,479)
Contributions to subsidiaries from corporate	(275,794)	—	—	275,794	—
Distributions of capital from subsidiaries	192,478	—	—	(192,478)	—
Distributions of capital and repayment of advances to unconsolidated joint ventures	—	15,577	—	—	15,577
Interest collected on advances to unconsolidated joint ventures	—	552	—	—	552
Net cash used in investing activities	$(83,387)	$(10,479)	$—	$83,316	$(10,550)
Financing activities:
Borrowings from credit facility	88,000	—	—	—	88,000
Repayments of credit facility	(206,000)	—	—	—	(206,000)
Proceeds from senior notes	324,465	—	—	—	324,465
Repayments of other notes payable	—	(4,110)	—	—	(4,110)
Payment of debt issuance costs	(7,565)	—	—	—	(7,565)
Contributions to subsidiaries from corporate	—	275,794	—	(275,794)	—
Distributions to corporate from subsidiaries	—	(209,536)	—	209,536	—
Minimum tax withholding paid on behalf of employees for stock awards	(590)	—	—	—	(590)
Proceeds from exercise of stock options	102	—	—	—	102
Net cash provided by financing activities	$198,412	$62,148	$—	$(66,258)	$194,302
Net increase (decrease) in cash and cash equivalents	83,201	9,930	(81)	—	93,050
Cash and cash equivalents – beginning of period	16,385	13,842	269	—	30,496
Cash and cash equivalents – end of period	$99,586	$23,772	$188	$—	$123,546

	Year Ended December 31, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(7,041)	$(11,753)	$3,272	$(26,894)	$(42,416)
Investing activities:
Purchases of property and equipment	(193)	(246)	—	—	(439)
Cash assumed from joint venture at consolidation	—	2,009	—	—	2,009
Contributions and advances to unconsolidated joint ventures	—	(15,088)	—	—	(15,088)
Contributions to subsidiaries from corporate	(225,169)	—	—	225,169	—
Distributions of capital from subsidiaries	189,392	725	—	(190,117)	—
Distributions of capital from unconsolidated joint ventures	—	15,307	—	—	15,307
Net cash (used in) provided by investing activities	$(35,970)	$2,707	$—	$35,052	$1,789
Financing activities:
Borrowings from credit facility	223,050	—	—	—	223,050
Repayments of credit facility	(179,974)	—	—	—	(179,974)
Borrowings from other notes payable	—	—	343	—	343
Repayments of other notes payable	—	(13,135)	(2,501)	—	(15,636)
Payment of debt issuance costs	(1,064)	—	—	—	(1,064)
Cash distributions to noncontrolling interest in subsidiary	—	—	(725)	—	(725)
Contributions to subsidiaries from corporate	—	225,169	—	(225,169)	—
Distributions to corporate from subsidiaries	—	(216,286)	(725)	217,011	—
Minimum tax withholding paid on behalf of employees for stock awards	(648)	—	—	—	(648)
Excess income tax provision from stock-based compensation	(97)	—	—	—	(97)
Net cash provided by (used in) financing activities	$41,267	$(4,252)	$(3,608)	$(8,158)	$25,249
Net decrease in cash and cash equivalents	(1,744)	(13,298)	(336)	—	(15,378)
Cash and cash equivalents – beginning of period	18,129	27,140	605	—	45,874
Cash and cash equivalents – end of period	$16,385	$13,842	$269	$—	$30,496

	Year Ended December 31, 2015
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(1,902)	$(10,211)	$5,282	$(25,472)	$(32,303)
Investing activities:
Purchases of property and equipment	(259)	(159)	—	—	(418)
Contributions and advances to unconsolidated joint ventures	—	(13,028)	—	(2,000)	(15,028)
Contributions to subsidiaries from corporate	(131,778)	—	—	131,778	—
Distributions of capital from subsidiaries	104,695	647	—	(105,342)	—
Distributions of capital and repayment of advances to unconsolidated joint ventures	—	32,026	—	—	32,026
Net cash (used in) provided by investing activities	$(27,342)	$19,486	$—	$24,436	$16,580
Financing activities:
Net proceeds from issuance of common stock	47,253	—	—	—	47,253
Borrowings from credit facility	99,450	—	—	—	99,450
Repayments of credit facility	(125,000)	—	—	—	(125,000)
Borrowings from other notes payable	—	—	3,552	—	3,552
Repayments of other notes payable	—	—	(5,171)	—	(5,171)
Cash distributions to noncontrolling interest in subsidiary	—	—	(2,411)	—	(2,411)
Contributions to subsidiaries from corporate	—	131,778	—	(131,778)	—
Distributions to corporate from subsidiaries	—	(132,167)	(647)	132,814	—
Minimum tax withholding paid on behalf of employees for stock awards	(248)	—	—	—	(248)
Excess income tax benefit from stock-based compensation	97	—	—	—	97
Tax valuation adjustment from stock-based compensation	17	—	—	—	17
Net cash provided by (used in) financing activities	$21,569	$(389)	$(4,677)	$1,036	$17,539
Net (decrease) increase in cash and cash equivalents	(7,675)	8,886	605	—	1,816
Cash and cash equivalents – beginning of period	25,804	18,254	—	—	44,058
Cash and cash equivalents – end of period	$18,129	$27,140	$605	$—	$45,874

Report of Independent Auditors

The Members
TNHC Meridian Investors LLC

We have audited the accompanying financial statements of TNHC Meridian Investors LLC, which comprise the balance sheet as of December 31, 2016, and the related statements of operations, members’ capital, and cash flows for two year period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Meridian Investors LLC at December 31, 2016, and the results of its operations and its cash flows for the two year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 22, 2017

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2017	2016
	(Unaudited)
Assets
Cash	$41,549	$9,255
Investment in unconsolidated joint venture	800,880	826,072
Total assets	$842,429	$835,327

Liabilities and members’ capital
Accounts payable	$—	$13,000

Commitments and contingencies (Note 3)

Members’ capital	842,429	822,327
Total liabilities and members’ capital	$842,429	$835,327

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Operations

	Year Ended December 31
	2017	2016	2015
	(Unaudited)
Revenues:
Management fee revenues from affiliates (Note 2)	$—	$79,166	$4,071,046

Expenses:
Overhead fees to the Members (Note 2)	—	79,166	4,071,046
General and administrative expenses	4,706	31,922	58,777
	4,706	111,088	4,129,823

Net operating loss	(4,706)	(31,922)	(58,777)

Equity in net income (loss) of unconsolidated joint venture	24,808	(459,073)	16,319,542
Net income (loss)	$20,102	$(490,995)	$16,260,765

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Years Ended December 31, 2017 (Unaudited), 2016 and 2015

	The New Home
	Company	IHP
	Southern	Meridian
	California LLC	LLC	Total

Balance at December 31, 2014	$7,610,495	$12,958,412	$20,568,907
Distributions	(13,326,079)	(18,974,661)	(32,300,740)
Net income	7,980,050	8,280,715	16,260,765
Balance at December 31, 2015	2,264,466	2,264,466	4,528,932
Distributions	(1,480,121)	(1,492,852)	(2,972,973)
Net loss	(251,863)	(239,132)	(490,995)
TNHC basis adjustment	(242,637)	—	(242,637)
Balance at December 31, 2016	289,845	532,482	822,327
Net income	10,051	10,051	20,102
Balance at December 31, 2017 (Unaudited)	$299,896	$542,533	$842,429

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

Year Ended December 31
2017	2016	2015
(Unaudited)
Operating activities
Net income (loss)	$20,102	$(490,995)	$16,260,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions of earnings from unconsolidated joint venture	Distributions of earnings from unconsolidated joint venture	50,000	2,972,973	14,500,860
Equity in net income (loss) of unconsolidated joint venture	Equity in net income (loss) of unconsolidated joint venture	(24,808)	459,073	(16,319,542)
Net changes in operating assets and liabilities:
Accounts payable	(13,000)	(13,000)	26,000
Due to affiliates	—	–	(75,198)
Net cash provided by operating activities	32,294	2,928,051	14,392,885

Investing activities
Distributions of equity from unconsolidated joint venture	—	—	16,800,000
Net cash provided by investing activities	—	—	16,800,000

Financing activities
Members’ capital distributions	—	(2,972,973)	(32,300,740)
Net cash used in financing activities	—	(2,972,973)	(32,300,740)

Net increase (decrease) in cash	32,294	(44,922)	(1,107,855)
Cash at beginning of year	9,255	54,177	1,162,032
Cash at end of year	$41,549	$9,255	$54,177

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

TNHC Meridian Investors LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2017 (Unaudited), 2016 and 2015

1. Organization and Summary of Significant Accounting Policies

TNHC Meridian Investors LLC, a Delaware limited liability company (the "Company"), was formed with an effective date of February 20, 2013. The Company was initially capitalized through cash and asset contributions by The New Home Company Southern California LLC ("TNHC"). Effective August 20, 2013, TNHC Meridian Investors LLC amended and restated its limited liability agreement and concurrently admitted IHP Meridian LLC ("IHP") as a member (TNHC and IHP, collectively, are referred to herein as the "Members"). The Company holds an interest in one unconsolidated joint venture, TNHC Newport LLC (the "Unconsolidated Joint Venture").
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

Pursuant to the operating agreement, the Special Preferred Return on Unreturned Special Capital Contributions, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Unreturned Capital Contributions for both Members is 12% per annum, compounded monthly. During 2015, the Unreturned Capital Contributions and all associated preferred return have been returned to the partners, as such, no additional preferred return distributions are expected as of December 31, 2017.
The following is a summary of the preferred returns for the Members as of December 31, 2017 (Unaudited):

	TNHC	IHP	Total

Cumulative Special Preferred Return	$—	$—	$—
Cumulative Special Preferred distributions	—	—	—
Cumulative Preferred Return	1,772,031	3,017,243	4,789,274
Cumulative Preferred distributions	(1,772,031)	(3,017,243)	(4,789,274)
Remaining undistributed preferred return	$—	$—	$—

Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Management believes the Company has sufficient cash and access to capital to fund its operations.
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
Variable Interest Entities
The Company accounts for variable interest entities in accordance with ASC 810, Consolidation. Under ASC 810, a variable interest entity ("VIE") is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.
As of December 31, 2017 (Unaudited), 2016, and 2015, the Company was not required to consolidate any VIEs. In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE. The Company first analyzes the Unconsolidated Joint Venture to determine if it is a variable interest entity under the provisions of ASC 810 (as discussed above) when determining whether the entity should be consolidated.
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
As of December 31, 2017 (Unaudited), 2016 and 2015, the Company concluded that the Unconsolidated Joint Venture was not a variable interest entity and it did not control the entity, therefore the Company accounted for this entity under the equity method of accounting. Under the Unconsolidated Joint Venture operating agreement, capital contributions are determined based on the operating budgets and needs of the Unconsolidated Joint Venture, which vary throughout the life of the Unconsolidated Joint Venture based on the circumstances unique to the Unconsolidated Joint Venture.
As of December 31, 2017, the Company had an ownership and percentage interest in one unconsolidated joint venture of 50%. Investment in the Unconsolidated Joint Venture is accounted for under the equity method of accounting. Under the equity method, the Company recognizes its proportionate share of earnings and losses generated by the Unconsolidated Joint Venture upon the delivery of lots or homes to third parties.

The Company reviews the real estate inventory held by the Unconsolidated Joint Venture for impairments whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company also reviews its investment in the Unconsolidated Joint Venture for evidence of other-than-temporary declines in value.
To the extent the Company deems any portion of its investment in the Unconsolidated Joint Venture as not recoverable, the Company impairs its investment accordingly. As of December 31, 2017 and 2016, the Company determined that no portion of its investment in the Unconsolidated Joint Venture was impaired.
The balance sheets for the Unconsolidated Joint Venture are as follows:

	December 31
	2017	2016
	(Unaudited)
Cash	$3,049,186	$4,545,757
Total assets	$3,049,186	$4,545,757

Accounts payable	$179,728	$66,952
Accrued expenses and other liabilities	1,260,173	2,823,598
Due to affiliate	7,525	3,063
Total liabilities	1,447,426	2,893,613

The Company’s equity	800,880	826,072
Other member’s equity	800,880	826,072
Total equity	1,601,760	1,652,144
Total liabilities and equity	$3,049,186	$4,545,757

The condensed statements of operations for the Unconsolidated Joint Venture are as follows:

	Years Ended December 31
	2017	2016	2015
	(Unaudited)
Revenues	$—	$5,250,000	$175,610,776
Cost of sales and expenses	(49,616)	6,114,092	140,742,205
Income (loss) of unconsolidated joint venture	$49,616	$(864,092)	$34,868,571
Income (loss) from unconsolidated joint venture reflected in the accompanying statements of operations (Unaudited)	$24,808	$(459,073)	$16,319,542

Income Taxes

As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income reported by the Company are the obligation of the Members.

The Company applies the provisions of ASC 740, Income Taxes. Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2017, 2016 and 2015.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASU 2014-09 supersedes existing industry specific accounting literature relating to how a company expenses certain selling and marketing costs. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is effective for our annual reporting periods beginning after December 15, 2018. We will adopt the requirements of the new standard in 2019 and will use the modified retrospective transition method. We do not believe the adoption of ASU 2014-09 will have a material impact on the Company's financial statements and related disclosures.
In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 for the annual period ended December 31, 2016 resulted in no material effect on the Company's financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require organizations that lease assets (referred to as "lessees") to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019. ASU 2016-02 mandates a modified retrospective transition method. We will adopt ASU 2016-02 on January 1, 2020, and expect no effect on our financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Our adoption of ASU 2016-07 on January 1, 2017 did not have an effect on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force ("ASU 2016-15"). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2018. We will adopt ASU 2016-15 on January 1, 2019, and expect no effect on our financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the guidance for derecognition of nonfinancial assets and in-substance nonfinancial assets when the asset does not meet the definition of a business and is not a not-for-profit activity. ASU 2017-05 is effective for annual reporting periods beginning after December 15, 2018. We will adopt the requirements of the new standard in 2019 and will use the modified retrospective transition method. We do not believe the adoption of ASU 2017-05 will have a material impact on the Company's financial statements and related disclosures.

2. Due to Affiliates and Related Party Transactions
Pursuant to the operating agreement of the Unconsolidated Joint Venture, the Company receives a management fee from the Unconsolidated Joint Venture in an amount equal to 3.0% of Unconsolidated Joint Venture revenues. During the years ended December 31, 2017 (Unaudited), 2016, and 2015 the Company earned $0, $79,166 and $4,071,046, respectively, in management fees which have been recorded by the Company as management fee revenues from affiliates in the accompanying statements of operations.
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

Pursuant to the operating agreement, IHP shall receive an overhead fee from the Company in an amount equal to $500,000, which has been paid in full. During the years ended December 31, 2017, 2016 and 2015, TNHC earned $0, $0, and $1,335,700 respectively, and IHP earned $0, $0, and $109,300, respectively, in monthly overhead fees, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2017 and 2016, no amounts were due to TNHC or IHP for such fees.
During the years ended December 31, 2017 (Unaudited), 2016, and 2015 TNHC earned and received $0, $79,166 and $2,449,744 respectively, and IHP earned $0, $0, and $176,302 , respectively, in overhead fees earned from homes sold, which have been recorded by the Company as overhead fees to the Members in the accompanying statements of operations. As of December 31, 2017 and 2016, no amounts were due to TNHC and IHP for such fees.
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

4. Subsequent Events
The Company has evaluated subsequent events through February 14, 2018, the date the financial statements were available for issuance.

Report of Independent Auditors

The Members
TNHC Newport LLC

We have audited the accompanying financial statements TNHC Newport LLC, which comprise the balance sheets as of December 31, 2017 and 2016, and the related statements of operations, members’ capital, and cash flows for the three year period ended December 31, 2017, and the related notes to the financial statements.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNHC Newport LLC at December 31, 2017 and 2016, and the results of its operations and its cash flows for the three year period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 14, 2018

TNHC Newport LLC
(A Delaware Limited Liability Company)

Balance Sheets

	December 31
	2017	2016

Assets
Cash	$3,049,186	$4,545,757
Total assets	$3,049,186	$4,545,757

Liabilities and members’ capital
Accounts payable	$179,728	$66,952
Accrued expenses and other liabilities	1,260,173	2,823,598
Due to affiliate (Note 4)	7,525	3,063
	1,447,426	2,893,613

Commitments and contingencies (Note 5)

Members’ capital	1,601,760	1,652,144
Total liabilities and members’ capital	$3,049,186	$4,545,757

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Operations

	Year Ended December 31
	2017	2016	2015

Revenues:
Home sales	$—	$4,803,954	$161,728,995
Design studio option sales	—	446,046	13,881,781
	—	5,250,000	175,610,776
Cost of sales:
Cost of home sales	(49,971)	5,469,778	121,020,740
Cost of design studio option sales	—	297,062	10,191,160
	(49,971)	5,766,840	131,211,900

Gross profit (loss)	49,971	(516,840)	44,398,876

Selling and marketing expenses	355	150,941	2,859,369
Selling and marketing expenses incurred from affiliates (Note 4)	—	90,749	1,242,532
Overhead fees to affiliates (Note 4)	—	105,562	5,428,404
Net income (loss)	$49,616	$(864,092)	$34,868,571

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Members' Capital

Years Ended December 31, 2017, 2016 and 2015

	TNHC	NB
	Meridian	Residences,
	Investors LLC	LLC	Total

Balance at December 31, 2014	$19,239,436	$40,408,229	$59,647,665
Distributions	(31,300,860)	(54,699,140)	(86,000,000)
Net income	16,319,542	18,549,029	34,868,571
Balance at December 31, 2015	4,258,118	4,258,118	8,516,236
Distributions	(2,972,973)	(3,027,027)	(6,000,000)
Net loss	(459,073)	(405,019)	(864,092)
Balance at December 31, 2016	826,072	826,072	1,652,144
Distributions	(50,000)	(50,000)	(100,000)
Net income	24,808	24,808	49,616
Balance at December 31, 2017	$800,880	$800,880	$1,601,760

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)

Statements of Cash Flows

	Year Ended December 31
	2017	2016	2015
Operating activities
Net income (loss)	$49,616	$(864,092)	$34,868,571
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net changes in operating assets and liabilities:
Real estate inventories	—	3,650,099	74,758,196
Other assets	—	44,139	1,235,895
Accounts payable	112,776	(4,506,675)	(3,509,984)
Accrued expenses and other liabilities	(1,563,425)	(252,886)	1,861,912
Due to affiliate	4,462	(46,217)	(119,644)
Net cash (used in) provided by operating activities	(1,396,571)	(1,975,632)	109,094,946

Financing activities
Restricted cash	—	500,000	—
Repayment of note payable to member	—	—	(4,268,291)
Proceeds from issuance of note payable	—	—	35,961,943
Repayment of note payable	—	—	(53,692,886)
Members’ capital distributions	(100,000)	(6,000,000)	(86,000,000)
Net cash used in financing activities	(100,000)	(5,500,000)	(107,999,234)

Net (decrease) increase in cash	(1,496,571)	(7,475,632)	1,095,712
Cash at beginning of year	4,545,757	12,021,389	10,925,677
Cash at end of year	$3,049,186	$4,545,757	$12,021,389

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

See accompanying notes.

TNHC Newport LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements

December 31, 2017, 2016 and 2015
1. Organization and Summary of Significant Accounting Policies

TNHC Newport LLC, a Delaware limited liability company (the "Company"), was formed with an effective date of March 1, 2013. The Company was capitalized through cash and asset contributions by TNHC Meridian Investors LLC ("TNHC") and NB Residences, LLC ("NB Residences") (collectively, "the Members"). On April 1, 2013, the Company purchased 4.25 acres of land located in Newport Beach, California, for the development and sale of 79 homes in a community known as Meridian ("the Project"). Subject to the operating agreement, distributions of net cash flow to the Members shall be in the following order of priority:

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
Pursuant to the operating agreement, the preferred return on First Priority Capital, as defined, for both Members is 20% per annum, compounded monthly. The preferred return on Second Priority Capital, as defined, for both Members is 12% per annum, compounded monthly. During 2015, the First Priority Capital, Second Priority Capital and all preferred returns associated were returned to the partners, as such, no additional preferred return distributions are expected as of December 31, 2017 and 2016.
The following is a summary of the preferred returns for the Members as of December 31, 2017:

	TNHC	NB Residences	Total
Cumulative First Priority preferred return	$—	$—	$—
Cumulative First Priority preferred distributions	—	—	—
Cumulative Second Priority preferred return	5,532,742	11,085,315	16,618,057
Cumulative Second Priority preferred distributions	(5,532,742)	(11,085,315)	(16,618,057)
Remaining undistributed preferred return	$—	$—	$—

Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Management believes the Company has sufficient cash and access to capital to fund its operations.

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
The Company applies the provisions of ASC 740, Income Taxes ("ASC 740"). Based on its evaluation, under ASC 740, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2017, 2016 and 2015.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASU 2014-09 supersedes existing industry specific accounting literature relating to how a company expenses certain selling and marketing costs. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is effective for our annual reporting periods beginning after December 15, 2018. We will adopt the requirements of the new standard in 2019 and will use the modified retrospective transition method. We do not believe the adoption of ASU 2014-09 will have a material impact on the Company's financial statements and related disclosures.
In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 for the annual period ended December 31, 2016 resulted in no material effect on the Company's financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require organizations that lease assets (referred to as "lessees") to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019. ASU 2016-02 mandates a modified retrospective transition method. The Company's lease contracts primarily consist of rental agreements for office equipment where we are the lessee. The Company has begun the process of evaluating these lease contracts and believes all would be considered operating leases. Upon adoption, we may be required to add a right-of-use asset and a lease liability to our balance sheet. The Company will recognize lease expense on a straight-line basis.
In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Our adoption of ASU 2016-07 on January 1, 2017 did not have an effect on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force ("ASU 2016-15"). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2018. We will adopt ASU 2016-15 on January 1, 2019, and expect no effect on our financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the guidance for derecognition of nonfinancial assets and in-substance nonfinancial assets when the asset does not meet the definition of a business and is not a not-for-profit activity. ASU 2017-05 is effective for annual reporting periods beginning after December 15, 2018. We will adopt the requirements of the new standard in 2019 and will use the modified retrospective transition method. We do not believe the adoption of ASU 2017-05 will have a material impact on the Company's financial statements and related disclosures.

2. Real Estate Inventories
As of December 31, 2017 and 2016, the Company had $0 carrying amounts of its real estate inventories.
The Company incurred, capitalized and amortized interest costs as follows:

	Year Ended December 31
	2017	2016	2015

Interest included in beginning real estate inventories	$—	$49,241	$576,695
Interest incurred and capitalized	—	—	1,037,939
Interest amortized to cost of sales	—	(49,241)	(1,565,393)
Interest included in ending real estate inventories	$—	$—	$49,241

3. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31
	2017	2016

Completion reserve	$146,351	$685,992
Accrued expenses	25,000	17,500
Warranty reserve	1,088,822	2,120,106
	$1,260,173	$2,823,598

The completion reserve includes project costs for homes that have closed but for which invoices from vendors have not yet been received. The Company periodically assesses the adequacy of its completion reserve and adjusts the amounts as necessary.

The Company offers warranties on its homes that generally cover various defects in workmanship, materials, or to cover structural construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. The Company assesses the adequacy of its warranty accrual on a quarterly basis and adjusts the amounts recorded if necessary. The Company's warranty accrual is included in accrued expenses and other liabilities in the accompanying balance sheets.
Changes in the Company’s warranty liability are as follows:

	Year Ended December 31
	2017	2016	2015

Beginning warranty liability	$2,120,106	$2,263,446	$601,002
Warranty provision	—	52,500	1,756,030
Warranty payments	(1,031,284)	(195,840)	(93,586)
Ending warranty liability	$1,088,822	$2,120,106	$2,263,446

4. Due to Affiliates and Related Party Transactions
Amounts due to affiliates consisted of the following:

	December 31
	2017	2016

Accrued compensation and benefits	$7,525	$3,063

During the years ended December 31, 2016 and 2015, TNHC incurred construction-related costs on the Company’s behalf totaling $354,183 and $2,120,294, respectively. The Company capitalized $263,434 and $877,762 of these amounts to real estate inventories for the years ended December 31, 2016 and 2015 and charged the remaining $90,749 and $1,242,532, respectively, to selling and marketing expenses incurred from affiliates in the accompanying statements of operations. During the year ended December 31, 2017, TNHC incurred payroll-related costs on the company's behalf, which were expensed to selling and marketing expenses incurred from affiliates in the accompanying statements of operations. As of December 31, 2017 and 2016, $7,525 and $3,063, respectively, was due to TNHC related to accrued compensation and is reflected in the accompanying balance sheets as due to affiliates.
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

During the years ended December 31, 2017, 2016 and 2015, TNHC earned $0, $0, and $1,445,000, respectively, and NB Residences earned $0, $0, and $482,000, respectively, in monthly overhead fees, which have been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. During the years ended December 31, 2017, 2016, and 2015, TNHC earned $0, $79,166, and $2,626,046, respectively, and NB Residences earned $0, $26,396, and $875,358, respectively, in overhead fees earned from homes sold, which have also been recorded by the Company as overhead fees to affiliates in the accompanying statements of operations. As of December 31, 2017 and 2016, no amounts were outstanding for such fees.
5. Commitments and Contingencies
The Company’s commitments and contingencies include the usual obligations and litigation incurred by real estate developers in the normal course of business. The Company establishes liabilities for legal claims and regulatory matters when such matters are both probable of occurring and a potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. We may have the ability to recover a portion of our costs under various insurance policies covering the project. Estimates of such amounts are recorded when recovery is considered probable.
In November 2016, Meridian at Newport Beach Association (the "HOA") filed a written notice against the Company. The claim alleged comprehensive construction defects, including acoustical issues, water damage, cracked pavers and fire stopping issues. The Company has begun performing warranty repairs in response to the claim. Repairs and mediation are on-going. In January 2018, the HOA alleged further issues involving gaskets in residential water heaters installed by the Company. Due to the recent nature of the additional allegation, at this time it is unclear what the method and cost of repair will be and the parties are investigating further. At this time, the Company believes that there is a reasonable possibility that a loss may occur, but an estimate of such possible loss or range of loss cannot be made. We have an insurance policy with limits that we believe covers any possible loss; however, due to the complex nature of coverage and insurance companies' coverage position on construction defect issues, we do not know and cannot estimate what portion of any loss would be covered by insurance.

The Company obtains performance bonds in the normal course of business to ensure completion of the infrastructure of the Project. At December 31, 2017 and 2016, the Company had $0 in performance bonds outstanding with various cities, governmental entities, and others.

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
6. Subsequent Events
The Company has evaluated subsequent events through February 14, 2018, the date the financial statements were available for issuance.

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

4.5
First Supplemental Indenture dated as of April 28, 2017 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2017)

4.6
Officers' Certificate, dated May 4, 2017, delivered pursuant to the Indenture, and setting forth the terms of the Additional Notes 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

4.7
Second Supplemental Indenture dated as of July 28, 2017 between the Company, the guaranteeing subsidiaries, as defined herein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2017)

4.8
Third Supplemental Indenture dated as of September 18, 2017 between the Company, DMB/TNHC LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarter ended September 30, 2017)

4.9*	Fourth Supplemental Indenture, dated as of October 27, 2017 between the Company, TNHC Tidelands LLC, TNHC Arizona Marketing LLC and U.S. Bank National Association

10.1
Registration Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, and TCN/TNHC LP (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.2†	The New Home Company Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.3†	The New Home Company Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.4†	Employment Agreement between The New Home Company Inc. and H. Lawrence Webb (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.5†	Employment Agreement between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.5(a)†
Amendment to Employment Agreement, dated May 29, 2015, by and between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.6†	Employment Agreement between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.7†
Employment Agreement, dated May 29, 2015, between The New Home Company Inc. and John Stephens (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.8†
Form of Indemnification Agreement between The New Home Company Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.9†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.9(a)†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.9(b)†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.10†	The New Home Company Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.11
Amended and Restated Credit Agreement, dated May 10, 2016, among The New Home Company Inc., U.S. Bank National Association d/b/a Housing Capital Company, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 11, 2016)

10.12+	Agreement of Limited Partnership of Arantine Hills Holdings LP (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.13†	The New Home Company Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

10.14†
The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2016)

10.15†
Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and H. Lawrence Webb (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.16†
Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and John Stephens (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.17†
Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.18†
Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Leonard Miller (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.19†
Consulting Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.20†
Second Amendment to Employment Agreement, dated March 23, 2017, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.21
Letter agreement re: Arantine Hills Holdings LP - funding Excess Shortfall among TNHC-Arantine GP LLC, TNHC Land Company LLC and Arantine Hills Equity LP dated as of June 28, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2017)

10.22+
Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of May 22, 2013, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2017)

10.23+
First Amendment to Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of August 4, 2017, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2017)

10.24
Modification Agreement, dated as of September 27, 2017, among The New Home Company Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2017)

10.25*†	Amendment to Consulting Agreement, dated February 13, 2017, by and between The New Home Company Inc. and Wayne Stelmar

21.1*	List of subsidiaries of The New Home Company Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Auditors, Ernst & Young LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 14, 2018

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 14, 2018

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated February 14, 2018

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated February 14, 2018

101*
The following materials from The New Home Company Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Audited Consolidated Financial Statements.

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
Date: February 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Lawrence Webb	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 14, 2018
H. Lawrence Webb

/s/ John M. Stephens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2018
John M. Stephens

/s/ Sam Bakhshandehpour	Director	February 14, 2018
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	February 14, 2018
Michael Berchtold

/s/ David Berman	Director	February 14, 2018
David Berman

/s/ Paul Heeschen	Director	February 14, 2018
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	February 14, 2018
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	February 14, 2018
Cathey S. Lowe

/s/ Douglas C. Neff	Director	February 14, 2018
Douglas C. Neff

/s/ Wayne Stelmar	Director	February 14, 2018
Wayne Stelmar

/s/ Nadine Watt	Director	February 14, 2018
Nadine Watt

/s/ William A. Witte	Director	February 14, 2018
William A. Witte