Form 10-Q
period 2018-03-31
New Home Co Inc.
filed 2018-05-03
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of May 1, 2018: 21,007,902

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and cash equivalents	$91,061	$123,546
Restricted cash	561	424
Contracts and accounts receivable	17,400	23,224
Due from affiliates	528	1,060
Real estate inventories	459,388	416,143
Investment in and advances to unconsolidated joint ventures	57,874	55,824
Other assets	21,282	24,291
Total assets	$648,094	$644,512

Liabilities and equity
Accounts payable	$33,589	$23,722
Accrued expenses and other liabilities	35,524	38,054
Unsecured revolving credit facility	—	—
Senior notes, net	319,029	318,656
Total liabilities	388,142	380,432
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 21,007,902 and 20,876,837, shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	210	209
Additional paid-in capital	199,361	199,474
Retained earnings	60,302	64,307
Total stockholders' equity	259,873	263,990
Non-controlling interest in subsidiary	79	90
Total equity	259,952	264,080
Total liabilities and equity	$648,094	$644,512
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Home sales	$79,437	$69,406
Fee building, including management fees from unconsolidated joint ventures of $980 and $1,214, respectively	43,794	55,617
	123,231	125,023
Cost of Sales:
Home sales	69,694	60,065
Fee building	42,699	53,926
	112,393	113,991

Gross Margin:
Home sales	9,743	9,341
Fee building	1,095	1,691
	10,838	11,032

Selling and marketing expenses	(6,639)	(5,001)
General and administrative expenses	(6,019)	(5,090)
Equity in net income of unconsolidated joint ventures	335	306
Other income (expense), net	(26)	113
Pretax income (loss)	(1,511)	1,360
(Provision) benefit for income taxes	860	(524)
Net income (loss)	(651)	836
Net loss attributable to non-controlling interest	11	10
Net income (loss) attributable to The New Home Company Inc.	$(640)	$846

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04
Weighted average shares outstanding:
Basic	20,924,753	20,767,464
Diluted	20,924,753	20,899,263
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Stockholders’ Equity					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$101	$244,624
Net income (loss)	—	—	—	846	846	(10)	836
Stock-based compensation expense	—	—	611	—	611	—	611
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(53,613)	—	(565)	—	(565)	—	(565)
Shares issued through stock plans	204,846	2	(2)	—	—	—	—
Balance at March 31, 2017	20,863,399	$209	$197,205	$48,001	$245,415	$91	$245,506

Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606 (see Note 1)	—	—	—	(3,365)	(3,365)	—	(3,365)
Net income (loss)	—	—	—	(640)	(640)	(11)	(651)
Stock-based compensation expense	—	—	842	—	842	—	842
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(83,816)	—	(954)	—	(954)	—	(954)
Shares issued through stock plans	214,881	1	(1)	—	—	—	—
Balance at March 31, 2018	21,007,902	$210	$199,361	$60,302	$259,873	$79	$259,952

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(651)	$836
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(1,481)	(54)
Amortization of equity based compensation	842	611
Distributions of earnings from unconsolidated joint ventures	715	1,588
Abandoned project costs	35	34
Equity in net income of unconsolidated joint ventures	(335)	(306)
Deferred profit from unconsolidated joint ventures	136	148
Depreciation and amortization	1,022	123
Net changes in operating assets and liabilities:
Contracts and accounts receivable	5,824	2,151
Due from affiliates	485	799
Real estate inventories	(37,529)	(36,077)
Other assets	87	(3,669)
Accounts payable	9,867	4,988
Accrued expenses and other liabilities	(8,459)	(10,979)
Net cash used in operating activities	(29,442)	(39,807)
Investing activities:
Purchases of property and equipment	(72)	(50)
Contributions and advances to unconsolidated joint ventures	(4,273)	(3,796)
Distributions of capital and repayment of advances from unconsolidated joint ventures	2,264	24
Interest collected on advances to unconsolidated joint ventures	129	—
Net cash used in investing activities	(1,952)	(3,822)
Financing activities:
Borrowings from credit facility	—	72,000
Repayments of credit facility	—	(190,000)
Proceeds from senior notes	—	247,402
Payment of debt issuance costs	—	(5,967)
Tax withholding paid on behalf of employees for stock awards	(954)	(565)
Net cash (used in) provided by financing activities	(954)	122,870
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,348)	79,241
Cash, cash equivalents and restricted cash – beginning of period	123,970	31,081
Cash, cash equivalents and restricted cash – end of period	$91,622	$110,322
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying unaudited condensed financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

Certain items in the prior year unaudited condensed consolidated statements of cash flows have been reclassified to conform with current year presentation. These reclassifications have not changed the results of operations of prior periods. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") under the full retrospective method. As a result, the Company no longer presents transfers between cash and restricted cash in the condensed consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the condensed consolidated statements of cash flows. For additional detail on restricted cash, please see Note 1 - Restricted Cash.

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

Restricted Cash

Restricted cash of $0.6 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents, and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$91,061	$110,113
Restricted cash	561	209
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$91,622	$110,322

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

If there are indicators of impairment, we perform a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted future cash flows exceed the asset’s carrying value, no impairment adjustment is required. However, if the estimated undiscounted future cash flows are less than the asset’s carrying value, the asset's fair value is determined and compared to the asset's carrying value. If the asset's carrying value exceeds the asset's fair value, it is deemed impaired and written down to its fair value.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and over time.

If real estate assets are deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate projects using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

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

Revenue Recognition

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") under the modified retrospective method. For additional detail on the new standard and the impact to our condensed consolidated financial statements, refer to "Recently Issued Accounting Standards" below. Under ASC 606, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To do this, the Company performs the following five steps as outlined in ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
Home Sales and Profit Recognition

In accordance with ASC 606, homebuilding revenue is recognized when our performance obligations within the underlying sales contracts are fulfilled. We consider our obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenues when the respective home is closed. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." When it is determined that the earnings process is not complete, the related revenue and profit are deferred for recognition in future periods.

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges third-party property owners for all direct and indirect costs plus a fee. The fee is typically a per-unit fixed fee or based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the third-party property owner. For these types of contracts, the Company recognizes revenue based on the actual total costs it has incurred plus the applicable fee. In accordance with ASC 606, we apply the percentage-of-completion method, using the cost-to-cost approach, as it most accurately measures the progress of our efforts in satisfying our obligations within the fee building agreements. Under this approach, revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred. In the course of providing fee building services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenue and cost of sales.

The Company also provides construction management and coordination services and sales and marketing services as part of agreements with third parties and its unconsolidated joint ventures. Within these agreements, the Company does not bear any

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial risks. In certain contracts, the Company also provides project management and administrative services. For most services provided, the Company fulfills its related obligations as time-based measures, according to the input method guidance described in ASC 606. Accordingly, revenue is recognized on a straight-line basis as the Company's efforts are expended evenly throughout the performance period. The Company may also have an obligation to manage the home or lot sales process as part of providing sales and marketing services. This obligation is considered fulfilled when related homes or lots close escrow, as these events represent milestones reached according to the output method guidance described in ASC 606. Accordingly, revenue is recognized in the period that the corresponding lots or homes close escrow. Costs associated with these services are recognized as incurred.

The Company’s fee building revenues have historically been concentrated with a small number of customers. For both the three months ended March 31, 2018 and 2017, one customer comprised 98% of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures. As of March 31, 2018 and December 31, 2017, one customer comprised 85% and 49% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

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

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders' interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships and limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the non-controlling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•
Participating rights - provide the non-controlling equity holders the ability to direct significant financial and operational decision made in the ordinary course of business that most significantly influence the entity's economic performance.

•	Kick-out rights - allow the non-controlling equity holders to remove the general partner or managing member without cause.

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

As of March 31, 2018 and December 31, 2017, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we reassess on an ongoing basis whether we are the primary beneficiary of a VIE.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of March 31, 2018 and December 31, 2017, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

Investments in and Advances to Unconsolidated Joint Ventures

We use the equity method to account for investments in homebuilding and land development joint ventures when any of the following situations exist: 1) the joint venture qualifies as a VIE and we are not the primary beneficiary, 2) we do not control the joint venture but have the ability to exercise significant influence over its operating and financial policies, or 3) we function as the managing member or general partner of the joint venture and our joint venture partner has substantive participating rights or can replace us as managing member or general partner without cause.

As of March 31, 2018, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company with an exception for the requirements of ASC 606, which our unconsolidated joint ventures will adopt on January 1, 2019.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales.". We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three months ended March 31, 2018 and March 31, 2017, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

Selling and Marketing Expense

Effective January 1, 2018, costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model landscaping and furnishings are capitalized to other assets in the accompanying condensed consolidated balance sheets under ASC 340, Other Assets and Deferred Costs ("ASC 340"). These costs are amortized to selling and marketing expense generally over the shorter of 24 months or the actual estimated life of the selling community. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred. Prior to January 1, 2018, the Company followed the guidance under ASC 970-340, Real Estate - Other Assets and Deferred Costs, and capitalized certain selling and marketing costs to other assets in the accompanying consolidated balance sheets if the costs were reasonably expected to be recovered from the sale of the project or from incidental operations, and were incurred for tangible assets that were used directly through the selling period to aid in the sale of the project or services that had been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs included, but were not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. These costs were amortized to selling and marketing expense as the underlying homes were delivered.

Warranty Accrual

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one year. In addition, we provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revenues are recognized. Amounts are accrued based upon the Company’s historical rates. In addition, the Company has received warranty payments from third-party property owners for certain of its fee building projects that have since closed-out where the Company has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets and adjustments to our warranty accrual are recorded through cost of sales.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, no allowance was recorded related to contracts and accounts receivable.

Property, Equipment and Capitalized Selling and Marketing Costs

Property, equipment and capitalized selling and marketing costs are recorded at cost and included in other assets in the accompanying condensed consolidated balance sheets. Property and equipment are depreciated to general and administrative expenses using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized to general and administrative expenses using the straight-line method generally over the shorter of either their estimated useful lives or the term of the lease. Capitalized selling and marketing costs are amortized using the straight-line method to selling and marketing expenses over the shorter of either 24 months or the actual estimated life of the selling community.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASC 606, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASC 606 supersedes existing industry-specific accounting literature relating to how a company expenses certain selling and marketing costs. Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective approach.
Under the modified retrospective approach, the Company recognized the cumulative effect of initially applying the new standard as a $3.4 million, tax-effected decrease to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported as it was previously, under the appropriate accounting standards in effect for those periods. The adjustment to retained earnings related to a $4.7 million write-down of certain recoverable selling and marketing costs included in other assets that were formerly capitalized under ASC 970-340, Real Estate - Other Assets and Deferred Costs ("ASC 970"), but that no longer qualify for capitalization under the Company's accounting policy reflecting the changes upon the adoption of ASC 606. As a result of this write-down, the Company's deferred tax asset increased by $1.3 million. For the three months ended March 31, 2018, the Company expensed $0.4 million in selling and marketing costs that would have been capitalized and expensed over the underlying home closings under ASC 970. For the three months ending March 31, 2018, the Company amortized $0.3 million less in selling and marketing expenses for its capitalized selling and marketing assets than it would have if these expenses were recognized as required by ASC 970. In addition, the accounting policy change resulted in the amortization expense for capitalized selling and marketing assets to be included in the line item "depreciation and amortization" in the condensed consolidated statement of cash flows for the three months ended March 31, 2018, compared to netting the amortization expense in the net change to other assets line item. The adoption of ASC 606 did not have a material impact on other areas of the Company's condensed consolidated balance sheet, statement of operations, or statement of cash flows for the three months ended March 31, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). ASC 842 will require organizations that lease assets (referred to as "lessees") to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASC 842, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASC 842 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC 842 mandates a modified retrospective transition method. The Company's lease contracts primarily consist of rental agreements for office space and certain office equipment where we are the lessee. The Company has begun the process of evaluating these lease contracts and believes all would be considered operating leases. Upon adoption, we expect to add a right-of-use asset and a lease liability to our consolidated balance sheet. The Company will recognize lease expense on a straight-line basis, consistent with our current policy for office rent.
In August 2016, the FASB issued ASU 2016-15. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017.  Our adoption of ASU 2016-15 on January 1, 2018, did not have an impact on our condensed consolidated financial statements and disclosures as the Company had previously classified cash distributions received from equity method investees using the cumulative earnings approach.
In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the guidance for derecognition of nonfinancial assets and in-substance nonfinancial assets when the asset does not meet the definition of a business and is not a not-for-profit activity. We adopted ASU 2017-05 on January 1, 2018 under the modified retrospective approach. There was no effect of initially applying the new standard and there was no impact to our condensed consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"). The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. We adopted ASU 2017-09 on January 1, 2018 and its adoption did not have an impact on our condensed consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"), which amends Income Taxes (Topic 740) by incorporating the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with SAB 118. Please see Note 14 to our condensed consolidated financial statements for additional information.

2.    Computation of Earnings (Loss) Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$(640)	$846

Denominator:
Basic weighted-average shares outstanding	20,924,753	20,767,464
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	131,799
Diluted weighted-average shares outstanding	20,924,753	20,899,263

Basic earnings (loss) per share attributable to The New Home Company Inc.	$(0.03)	$0.04
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$(0.03)	$0.04

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,371,973	846,018

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$42,699	$184,827
Estimated earnings	1,095	5,497
	43,794	190,324
Less: amounts collected during the period	(28,958)	(178,704)
Contracts receivable	$14,836	$11,620

Contracts receivable:
Billed	$—	$—
Unbilled	14,836	11,620
	14,836	11,620
Accounts receivable:
Escrow receivables	2,514	11,554
Other receivables	50	50
Contracts and accounts receivable	$17,400	$23,224
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of March 31, 2018 and December 31, 2017 are expected to be billed and collected within 30 days. Accounts payable at March 31, 2018 and December 31, 2017 includes $13.2 million and $11.3 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories
Real estate inventories are summarized as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Deposits and pre-acquisition costs	$35,861	$35,846
Land held and land under development	41,734	47,757
Homes completed or under construction	344,232	302,884
Model homes	37,561	29,656
	$459,388	$416,143

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $1.0 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively.
Land held and land under development includes land costs and costs incurred during site development such as development, indirects, and permits. Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirects, permits, materials and labor (except for capitalized selling and marketing costs, which are classified in other assets).
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Capitalized Interest
Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income of unconsolidated joint ventures as related joint venture homes or lots close. For the three months ended March 31, 2018 and 2017 interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Interest incurred	$6,716	$2,036
Interest capitalized to inventory	(6,195)	(1,872)
Interest capitalized to investment in unconsolidated joint ventures	(521)	(164)
Interest expensed	$—	$—

Capitalized interest in beginning inventory	$16,453	$6,342
Interest capitalized as a cost of inventory	6,195	1,872
Previously capitalized interest included in cost of sales	(2,764)	(1,551)
Capitalized interest in ending inventory	19,884	6,663

Capitalized interest in beginning investment in unconsolidated joint ventures	1,472	—
Interest capitalized to investment in unconsolidated joint ventures	521	164
Previously capitalized interest included in equity in net income of unconsolidated joint ventures	(31)	—
Capitalized interest in ending investment in unconsolidated joint ventures	1,962	164
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$21,846	$6,827

Capitalized interest as a percentage of inventory	4.3%	2.1%
Interest included in cost of sales as a percentage of home sales revenue	3.4%	2.2%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	3.4%	0.3%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Investments in and Advances to Unconsolidated Joint Ventures

As of March 31, 2018 and December 31, 2017, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$32,073	$30,017
Restricted cash	15,047	15,041
Real estate inventories	420,031	396,850
Other assets	757	3,942
Total assets	$467,908	$445,850

Accounts payable and accrued liabilities	$39,159	$34,959
Notes payable	80,847	78,341
Total liabilities	120,006	113,300
The New Home Company's equity	52,946	50,523
Other partners' equity	294,956	282,027
Total equity	347,902	332,550
Total liabilities and equity	$467,908	$445,850
Debt-to-capitalization ratio	18.9%	19.1%
Debt-to-equity ratio	23.2%	23.6%

As of March 31, 2018 and December 31, 2017, the Company had advances outstanding of approximately $3.0 million and $3.8 million, respectively, to one of its unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances relate to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bears interest at 10% per annum and matures on October 31, 2018.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Revenues	$32,013	$26,620
Cost of sales and expenses	31,209	27,484
Net income (loss) of unconsolidated joint ventures	$804	$(864)
Equity in net income of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$335	$306

For the three months ended March 31, 2018 and 2017, the Company earned $1.0 million and $1.2 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12 - "Related Party Transactions."
During the 2018 first quarter, the Company entered into a land option agreement with one of its unconsolidated joint ventures. Please refer to Note 12 - "Related Party Transactions" for a discussion of this transaction.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Assets
Other assets consist of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)

Property, equipment and capitalized selling and marketing costs, net(1)(2)	$8,220	$603
Deferred tax asset, net	7,798	6,317
Prepaid expenses	4,062	4,937
Warranty insurance receivable(3)	1,202	1,202
Capitalized selling and marketing costs(1)(4)	—	11,232
	$21,282	$24,291

(1)
Under the adoption of the requirements of ASC 606 on January 1, 2018, certain selling and marketing costs that were previously capitalized under former accounting guidance were written off. For the current year, remaining selling and marketing costs and those incurred during the 2018 first quarter that are permitted to be capitalized under ASC 340 are included in the line item "Property, equipment and capitalized selling and marketing costs, net." Under the modified retrospective adoption approach, the December 31, 2017 balance has not been restated. For more information on this subject, please refer to Note 1 to the condensed consolidated financial statements.

(2)	The Company amortized $0.9 million of capitalized selling and marketing costs to selling and marketing expenses during the three months ended March 31, 2018.

(3)
Of the $1.2 million amount for December 2017, approximately $0.6 million related to 2016 estimated warranty insurance recoveries. For     further discussion, please see Note 8 to our condensed consolidated financial statements.

(4)	The Company amortized $1.1 million of capitalized selling and marketing costs to selling and marketing expenses during the three months ended March 31, 2017.

8.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Warranty accrual(1)	$6,998	$6,859
Accrued compensation and benefits	3,129	9,164
Accrued interest	12,146	6,217
Completion reserve	2,293	5,792
Income taxes payable	5,682	6,368
Deferred profit from unconsolidated joint ventures	—	136
Other accrued expenses	5,276	3,518
	$35,524	$38,054

(1)
Included in the amount at December 31, 2017 is approximately $1.2 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2017. Of this amount, approximately $0.6 million related to 2016 estimated warranty insurance recoveries.

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,634	$4,608
Warranty provision for homebuilding projects	516	271
Warranty payments for homebuilding projects	(375)	(201)
Ending warranty accrual for homebuilding projects	6,775	4,678

Beginning warranty accrual for fee building projects	225	323
Warranty provision for fee building projects	—	—
Warranty efforts for fee building projects	(2)	—
Ending warranty accrual for fee building projects	223	323
Total ending warranty accrual	$6,998	$5,001

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

9.    Senior Notes and Unsecured Revolving Credit Facility
Notes payable consisted of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$319,029	$318,656
Unsecured revolving credit facility	—	—
Total Notes Payable	$319,029	$318,656

The carrying amount of our senior notes listed above at March 31, 2018 is net of the unamortized discount of $2.1 million, unamortized premium of $1.7 million, and $5.6 million of unamortized debt issuance costs that are amortized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method.

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes"), in a private placement. The Existing Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes are used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is paid semiannually in arrears on April 1 and October 1. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933, as amended and are freely tradeable in accordance with applicable law.

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

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million, subject to certain conditions, including the availability of bank commitments. As of March 31, 2018, we had no outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2018, the interest rate under the Credit Facility was 4.88%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of March 31, 2018, the Company was in compliance with all financial covenants.

10.    Fair Value Disclosures
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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's Notes. The Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources.

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$319,029	$334,750	$318,656	$336,375

(1) The carrying value for the Senior Notes, as presented at March 31, 2018, is net of the unamortized discount of $2.1 million, unamortized premium of $1.7 million, and $5.6 million of unamortized debt issuance costs. The carrying value for the Senior Notes, as presented at December 31, 2017, is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and $5.9 million of unamortized debt issuance costs. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's Credit Facility is classified as Level 3 within the fair value hierarchy. The Company had no outstanding balance on the Credit Facility at March 31, 2018 and December 31, 2017.
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

11.    Commitments and Contingencies
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2018 and December 31, 2017, $30.6 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $4.9 million and $6.7 million, respectively, as of March 31, 2018 and December 31, 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2018 and December 31, 2017, the Company had outstanding surety bonds totaling $50.4 million and $52.1 million, respectively. The estimated remaining costs to complete of such improvements as of March 31, 2018 and December 31, 2017 were $19.7 million and $24.4 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
During the 2017 third quarter, the Company amended a joint venture agreement pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the joint venture project and posted a $5.1 million nonrefundable deposit for the acquisition of such lots. The agreement allows for the Company to enter the property in advance of the closing

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

date to perform certain improvements, which it expects to begin in the 2018 second quarter. If the Company does not acquire the lots, it is obligated to reimburse the joint venture for these improvement costs. At this time, the Company estimates that the total cost for these improvements will be $17.0 million.

12. Related Party Transactions
During the three months ended March 31, 2018 and 2017, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.1 million and $2.3 million, respectively. As of March 31, 2018 and December 31, 2017, $0.3 million and $0.1 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2018 and 2017, the Company earned $1.0 million and $1.2 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, $0.2 million and $0.3 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC, and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC and TNHC Russell Ranch LLC ("Russell Ranch"). Another member of the Company's board of directors is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of March 31, 2018, the Company's investment in these five unconsolidated joint ventures totaled $37.3 million. During the 2017 second quarter, the Bedford joint venture agreement was amended to increase the Company's funding obligation by $4.0 million over the existing contribution cap. During the 2017 third quarter, the Company amended the Russell Ranch joint venture agreement pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the project. At March 31, 2018, the Company had a $5.1 million nonrefundable deposit outstanding related to this purchase.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three months ended March 31, 2018 and 2017, the Company incurred $0.1 million and $0.1 million, respectively, for these services. The Company's unconsolidated joint ventures incurred $0.4 million, and $0.3 million, respectively, for these services. Of these costs, $24,000 and $10,700 was due to TL Fab LP from the Company at March 31, 2018 and December 31, 2017, respectively, and $0.2 million and $0 was due to TL Fab LP from the Company's unconsolidated joint ventures at March 31, 2018 and December 31, 2017, respectively.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots. Then, the Company has an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At March 31, 2018 and December 31, 2017, $0 and $0.1 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures for lot transactions between the Company and its unconsolidated joint venture, TNHC-HW Cannery LLC ("Cannery"). In addition, at March 31, 2018 and December 31, 2017, $0.5 million and $0.5 million, respectively, of deferred gain from the Cannery lot sale transactions remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with the Cannery requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the three months ended March 31, 2017, the Company was refunded $0.2 million from the Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

profit participation. As of March 31, 2018 and December 31, 2017, no profit participation was due to the Cannery. Also per the purchase agreement, the Company was reimbursed $0.1 million in fee credits from the Cannery during the 2018 first quarter. As of March 31, 2018 and December 31, 2017, $0 and $0.1 million, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, he is compensated $5,000 per month. His current agreement terminates on June 26, 2018 with the option to extend the agreement one year, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. At March 31, 2018, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a fee building contract pursuant to which the Company acts in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs. During the 2018 first quarter, the Company earned $38,000 in contractor's fees which is included in fee building revenues in the accompanying condensed consolidated statements of operations and as of March 31, 2018 and December 31, 2017, the Company was due $31,000 and $0.5 million, respectively, from the Davis Family Trust for construction draws, which is included in due from affiliates in the accompanying consolidated balance sheets.

On February 17, 2017 (the "Transition Date"), the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar is compensated $6,000 per month. The current term is through August 17, 2019 and may be extended upon mutual consent of the parties. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 will continue to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At March 31, 2018, $6,000 in fees were due to Mr. Stelmar for his consulting services.

On June 29, 2015, the Company formed a new unconsolidated joint venture, TNHC Tidelands LLC ("Tidelands"), and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the three months ended March 31, 2017, $34,000 of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures. During the third quarter of 2017, the Company acquired the remaining outside equity interest of the Tidelands joint venture. As part of this transaction, the remaining deferred profit was written off, and at December 31, 2017, no deferred profit remained unrecognized or was included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
As of March 31, 2018 and December 31, 2017, the Company had advances outstanding of approximately $3.0 million and $3.8 million, respectively, to an unconsolidated joint venture, Encore McKinley. The note bears interest at 10% per annum and matures on October 31, 2018. For the three months ended March 31, 2018 and 2017, the Company earned $0.1 million and $0.1 million, respectively, in interest income on the unsecured promissory note which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, $1,000 and $34,000, respectively, of interest income was due to the Company and included in due from affiliates in the accompanying condensed consolidated balance sheets.
During 2017, the Company entered into two transactions to purchase land from affiliates of IHP Capital Partners VI, LLC, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The first agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a total purchase price of $16.1 million. As of March 31, 2018, the Company has taken down approximately one-third of the lots and has a $0.6 million nonrefundable deposit outstanding on the remaining lots. The second transaction allows the Company to purchase finished lots in Northern California which includes customary profit participation and is structured as a rolling option takedown. The total purchase price, including the cost for the finished lot development and the rolling option, is expected to be approximately $56.2 million, and depends on timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period. As of March 31, 2018, the Company has made a $0.3

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million refundable deposit, reimbursed the owner $0.1 million for fees and costs, paid $0.7 million in option payments, and had not taken down any lots.
In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one member of the Company's board of directors for the option to purchase lots in phased takedowns. As of March 31, 2018, The Company has made a $1.5 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation due to seller as outlined in the contract. The Company plans to takedown the first phase of lots in May 2018.

FMR LLC beneficially owns over 10% of the Company's common stock, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the three months ended March 31, 2018 and 2017, the Company paid approximately $4,000 and $3,000, respectively, for record keeping and investment management services to Fidelity for its 401(k) Plan. The participants in the Company's 401(k) Plan paid Fidelity approximately $2,000 and $1,000 for the three months ended March 31, 2018 and 2017, respectively, for record keeping and investment management services. The transactions with Fidelity were entered into on an arm’s-length basis.

13.    Stock-Based Compensation
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
The number of shares of our common stock authorized to be issued under the 2014 Incentive Plan is 1,644,875 shares. To the extent that shares of the Company's common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2014 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of common stock generally shall again be available under the 2014 Incentive Plan.
At our 2016 Annual Meeting of Shareholders on May 24, 2016, our shareholders approved the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards. Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2016 Incentive Plan. On April 4, 2018, our board of directors approved the amended and restated 2016 Incentive Plan which increased the number of shares authorized for issuance under the plan from 800,000 to 2,100,000 shares, subject to shareholder approval. The amended and restated 2016 Incentive Plan will expire on April 4, 2028.
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of March 31, 2018, 51,433 shares remain available for grant under the 2014 Incentive Plan and 213,690 shares remain available for grant under the 2016 Incentive Plan (not including the additional 1,300,000 added under the amended and restated 2016 Incentive Plan, subject to shareholder approval). The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s common stock option activity as of and for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	826,498	$11.00	835,786	$11.00
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(5,028)	$11.00	—	$—
Outstanding, end of period	821,470	$11.00	835,786	$11.00
Exercisable, end of period	821,470	$11.00	835,786	$11.00

A summary of the Company’s restricted stock unit activity as of and for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018		2017
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	562,082	$10.72	474,989	$10.66
Granted	131,412	$11.68	293,223	$10.67
Vested	(214,881)	$10.69	(204,846)	$10.60
Forfeited	—	$—	(3,102)	$11.11
Outstanding, end of period	478,613	$11.00	560,264	$10.68

A summary of the Company’s performance share unit activity as of and for the three months ended March 31, 2018 is presented below:

	Three Months Ended March 31,
	2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	—	$—
Granted (at target)	125,422	$11.68
Vested	—	$—
Forfeited	—	$—
Outstanding, end of period (at target)	125,422	$11.68

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Expense related to:
Stock options	$—	$11
Restricted stock units	764	600
Performance share units	78	—
	$842	$611

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that will vest ranges from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to minimum thresholds. We evaluate the probability of achieving the performance targets established under each of the performance share unit awards quarterly and estimate the number of underlying units that are probable of being issued. Compensation expense for these awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued.
At March 31, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through 2021 is $5.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14.     Income Taxes
For the three months ended March 31, 2018, the Company recorded a benefit for income taxes of $0.9 million, which included a $0.4 million benefit for discrete items, compared to a $0.5 million tax provision for the 2017 first quarter. The Company's effective tax rate for the 2018 first quarter was 56.9%, 29.4% before discrete items, as compared to 38.5%, 38.2% before discrete items, in the 2017 first quarter. Effective tax rate before discrete items is a non-GAAP measure, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision (Benefit) for Income Taxes" for a reconciliation to effective tax rate, the nearest GAAP equivalent. The effective tax rate for the three months ended March 31, 2018 differs from the federal statutory tax rate due to state income taxes, estimated deduction limitations for executive compensation, and discrete items primarily related to energy tax credits that were extended in February 2018 for 2017 closings. The effective tax rate for the three months ended March 31, 2017 differs from the federal statutory tax rate due to state income taxes, offset partially by the benefit from production activities.
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
With the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), the corporate federal income tax rate dropped from a maximum of 35% to a flat 21% rate effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act and provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its net deferred tax asset at December 31, 2017 and recorded a provisional adjustment to reduce its value by $3.2 million. The provisional amount recorded at December 31, 2017, is subject to revisions as we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, FASB, and other standard-setting and regulatory bodies. During the 2018 first quarter the Company recorded an immaterial adjustment to the provisional amount, and our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.

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

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Revenues:
Homebuilding	$79,437	$69,406
Fee building, including management fees	43,794	55,617
Total	$123,231	$125,023

Pretax income (loss):
Homebuilding	$(2,606)	$(331)
Fee building, including management fees	1,095	1,691
Total	$(1,511)	$1,360

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Homebuilding	$631,716	$631,087
Fee building	16,378	13,425
Total	$648,094	$644,512

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$8,100
Supplemental disclosures of non-cash transactions
Contribution of real estate to unconsolidated joint ventures	$—	$1,013

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$48,873	$42,006	$182	$—	$91,061
Restricted cash	—	561	—	—	561
Contracts and accounts receivable	10	19,036	—	(1,646)	17,400
Intercompany receivables	147,518	—	—	(147,518)	—
Due from affiliates	—	528	—	—	528
Real estate inventories	—	459,388	—	—	459,388
Investment in and advances to unconsolidated joint ventures	—	57,874	—	—	57,874
Investment in subsidiaries	387,970	—	—	(387,970)	—
Other assets	10,298	10,984			21,282
Total assets	$594,669	$590,377	$182	$(537,134)	$648,094

Liabilities and equity
Accounts payable	$55	$33,534	$—	$—	$33,589
Accrued expenses and other liabilities	15,712	21,345	103	(1,636)	35,524
Intercompany payables	—	147,518	—	(147,518)	—
Due to affiliates	—	10	—	(10)	—
Senior notes, net	319,029	—	—	—	319,029
Total liabilities	334,796	202,407	103	(149,164)	388,142
Stockholders' equity	259,873	387,970	—	(387,970)	259,873
Non-controlling interest in subsidiary	—	—	79	—	79
Total equity	259,873	387,970	79	(387,970)	259,952
Total liabilities and equity	$594,669	$590,377	$182	$(537,134)	$648,094

	December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$99,586	$23,772	$188	$—	$123,546
Restricted cash	—	424	—	—	424
Contracts and accounts receivable	10	24,238	—	(1,024)	23,224
Intercompany receivables	129,414	—	—	(129,414)	—
Due from affiliates	—	1,060	—	—	1,060
Real estate inventories	—	416,143	—	—	416,143
Investment in and advances to unconsolidated joint ventures	—	55,824	—	—	55,824
Investment in subsidiaries	356,443	—	—	(356,443)	—
Other assets	8,464	15,827	—	—	24,291
Total assets	$593,917	$537,288	$188	$(486,881)	$644,512

Liabilities and equity
Accounts payable	$237	$23,479	$6	$—	$23,722
Accrued expenses and other liabilities	11,034	27,954	80	(1,014)	38,054
Intercompany payables	—	129,414	—	(129,414)	—
Due to affiliates	—	10	—	(10)	—
Senior notes, net	318,656	—	—	—	318,656
Total liabilities	329,927	180,857	86	(130,438)	380,432
Stockholders' equity	263,990	356,431	12	(356,443)	263,990
Non-controlling interest in subsidiary	—	—	90	—	90
Total equity	263,990	356,431	$102	(356,443)	264,080
Total liabilities and equity	$593,917	$537,288	$188	$(486,881)	$644,512

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$79,437	$—	$—	$79,437
Fee building	—	43,794	—	—	43,794
	—	123,231	—	—	123,231
Cost of Sales:
Home sales	—	69,670	24	—	69,694
Fee building	—	42,699	—	—	42,699
	—	112,369	24	—	112,393

Gross Margin:
Home sales	—	9,767	(24)	—	9,743
Fee building	—	1,095	—	—	1,095
	—	10,862	(24)	—	10,838
Selling and marketing expenses	—	(6,639)	—	—	(6,639)
General and administrative expenses	(1,106)	(4,913)	—	—	(6,019)
Equity in net income of unconsolidated joint ventures	—	335	—	—	335
Equity in net loss of subsidiaries	(118)	—	—	118	—
Other income (expense), net	111	(137)	—	—	(26)
Pretax income (loss)	(1,113)	(492)	(24)	118	(1,511)
(Provision) benefit for income taxes	473	387	—	—	860
Net income (loss)	(640)	(105)	(24)	118	(651)
Net loss attributable to non-controlling interest in subsidiary	—	—	11	—	11
Net income (loss) attributable to The New Home Company Inc.	$(640)	$(105)	$(13)	$118	$(640)

	Three Months Ended March 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$69,406	$—	$—	$69,406
Fee building	—	55,617	—	—	55,617
	—	125,023	—	—	125,023
Cost of Sales:
Home sales	—	60,034	31	—	60,065
Fee building	490	53,436	—	—	53,926
	490	113,470	31	—	113,991

Gross Margin:
Home sales	—	9,372	(31)	—	9,341
Fee building	(490)	2,181	—	—	1,691
	(490)	11,553	(31)	—	11,032
Selling and marketing expenses	—	(5,001)	—	—	(5,001)
General and administrative expenses	(779)	(4,311)	—	—	(5,090)
Equity in net income of unconsolidated joint ventures	—	306	—	—	306
Equity in net income of subsidiaries	1,672	—	—	(1,672)	—
Other income (expense), net	18	95	—	—	113
Pretax income (loss)	421	2,642	(31)	(1,672)	1,360
(Provision) benefit for income taxes	425	(949)	—	—	(524)
Net income (loss)	846	1,693	(31)	(1,672)	836
Net loss attributable to non-controlling interest in subsidiary	—	—	10	—	10
Net income (loss) attributable to The New Home Company Inc.	$846	$1,693	$(21)	$(1,672)	$846

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(14,743)	$(14,693)	$(6)	$—	$(29,442)
Investing activities:
Purchases of property and equipment	(6)	(66)	—	—	(72)
Contributions and advances to unconsolidated joint ventures		(4,273)			(4,273)
Contributions to subsidiaries from corporate	(56,185)			56,185	—
Distributions of capital from subsidiaries	21,175			(21,175)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	2,264			2,264
Interest collected on advances to unconsolidated joint ventures		$129			$129
Net cash used in investing activities	$(35,016)	$(1,946)	$—	$35,010	$(1,952)
Financing activities:
Contributions to subsidiaries from corporate	—	56,185		(56,185)	—
Distributions to corporate from subsidiaries		(21,175)		21,175	—
Tax withholding paid on behalf of employees for stock awards	(954)				(954)
Net cash (used in) provided by financing activities	$(954)	$35,010	$—	$(35,010)	$(954)
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,713)	18,371	(6)	—	(32,348)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$48,873	$42,567	$182	$—	$91,622

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(16,972)	$(22,652)	$(35)	$(148)	$(39,807)
Investing activities:
Purchases of property and equipment	(24)	(26)	—	—	(50)
Contributions and advances to unconsolidated joint ventures	—	(3,796)	—	—	(3,796)
Contributions to subsidiaries from corporate	(57,100)	—	—	57,100	—
Distributions of capital from subsidiaries	3,152	—	—	(3,152)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	24	—	—	24
Net cash (used in) provided by investing activities	$(53,972)	$(3,798)	$—	$53,948	$(3,822)
Financing activities:
Borrowings from credit facility	72,000	—	—	—	72,000
Repayments of credit facility	(190,000)	—	—	—	(190,000)
Proceeds from senior notes	247,402	—	—	—	247,402
Payment of debt issuance costs	(5,967)	—	—	—	(5,967)
Contributions to subsidiaries from corporate	—	57,100	—	(57,100)	—
Distributions to corporate from subsidiaries	—	(3,300)	—	3,300	—
Tax withholding paid on behalf of employees for stock awards	(565)	—	—	—	(565)
Net cash provided by (used in) financing activities	$122,870	$53,800	$—	$(53,800)	$122,870
Net increase (decrease) in cash, cash equivalents and restricted cash	51,926	27,350	(35)	—	79,241
Cash, cash equivalents and restricted cash – beginning of period	16,385	14,427	269	—	31,081
Cash, cash equivalents and restricted cash – end of period	$68,311	$41,777	$234	$—	$110,322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "plan," "could," "can," "might," "should," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2017 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	Risks related to our business, including among other things:

◦	our geographic concentration primarily in California;

◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions;

◦	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

◦	shortages of or increased prices for labor, land or raw materials used in housing construction;

◦	availability and skill of subcontractors at reasonable rates;

◦	employment-related liabilities with respect to our contractors' employees;

◦	the illiquid nature of real estate investments;

◦	the degree and nature of our competition;

◦	delays in the development of communities;

◦	increases in our cancellation rate;

◦	a large proportion of our fee building revenue being dependent upon one customer;

◦	construction defect product liability and warranty claims, including the cost and availability of insurance;

◦	increased costs, delays in land development or home construction and reduced consumer demand resulting from adverse weather conditions or other events outside our control;

◦	increased cost and reduced consumer demand resulting from power, water and other natural resource shortages or price increases;

◦	because of the seasonal nature of our business, our quarterly operating results fluctuate;

◦	we may be unable to obtain suitable bonding for the development of our housing projects;

◦	inflation could adversely affect our business and financial results;

◦	a major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage;

◦	negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline;

◦	information systems interruption or breach in security;

◦	we may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions of businesses, and the anticipated benefits may never be realized;

◦	a reduction in our sales absorption levels may force us to incur and absorb additional community-level costs;

◦	future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations;

•	Risks related to laws and regulations, including among other things:

◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;

◦
changes in tax laws can increase the after tax cost of owning a home, and further tax law changes or government fees could adversely affect demand for the homes we build, increase our costs, or negatively affect our operating results;

◦
new and existing laws and regulations, including environmental laws and regulations, or other governmental actions may increase our expenses, limit the number of homes that we can build or delay the completion of our projects;

◦	legislation relating to energy and climate change could increase our costs to construct homes;

•	Risks related to financing and indebtedness, including among other things:

◦	difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects;

◦	our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future;

◦	the significant amount and illiquid nature of our joint venture partnerships, in which we have less than a controlling interest;

◦	a breach of the covenants under the Indenture or any of the other agreements governing our indebtedness could result in an event of default under the Indenture or other such agreements;

◦	potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us;

◦	interest expense on debt we incur may limit our cash available to fund our growth strategies;

◦	we may be unable to repurchase the Notes upon a change of control as required by the Indenture;

•	Risks related to our organization and structure, including among other things:

◦	our dependence on our key personnel;

◦	our charter and bylaws could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock;

◦	the obligations associated with being a public company require significant resources and management attention;

◦	our status as an emerging growth company with a limited operating history;

•	Risks related to ownership of our common stock, including among other things:

◦	the price of our common stock is subject to volatility and our trading volume is relatively low;

◦
if securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, our stock price and trading volume could decline;

◦	we do not intend to pay dividends on our common stock for the foreseeable future;

◦	certain stockholders have rights to cause our Company to undertake securities offerings;

◦	our senior notes rank senior to our common stock upon bankruptcy or liquidation;

◦	certain large stockholders own a significant percentage of our shares and exert significant influence over us.

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, net debt, the ratio of net debt-to-capital, adjusted homebuilding gross margin (or homebuilding gross margin excluding interest in cost of sales), adjusted homebuilding gross margin percentage and effective tax rate before discrete items.  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected

Financial Information." For a reconciliation of net debt and net debt-to-capital to the comparable GAAP measures, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios." For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin excluding interest in cost of sales) and adjusted homebuilding gross margin percentage to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of the effective tax rate before discrete items to the comparable GAAP measure please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision (Benefit) for Income Taxes."

Selected Financial Information

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Revenues:
Home sales	$79,437	$69,406
Fee building, including management fees from unconsolidated joint ventures of $980 and $1,214, respectively	43,794	55,617
	123,231	125,023
Cost of Sales:
Home sales	69,694	60,065
Fee building	42,699	53,926
	112,393	113,991
Gross Margin:
Home sales	9,743	9,341
Fee building	1,095	1,691
	10,838	11,032

Home sales gross margin	12.3%	13.5%
Fee building gross margin	2.5%	3.0%

Selling and marketing expenses	(6,639)	(5,001)
General and administrative expenses	(6,019)	(5,090)
Equity in net income of unconsolidated joint ventures	335	306
Other income (expense), net	(26)	113
Pretax income (loss)	(1,511)	1,360
(Provision) benefit for income taxes	860	(524)
Net income (loss)	(651)	836
Net loss attributable to non-controlling interest	11	10
Net income (loss) attributable to The New Home Company Inc.	$(640)	$846

Interest incurred	$6,716	$2,036
Adjusted EBITDA(1)	$3,563	$4,961
Adjusted EBITDA margin percentage(1)	2.9%	4.0%

	LTM(2) Ended March 31,
	2018	2017
Interest incurred	$26,658	$8,239
Adjusted EBITDA(1)	$48,747	$47,302
Adjusted EBITDA margin percentage (1)	6.5%	6.4%
Ratio of Adjusted EBITDA to total interest incurred (1)	1.8x	5.7x

(1)
Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position and inventory impairments. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income (loss), calculated and presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,		LTM(2) Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income (loss)	$(651)	$836	$15,654	$22,631
Add:
Interest amortized to cost of sales and equity in net income of unconsolidated joint ventures	2,795	1,551	12,301	6,234
Provision (benefit) for income taxes	(860)	524	14,006	13,790
Depreciation and amortization	1,022	123	1,348	509
Amortization of equity-based compensation	842	611	3,034	3,097
Cash distributions of income from unconsolidated joint ventures	715	1,588	715	5,330
Noncash impairments and abandonments	35	34	2,584	3,965
Less:
Gain from notes payable principal reduction	—	—	—	(250)
Equity in net income of unconsolidated joint ventures	(335)	(306)	(895)	(8,004)
Adjusted EBITDA	$3,563	$4,961	$48,747	$47,302
Total Revenue	$123,231	$125,023	$749,374	$734,239
Adjusted EBITDA margin percentage	2.9%	4.0%	6.5%	6.4%
Interest incurred	$6,716	$2,036	$26,658	$8,239
Ratio of Adjusted LTM(2) EBITDA to total interest incurred			1.8x	5.7x

(2)	"LTM" indicates amounts for the trailing 12 months.

Overview

The Company continued to make progress in laying the groundwork for its long-term growth during the 2018 first quarter. We opened four new communities, including our first wholly owned project in Arizona, contributing to the 29% year-over-year growth in community count. Lots owned and controlled by our wholly owned operations at the end of the 2018 first quarter were the highest in Company history and were up 75% over the prior year period. Net new home orders for the three months ended March 31, 2018 improved 12% over the same period in 2017 contributing to a 39% increase in ending backlog units at March 31, 2018 as compared to March 31, 2017.

During the 2018 first quarter, the Company also continued to see the impact of the product mix shift resulting from the Company's strategic broadening of its portfolio to include more affordably-priced product. As anticipated with this change, the average selling price of homes delivered and of homes in backlog for the period declined 26% and 48%, respectively, from the 2017 first quarter. The reduction in the average selling price of homes delivered was more than offset by a 56% increase in homes delivered, resulting in a 14% increase in home sales revenues during the 2018 first quarter. The decline in average selling price of homes in backlog at March 31, 2018 from the product mix shift drove a 27% decrease in backlog dollar value.

As a result of these activities, the Company generated a net loss of $0.6 million, or $(0.03) per diluted share, compared to net income of $0.8 million, or $0.04 per diluted share, in the prior year period. The year-over-year decrease in net income was largely due to a 120 basis point decline in home sales gross margin, a 120 basis point increase in selling and marketing expenses as a percentage of home sales revenues, and a decrease in fee building revenues and margin. These items were partially offset by the 14% decrease in home sales revenue and income tax benefits related to the 2018 first quarter pretax loss and discrete tax items.

The Company ended the quarter with $91 million in cash and cash equivalents, no debt outstanding under its $200 million unsecured revolving credit facility, a debt-to-capital ratio of 55.1%, and a net debt-to-capital ratio of 46.7%*.

*Net debt-to-capital ratio is a non-GAAP measure. For a reconciliation to the appropriate GAAP measure, please see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Results of Operations
Net New Home Orders

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	Amount	%

Net new home orders:
Southern California	69	56	13	23%
Northern California	70	70	—	—%
Arizona	2	—	2	NA
Total net new home orders	141	126	15	12%

Selling communities at end of period:
Southern California	10	7	3	43%
Northern California	7	7	—	—%
Arizona	1	—	1	NA
Total selling communities	18	14	4	29%

Average selling communities	17	15	2	13%
Monthly sales absorption rate per community (1)	2.8	2.8	—	—%
Cancellation rate	6%	7%	(1)%	NA

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2018 first quarter increased 12% as compared to the same period in 2017 primarily due to a 13% increase in average selling communities. Buyer demand was solid in both Southern and Northern California, with Northern California being the stronger of the two regions during the 2018 first quarter. The 2018 monthly absorption rate for

Southern California was flat with the prior year period at 2.3 sales per community, while the Northern California monthly sales absorption rate was up slightly to 3.5 sales per month in the 2018 first quarter as compared to 3.3 sales per month in the 2017 first quarter largely attributable to strong order activity in two Bay Area communities. The Company continued to experience modest cancellation activity with a cancellation rate of 6% for the three months ended March 31, 2018 as compared to 7% in the prior year period. We believe our cancellation rate is one of the lowest in the industry due to many factors, including loan prequalifying buyers before ratifying sales contracts, the high level of personalized options that our homebuyers select, which creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles.

Backlog

	As of March 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	96	$125,747	$1,310	82	$267,141	$3,258	17%	(53)%	(60)%
Northern California	112	98,124	876	69	46,792	678	62%	110%	29%
Arizona	2	4,248	2,124	—	—	—	NA	NA	NA
Total	210	$228,119	$1,086	151	$313,933	$2,079	39%	(27)%	(48)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of March 31, 2018 was up 39% as compared to the prior year period primarily due to a higher beginning unit backlog at December 31, 2017 coupled with a 12% increase in net orders resulting from a higher average community count. Conversely, the dollar value of backlog was down 27% year-over-year to $228.1 million primarily due to a 48% decrease in average selling price, as a result of increased order activity from new communities with more affordable product. The year-over-year product mix shift of homes in backlog was more significant in Southern California where nearly 60% of the homes in the March 31, 2018 backlog were from communities with an average selling price under $1 million compared to only about 4% at March 31, 2017. The 2017 first quarter Southern California backlog also included significant orders from two higher-priced luxury communities located in Newport Coast, CA, that closed out in the 2017 fourth quarter. Partially offsetting these factors were improvements in our Northern California backlog dollar value and average selling price at March 31, 2018 largely attributable to a high concentration of homes in backlog from a popular townhome community that opened in the 2017 third quarter located in the Bay Area with average selling prices above $1 million.

Lots Owned and Controlled

	March 31,		Increase/(Decrease)
	2018	2017	Amount	%
Lots Owned:
Southern California	540	354	186	53%
Northern California	317	280	37	13%
Arizona	299	—	299	NA
Total	1,156	634	522	82%
Lots Controlled: (1)
Southern California	433	635	(202)	(32)%
Northern California	992	253	739	292%
Arizona	343	148	195	132%
Total	1,768	1,036	732	71%
Total Lots Owned and Controlled - Wholly Owned	2,924	1,670	1,254	75%
Fee Building (2)	963	817	146	18%
Total Lots Owned and Controlled	3,887	2,487	1,400	56%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting services.

Consistent with our focus on growing our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 75% year-over-year to 2,924 lots, 60% of which were controlled through option contracts. The increase in wholly owned lots owned and controlled was primarily due to our planned expansion in Arizona where we entered into contracts on four land parcels totaling 420 aggregate lots, and an increase in lots controlled in Northern California primarily due to two new developments with multiple planning areas, one for 418 lots in Vacaville, CA and a second for 394 lots in a masterplan development in Folsom, CA.

The decrease in fee building lots at March 31, 2018 as compared to the prior year period was attributable to the Company delivering a 828 homes in the last twelve months ended March 31, 2018, which was nearly offset by new fee building contracts awarded from the Company's largest customer totaling 973 lots during the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended March 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	44	$44,580	$1,013	22	$43,923	$1,997	100%	1%	(49)%
Northern California	40	34,857	871	32	25,483	796	25%	37%	9%
Total	84	$79,437	$946	54	$69,406	$1,285	56%	14%	(26)%
New home deliveries increased 56% for the 2018 first quarter compared to the prior year period. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2017 and an increase in net new home orders during the 2018 first quarter. Home sales revenue for the three months ended March 31, 2018 increased 14% compared to the same period in 2017 primarily due to a 56% increase in new home deliveries, which was partially offset by a 26% lower average sales price per delivery for the period. The year-over-year decrease in average sales price related to the strategic broadening of the Company's portfolio, particularly in Southern California, to include more affordably-priced product as well as the overall growth in community count. Additionally, the average selling price for Southern California during the 2017 first quarter was influenced by deliveries from our higher-priced luxury product in Newport Coast, CA.
Homebuilding Gross Margin
Homebuilding gross margin for the 2018 first quarter was 12.3% versus 13.5% in the prior period. The 120 basis point decline in homebuilding gross margin was primarily due to a change in product mix and higher interest costs. The mix shift was impacted by 2017 first quarter deliveries from higher-margin communities located in Santa Clara in the Bay Area and Crystal Cove in Newport Coast, CA that closed out during 2017. Excluding interest in cost of home sales, the adjusted homebuilding gross margin percentage for the 2018 first quarter was flat with the prior year period at 15.7%. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended March 31,
	2018	%	2017	%
	(Dollars in thousands)
Home sales revenue	$79,437	100.0%	$69,406	100.0%
Cost of home sales	69,694	87.7%	60,065	86.5%
Homebuilding gross margin	9,743	12.3%	9,341	13.5%
Add: Interest in cost of home sales	2,764	3.4%	1,551	2.2%
Adjusted homebuilding gross margin(1)	$12,507	15.7%	$10,892	15.7%

(1)
Adjusted homebuilding gross margin (or homebuilding gross margin excluding interest in cost of sales) is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Fee Building

	Three Months Ended March 31,
	2018	%	2017	%
	(Dollars in thousands)
Fee building revenues	$43,794	100.0%	$55,617	100.0%
Cost of fee building	42,699	97.5%	53,926	97.0%
Fee building gross margin	$1,095	2.5%	$1,691	3.0%
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
For the three months ended March 31, 2018, fee building revenues decreased 21% from the prior year period primarily due to a decrease in costs incurred from fee building activity resulting from a lower number of homes under construction during the period. Included in fee building revenues for the three months ended March 31, 2018 and 2017 were (i) $42.8 million and $54.4 million of billings to land owners, respectively, and (ii) $1.0 million and $1.2 million of management fees from our unconsolidated joint ventures, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2018 and 2017, one customer comprised 98% of fee building revenue.
For the three months ended March 31, 2018, cost of fee building decreased due to the decrease in fee building activity, compared to the same period during 2017. The amount of G&A expenses included in the cost of fee building was $1.6 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. Fee building gross margin percentage decreased to 2.5% for the three months ended March 31, 2018 from 3.0% in the prior year period due lower fee revenue and a change in the fee building business arrangements.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue

	2018	2017	2018	2017
	(Dollars in thousands)
Selling and marketing expenses	$6,639	$5,001	8.4%	7.2%
General and administrative expenses ("G&A")	6,019	5,090	7.5%	7.3%
Total selling, marketing and G&A ("SG&A")	$12,658	$10,091	15.9%	14.5%
During the 2018 first quarter, our SG&A rate as a percentage of home sales revenue increased 140 basis points to 15.9%, from 14.5% for the same period in 2017. The increase was primarily due to higher selling and marketing costs resulting from the ramp up of new communities, higher co-broker commissions, and a lower amount of G&A costs allocated to fee building cost of sales due to lower fee revenues.
Equity in Net Income of Unconsolidated Joint Ventures
As of March 31, 2018 and 2017, we had ownership interests in 10 unconsolidated joint ventures. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company’s share of joint venture income was $0.3 million for the 2018 first quarter, up slightly from the prior year period, and was driven primarily by deliveries from our Mountain Shadows community in Paradise Valley, AZ.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended March 31,
			Increase/(Decrease)
	2018	2017	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Homebuilding
Operational Data
Net new home orders	36	39	(3)	(8)%
New homes delivered	32	32	—	—%
Average sales price of homes delivered	$976	$786	$190	24%

Home sales revenue	$31,240	$25,146	$6,094	24%
Land sales revenue	773	1,474	(701)	(48)%
Total revenue	$32,013	$26,620	$5,393	20%
Net income (loss)	$804	$(864)	$1,668	NA

Selling communities at end of period	7	9	(2)	(22)%
Backlog (dollar value)	$67,244	$63,982	$3,262	5%
Backlog (homes)	84	69	15	22%
Average sales price of backlog	$801	$927	$(126)	(14)%

Homebuilding lots owned and controlled	309	553	(244)	(44)%
Land development lots owned and controlled	2,321	2,415	(94)	(4)%
Total lots owned and controlled	2,630	2,968	(338)	(11)%

Provision (Benefit) for Income Taxes

For the three months ended March 31, 2018, the Company recorded a benefit for income taxes of $0.9 million, which included a $0.4 million benefit for discrete items, compared to a $0.5 million tax provision for the 2017 first quarter. The Company's effective tax rate was 56.9%, 29.4% before discrete items, as compared to 38.5%, 38.2% before discrete items, in the 2017 first quarter. Effective tax rate before discrete items is a non-GAAP measure, please see the table below for a reconciliation to effective tax rate, the nearest GAAP equivalent. The year-over-year decrease before discrete items was the result of the Tax Cuts and Jobs Act ("Tax Act") that was enacted in December 2017 that reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective for 2018. The first quarter 2018 discrete items primarily consist of benefits from energy tax credits that were extended in February 2018 for 2017 closings and, to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut. The effective tax rate for the three months ended March 31, 2018 differs from the federal statutory tax rate due to state income taxes, estimated deduction limitations for executive compensation, and discrete items. The effective tax rate for the three months ended March 31, 2017 differs from the federal statutory tax rate due to state income taxes, offset partially by the benefit from production activities.
The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. In accordance with ASC 740, Income Taxes ("ASC 740"), the consolidated provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its net deferred tax asset at December 31, 2017 and recorded a noncash, provisional charge of $3.2 million, which was included in the tax provision for 2017. The Company is currently analyzing the effects of the Tax Act and will update this provisional rate as it completes its analysis. During the 2018 first quarter, the Company recorded an immaterial adjustment to the provisional amount. Our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period from the date of the Tax Act enactment, as allowed by the SEC.

    As part of the Tax Act, the Company will no longer be able to take certain tax deductions for production activities that reduced our effective tax rate in prior years. Additionally, the Company will be subject to increased deduction limitations on certain executive compensation.

	Three Months Ended March 31,
	2018	2017
Effective tax rate for The New Home Company Inc.:
Pretax income (loss)	$(1,511)	$1,360
(Provision) benefit for income taxes	$860	$(524)
Effective tax rate (1)	56.9%	38.5%

Effective tax rate for The New Home Company Inc. before discrete items:
(Provision) benefit for income taxes	$860	$(524)
Adjustment for discrete items	(416)	5
(Provision) benefit for income taxes before discrete items	$444	$(519)
Effective tax rate for The New Home Company Inc. before discrete items (1)	29.4%	38.2%
(1) Effective tax rate is computed by dividing the benefit (provision) for income taxes by pretax income (loss)

Liquidity and Capital Resources
Overview
Our principal sources of capital for the three months ended March 31, 2018 were cash generated from home sales activities, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the three months ended March 31, 2018 were land purchases, land development, home construction, contributions and advances to our unconsolidated joint ventures, and payment of operating expenses and routine liabilities.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots to increase our lot supply and community count. As we continue to expand our business, we expect cash outlays for land purchases, land development and home construction to exceed our cash generated by operations.
We ended the first quarter of 2018 with $91.1 million of cash and cash equivalents, a $32.5 million decrease from December 31, 2017, primarily due to land acquisition and development and home construction costs in excess of proceeds from home sales during the 2018 first quarter. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of March 31, 2018 and December 31, 2017, we had $13.2 million and $11.3 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $14.8 million and $11.6 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of March 31, 2018, we had outstanding borrowings of $325 million in aggregate principal related to our senior notes. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limits the amount of leverage we can maintain.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, or common and preferred equity.

Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes was used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The Notes will mature on April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933, as amended and are freely tradeable in accordance with applicable law.

The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the indenture for the Notes. Exceptions to the additional indebtedness limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed by all of the Company's 100% owned subsidiaries, for more information about these guarantees, please see Note 17 of the notes to our condensed consolidated financial statements.

	March 31, 2018
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred or;	1.8	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.23	< 2.25 : 1.0
As of March 31, 2018, we were able to satisfy the leverage condition. The foregoing conditions are further defined and described in the indenture for the Notes.

Senior Unsecured Revolving Credit Facility
The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million, subject to certain conditions, including the availability of bank commitments.
As of March 31, 2018, there was no outstanding balance on the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2018, the interest rate under the Credit Facility was 4.88%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	March 31, 2018
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$91,061	$10,000	(1)
EBITDA to Interest Incurred(2)	1.83	> 1.75 : 1.0
Tangible Net Worth	$259,873	$187,395
Leverage Ratio	48%	< 65%
Adjusted Leverage Ratio (3)	NA	NA

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

(2)	If the test is not met, it will not be considered an event of default so long as the Company maintains cash equal to not less than the trailing 12 month consolidated interest incurred.

(3)
Adjusted Leverage Ratio is computed as total joint venture debt divided by total joint venture equity. The Adjusted Leverage Ratio requirement ceases to apply as of and after the fiscal quarter in which consolidated tangible net worth is at least $250 million. During any period when the Adjusted Leverage Ratio ceases to apply, consolidated tangible net worth shall be reduced by an adjustment equal to the aggregate amount of investments in and advance to unconsolidated joint ventures that exceed 35% of consolidated tangible net worth as calculated without giving effect to this adjustment (the "Adjustment Amount"). As of September 30, 2017, the Company's consolidated tangible net worth exceeded $250 million and therefore the Adjusted Leverage Ratio ceased to apply. In addition, the Adjustment Amount was considered in the calculation of consolidated tangible net worth.

As of March 31, 2018, we were in compliance with all financial covenants under our Credit Facility.
Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Total debt, net	$319,029	$318,656
Equity, exclusive of non-controlling interest	259,873	263,990
Total capital	$578,902	$582,646
Ratio of debt-to-capital (1)	55.1%	54.7%

Total debt, net	$319,029	$318,656
Less: cash, cash equivalents and restricted cash	91,622	123,970
Net debt	227,407	194,686
Equity, exclusive of non-controlling interest	259,873	263,990
Total capital	$487,280	$458,676
Ratio of net debt-to-capital (2)	46.7%	42.4%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by total capital (the sum of total debt, net plus equity), exclusive of non-controlling interest.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is total debt, net less cash, cash equivalents and restricted cash to the extent necessary to reduce the debt balance to zero) by total capital, exclusive of non-controlling interest. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $29.4 million for the three months ended March 31, 2018 versus $39.8 million for the three months ended March 31, 2017. The year-over-year change was primarily a result of a net increase in cash inflows due to increased accounts receivable collections and the timing of trade payables and prepaid expenses in the 2018 first quarter.

•
Net cash used in investing activities was $2.0 million for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017. The decrease is due to a reduction of net contributions and advances to unconsolidated joint ventures. Net contributions and advances were $2.0 million in the 2018 first quarter compared to $3.8 million during the three months ended March 31, 2017. Net contributions were down for the three months ended March 31, 2018 compared to the same period in 2017 due to the partial repayment of an advance from an unconsolidated joint venture and increased distributions.

•
Net cash used in financing activities was $1.0 million for the three months ended March 31, 2018 versus net cash provided by financing activities of $122.9 million for the three months ended March 31, 2017. The change was primarily due to net proceeds from the issuance of $250 million of our Senior Notes due 2022 in the 2017 first quarter.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of March 31, 2018, we had $32.9 million of nonrefundable and $1.0 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $317.1 million, net of deposits ("Aggregate Remaining Purchase Price"). These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets. In addition, the Company has agreed to liquidated damages of $9.1 million should the Company not fulfill its obligations under a contract to control $53.1 million of land under an option contract, which is included in the Aggregate Remaining Purchase Price noted above.

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

The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2018 and December 31, 2017, $30.6 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $4.9 million and $6.7 million, respectively, as of March 31, 2018 and December 31, 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.

For more information about our off-balance sheet arrangements, please see Note 11 to our condensed consolidated financial statements.

As of March 31, 2018, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of March 31, 2018. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of March 31, 2018:

			March 31, 2018
	Year Formed	Location		Total Joint Venture			NWHM Equity (2)	Debt-to-Total Capital-ization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(3)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	2,581	—	556	167	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(4)	2012	Santa Clarita, CA	10%	1,324	—	754	188	—%	N/A	—	—
TNHC Newport LLC (Meridian)(4)	2013	Newport Beach, CA	12%	2,603	—	1,696	313	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	85,994	22,784	56,494	5,653	29%	Yes	—	230
TNHC Russell Ranch LLC (Russell Ranch)(4)(5)	2013	Folsom, CA	35%	96,170	23,411	64,202	24,256	27%	No	14,023	870
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	1,854	—	1,006	468	—%	N/A	—	—
Calabasas Village LP (Avanti)(4)	2013	Calabasas, CA	10%	45,126	10,871	32,495	3,249	25%	No	—	26
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	10,399	—	7,049	2,467	—%	N/A	—	16
Arantine Hills Holdings LP (Bedford)(4)(5)	2014	Corona, CA	5%	161,857	—	151,143	7,556	—%	N/A	1,495	1,435
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	60,000	23,781	32,507	8,629	42%	Yes	—	53
Total Unconsolidated Joint Ventures				$467,908	$80,847	$347,902	$52,946	19%		$15,518	2,630

(1)
The carrying value of the debt is presented net of $0.4 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of March 31, 2018 are as follows: $39.7 matures in 2018 and $41.5 million matures in 2019. Projects at McKinley Village and Mountain Shadows have multiple debt instruments, some of which do not have LTV maintenance agreements.

(2)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $3.0 million in advances to unconsolidated joint ventures and $2.0 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(3)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of March 31, 2018. Actual contributions may differ materially.

(4)	Certain members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the condensed consolidated financial statements.

(5)	Land development joint venture.
As of March 31, 2018, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three months ended March 31, 2018.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of our critical accounting policies for "Home Sales Revenue and Cost of Home Sales" and "Fee Building" which were updated upon the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018. Please see below for the updated policies.

Homes Sales Revenue and Cost of Homes Sales

In accordance with ASC 606, homebuilding revenue is recognized when our performance obligations within the underlying sales contracts are fulfilled. We consider our obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenues when the respective home is closed. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs requires a substantial degree of judgment by management.

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

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges third-party property owners for all direct and indirect costs plus a fee. The fee is typically a per-unit fixed fee or based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the third-party property owner. For these types of contracts, the Company recognizes revenue based on the actual total costs it has incurred plus the applicable fee. In accordance with ASC 606, we apply the percentage-of-completion method, using the cost-to-cost approach, as it most accurately measures the progress of our efforts in satisfying our obligations within the fee building agreements. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. In the course of providing fee building services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenue and cost of sales.

The Company also provides construction management and coordination services and sales and marketing services as part of agreements with third parties and its unconsolidated joint ventures. Within these agreements, the Company does not bear any financial risks. In certain contracts, the Company also provides project management and administrative services. For most services provided, the Company fulfills its related obligations as time-based measures, according to the input method guidance described in ASC 606. Accordingly, revenue is recognized on a straight-line basis as the Company's efforts are expended evenly throughout the performance period. The Company may also have an obligation to manage the home or lot sales process as part of providing sales and marketing services. This obligation is considered fulfilled when related homes or lots close escrow, as these events represent milestones reached according to the output method guidance described in ASC 606. Accordingly, revenue is recognized in the period that the corresponding lots or homes close escrow. Costs associated with these services are recognized as incurred.
Recently Issued Accounting Standards
The portion of Note 1 to the accompanying notes to unaudited condensed consolidated financial statements under the heading "Recently Issued Accounting Standards" included in this quarterly report on Form 10-Q is incorporated herein by reference.

JOBS Act
We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding shareholder advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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
Item 1A. Risk Factors

The following Risk Factor under the heading "Risks Related to Ownership of Our Common Stock" is added to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Related to Ownership of Our Common Stock
Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.

We believe that we are a “United States real property holding corporation,” or USRPHC, for United States federal income tax purposes. If we are a USRPHC, Non-U.S. Holders (as defined below) may be subject to United States federal income tax (including withholding tax) upon a sale or disposition of our common stock, if (i) our common stock is not regularly traded on an established securities market, or (ii) our common stock is regularly traded on an established securities market, and the Non-U.S. Holder owned, actually or constructively, common stock with a fair market value of more than 5% of the total fair market value of such common stock throughout the shorter of the five-year period ending on the date of the sale or other disposition or the Non-U.S. Holder’s holding period for such common stock.

For purposes of this discussion, a “Non-U.S. Holder” is any beneficial owner of our common stock that is neither a “U.S. person” nor an entity treated as a partnership for U.S. federal income tax purposes. A U.S. person is any person that, for U.S. federal income tax purposes, is or is treated as any of the following:

•	an individual who is a citizen or resident of the United States;

•	a corporation created or organized under the laws of the United States, any state thereof, or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income tax regardless of its source; or

•
a trust that (1) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code), or (2) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended March 31, 2018.

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

4.3*	Fifth Supplemental Indenture dated as of March 5, 2018, among TNHC Holdings LLC, TNHC Holdings 1 LLC and U.S. Bank National Association

10.1*†	First Amendment to The New Home Company Inc. 2014 Long-Term Incentive Plan dated February 12, 2018

10.2*†	Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and H. Lawrence Webb

10.3*†	Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and John M. Stephens

10.4*†	Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and Leonard Miller

10.5*†	Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and Thomas Redwitz

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: May 3, 2018