Form 10-Q
period 2018-06-30
New Home Co Inc.
filed 2018-08-03
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of August 1, 2018: 20,855,778

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and cash equivalents	$90,758	$123,546
Restricted cash	567	424
Contracts and accounts receivable	20,370	23,224
Due from affiliates	212	1,060
Real estate inventories	469,738	416,143
Investment in and advances to unconsolidated joint ventures	58,501	55,824
Other assets	25,864	24,291
Total assets	$666,010	$644,512

Liabilities and equity
Accounts payable	$28,978	$23,722
Accrued expenses and other liabilities	23,796	38,054
Unsecured revolving credit facility	35,000	—
Senior notes, net	319,402	318,656
Total liabilities	407,176	380,432
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,855,778 and 20,876,837, shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	209	209
Additional paid-in capital	198,234	199,474
Retained earnings	60,312	64,307
Total stockholders' equity	258,755	263,990
Non-controlling interest in subsidiary	79	90
Total equity	258,834	264,080
Total liabilities and equity	$666,010	$644,512
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Home sales	$117,460	$96,929	$196,897	$166,335
Fee building, including management fees from unconsolidated joint ventures of $672, $1,217, $1,652 and $2,431, respectively	38,095	47,181	81,889	102,798
	155,555	144,110	278,786	269,133
Cost of Sales:
Home sales	102,678	82,488	172,372	142,553
Home sales impairments	—	1,300	—	1,300
Fee building	37,038	45,899	79,737	99,825
	139,716	129,687	252,109	243,678

Gross Margin:
Home sales	14,782	13,141	24,525	22,482
Fee building	1,057	1,282	2,152	2,973
	15,839	14,423	26,677	25,455

Selling and marketing expenses	(9,466)	(6,376)	(16,105)	(11,377)
General and administrative expenses	(5,979)	(5,595)	(11,998)	(10,685)
Equity in net income (loss) of unconsolidated joint ventures	(120)	201	215	507
Other income (expense), net	(92)	(148)	(118)	(35)
Pretax income (loss)	182	2,505	(1,329)	3,865
(Provision) benefit for income taxes	(67)	(988)	793	(1,512)
Net income (loss)	115	1,517	(536)	2,353
Net loss attributable to non-controlling interest	—	—	11	10
Net income (loss) attributable to The New Home Company Inc.	$115	$1,517	$(525)	$2,363

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$0.01	$0.07	$(0.03)	$0.11
Diluted	$0.01	$0.07	$(0.03)	$0.11
Weighted average shares outstanding:
Basic	20,958,991	20,869,429	20,942,601	20,819,288
Diluted	21,024,769	20,956,723	20,942,601	20,921,150
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Stockholders’ Equity					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$101	$244,624
Net income (loss)	—	—	—	2,363	2,363	(10)	2,353
Stock-based compensation expense	—	—	1,306	—	1,306	—	1,306
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(55,407)	—	(584)	—	(584)	—	(584)
Shares issued through stock plans	218,907	2	100	—	102	—	102
Balance at June 30, 2017	20,875,666	$209	$197,983	$49,518	$247,710	$91	$247,801

Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606 and ASU 2018-07 (see Note 1)	—	—	(18)	(3,347)	(3,365)	—	(3,365)
Net income (loss)	—	—		(525)	(525)	(11)	(536)
Stock-based compensation expense	—	—	1,704	—	1,704	—	1,704
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(86,182)	—	(977)	—	(977)	—	(977)
Repurchase of common stock	(205,240)	(2)	(1,947)	(123)	(2,072)	—	(2,072)
Shares issued through stock plans	270,363	2	(2)	-	—	—	—
Balance at June 30, 2018	20,855,778	$209	$198,234	$60,312	$258,755	$79	$258,834

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$(536)	$2,353
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(1,481)	(54)
Amortization of equity based compensation	1,704	1,306
Distributions of earnings from unconsolidated joint ventures	715	1,588
Inventory impairments	—	1,300
Abandoned project costs	43	206
Equity in net income of unconsolidated joint ventures	(215)	(507)
Deferred profit from unconsolidated joint ventures	136	497
Depreciation and amortization	2,646	236
Net changes in operating assets and liabilities:
Contracts and accounts receivable	2,854	9,573
Due from affiliates	788	(671)
Real estate inventories	(53,108)	(74,407)
Other assets	(6,095)	(2,900)
Accounts payable	5,256	1,160
Accrued expenses and other liabilities	(14,217)	(11,588)
Net cash used in operating activities	(61,510)	(71,908)
Investing activities:
Purchases of property and equipment	(184)	(95)
Cash assumed from joint venture at consolidation	—	995
Contributions and advances to unconsolidated joint ventures	(8,954)	(8,517)
Distributions of capital and repayment of advances from unconsolidated joint ventures	5,874	2,948
Interest collected on advances to unconsolidated joint ventures	178	—
Net cash used in investing activities	(3,086)	(4,669)
Financing activities:
Borrowings from credit facility	35,000	72,000
Repayments of credit facility	—	(190,000)
Proceeds from senior notes	—	324,465
Payment of debt issuance costs	—	(6,440)
Repurchases of common stock	(2,072)	—
Tax withholding paid on behalf of employees for stock awards	(977)	(584)
Proceeds from exercise of stock options	—	102
Net cash provided by financing activities	31,951	199,543
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,645)	122,966
Cash, cash equivalents and restricted cash – beginning of period	123,970	31,081
Cash, cash equivalents and restricted cash – end of period	$91,325	$154,047
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

Reclassification

Certain items in the prior year unaudited condensed consolidated statements of cash flows have been reclassified to conform with current year presentation. These reclassifications have not changed the results of operations of prior periods. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") under the full retrospective method. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. For additional detail on restricted cash, please see Note 1 - Restricted Cash.

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

Restricted Cash

Restricted cash of $0.6 million and $0.4 million as of June 30, 2018 and December 31, 2017, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$90,758	$153,959
Restricted cash	567	88
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$91,325	$154,047

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and change over time.

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three and six months ended June 30, 2017, we recorded an impairment charge of $1.3 million relating to one community in Southern California. For additional detail regarding the impairment charge, please see Note 4.

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest ("ASC 835"). Interest capitalized as a cost component of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. In instances where the Company purchases land from an unconsolidated joint venture, the pro rata share of interest capitalized to investment in unconsolidated joint ventures is added to the basis of the land acquired and recognized as a cost of sale upon the delivery of the related land to a third-party buyer. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

Revenue Recognition

Effective January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") under the modified retrospective method. For additional detail on the new standard and the impact to our condensed consolidated financial statements, refer to "Recently Issued Accounting Standards" below. Under ASC 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To do this, the Company performs the following five steps as outlined in ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
Home Sales and Profit Recognition

In accordance with ASC 606, home sales revenue is recognized when our performance obligations within the underlying sales contracts are fulfilled. We consider our obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenues when the respective home is closed. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." When it is determined that the earnings process is not complete, the related revenue and profit are deferred for recognition in future periods.

For periods prior to January 1, 2018, the company recognized home sales and other real estate sales revenue in accordance with ASC 360. Under ASC 360, revenue from home sales and other real estate sales was recorded and a profit was recognized when the sales process was complete under the full accrual method. The sales process was considered complete for home sales and other real estate sales when all conditions of escrow were met, including delivery of the home or other real estate asset, title passes, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured.

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges third-party property owners for all direct and indirect costs plus a fee. The fee is typically a per-unit fixed fee or based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the third-party property owner. For these types of contracts, the Company recognizes revenue based on the actual total costs it has incurred plus the applicable fee. In accordance with ASC 606

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for periods after January 1, 2018 and ASC 605, Revenue Recognition ("ASC 605") for prior periods, we apply the percentage-of-completion method, using the cost-to-cost approach, as it most accurately measures the progress of our efforts in satisfying our obligations within the fee building agreements. Under this approach, revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred. In the course of providing fee building services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenue and cost of sales.

The Company also provides construction management and coordination services and sales and marketing services as part of agreements with third parties and its unconsolidated joint ventures. Within these agreements, the Company does not bear any financial risks. In certain contracts, the Company also provides project management and administrative services. For most services provided, the Company fulfills its related obligations as time-based measures, according to the input method guidance described in ASC 606. Accordingly, revenue is recognized on a straight-line basis as the Company's efforts are expended evenly throughout the performance period. The Company may also have an obligation to manage the home or lot sales process as part of providing sales and marketing services. This obligation is considered fulfilled when related homes or lots close escrow, as these events represent milestones reached according to the output method guidance described in ASC 606. Accordingly, revenue is recognized in the period that the corresponding lots or homes close escrow. Costs associated with these services are recognized as incurred. Prior to the adoption of ASC 606, the Company recognized revenues from these services in accordance with ASC 605 under a proportional performance method or completed performance method. Under ASC 605, revenue was earned as services were provided in proportion to total services expected to be provided to the customer or on a straight line basis if the pattern of performance could not be determined.

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and six months ended June 30, 2018 and 2017, one customer comprised 95%, 96%, 97%, and 98%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of June 30, 2018 and December 31, 2017, one customer comprised 61% and 49% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

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

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders' interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships and limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the non-controlling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•Participating rights - provide the non-controlling equity holders the ability to direct significant financial and operational decision made in the ordinary course of business that most significantly influence the entity's economic performance.

•Kick-out rights - allow the non-controlling equity holders to remove the general partner or managing member without cause.

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

As of June 30, 2018 and December 31, 2017, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we reassess on an ongoing basis whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of June 30, 2018 and December 31, 2017, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of June 30, 2018, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company with an exception for the requirements of ASC 606 which our joint ventures had not adopted at June 30, 2018.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and six months ended June 30, 2018 and 2017, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Selling and Marketing Expense

Effective January 1, 2018, costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model landscaping and furnishings are capitalized to other assets in the accompanying condensed consolidated balance sheets under ASC 340, Other Assets and Deferred Costs ("ASC 340"). These costs are depreciated to selling and marketing expenses generally over the shorter of 24 months or the actual estimated life of the selling community. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred. Prior to January 1, 2018, the Company followed the guidance under ASC 970-340, Real Estate - Other Assets and Deferred Costs ("ASC 970"), and capitalized certain selling and marketing costs to other assets in the consolidated balance sheet if the costs were reasonably expected to be recovered from the sale of the project or from incidental operations, and were incurred for tangible assets that were used directly through the selling period to aid in the sale of the project or services that had been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs included, but were not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. These costs were amortized to selling and marketing expense as the underlying homes were delivered.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, no allowance was recorded related to contracts and accounts receivable.

Property, Equipment and Capitalized Selling and Marketing Costs

Property, equipment and capitalized selling and marketing costs are recorded at cost and included in other assets in the accompanying condensed consolidated balance sheets. Property and equipment are depreciated to general and administrative expenses using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized to general and administrative expenses using the straight-line method generally over the shorter of either their estimated useful lives or the term of the lease. Capitalized selling and marketing costs are depreciated using the straight-line method to selling and marketing expenses over the shorter of either 24 months or the actual estimated life of the selling community.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 26, 2015, the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. On February 16, 2017, the Company entered into an agreement that transitioned Wayne Stelmar's role within the Company from Chief Investment Officer to a non-employee consultant and non-employee director. Per the agreements, Mr. Davis' and Mr. Stelmar's outstanding equity awards will continue to vest in accordance with their original terms. Under ASC 505-50, if an employee becomes a non-employee and continues to vest in an award pursuant to the award's original terms, that award will be treated as an award to a non-employee prospectively, provided the individual is required to continue providing services to the employer (such as consulting services). Based on the terms and conditions of both Mr. Davis' and Mr. Stelmar's consulting agreements noted above, we accounted for their share-based awards in accordance with ASC 505-50 through March 31, 2018. ASC 505-50 required that these awards be accounted for prospectively, such that the fair value of the awards will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Davis or Mr. Stelmar have been completed. ASC 505-50 required that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee. Mr. Davis' outstanding awards fully vested during January 2017 and were fully expensed.

In June of 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which expanded the scope of ASC 718 to include share-based payments for acquiring goods and services from nonemployees, with certain exceptions. Under ASC 718, the measurement date for equity-classified, share-based awards is generally the grant date of the award. The Company early adopted ASU 2018-07 on April 1, 2018, at which time Mr. Stelmar's award was the only nonemployee award outstanding. In accordance with the transition guidance, the Company assessed Mr. Stelmar's award for which a measurement date had not been established. The outstanding award was re-measured to fair value as of the April 1, 2018 adoption date. The adoption of ASU 2018-07 provides administrative relief by fixing the remaining unamortized expense of the award and eliminating the requirement to quarterly re-measure the Company's one remaining nonemployee award. The Company adopted this standard on a modified retrospective basis booking a cumulative-effect adjustment of an $18,000 increase to retained earnings and equal decrease to additional paid-in capital as of the beginning of the 2018 fiscal year. The remaining unamortized expense for Mr. Stelmar's award as of June 30, 2018 was $0.1 million.

Stock Retirement
When shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

determined by applying a percentage, which is determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in capital as of the retirement date.
During the three and six months ended June 30, 2018, the Company repurchased and retired 205,240 shares of its common stock at an aggregate purchase price of $2.1 million. The shares were returned to the status of authorized but unissued.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASC 606, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASC 606 supersedes existing industry-specific accounting literature relating to how a company expenses certain selling and marketing costs. Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective approach.
Under the modified retrospective approach, the Company recognized the cumulative effect of initially applying the new standard as a $3.4 million, tax-effected decrease to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported as it was previously, under the appropriate accounting standards in effect for those periods. The adjustment to retained earnings related to a $4.7 million write-down of certain recoverable selling and marketing costs included in other assets that were formerly capitalized under ASC 970, but that no longer qualify for capitalization under the Company's accounting policy reflecting the changes upon the adoption of ASC 606. As a result of this write-down, the Company's deferred tax asset increased by $1.3 million. For the three and six months ended June 30, 2018, the Company expensed $0.9 million and $1.3 million, respectively, in selling and marketing costs that would have been capitalized and expensed over the underlying home closings under ASC 970. For the three and six months ended June 30, 2018, the Company depreciated $0.5 million and $0.8 million, respectively, less in selling and marketing expenses for its capitalized selling and marketing assets than it would have if these expenses were recognized as required by ASC 970. In addition, the accounting policy change resulted in the depreciation expense for capitalized selling and marketing assets to be included in the line item "depreciation and amortization" in the condensed consolidated statement of cash flows for the six months ended June 30, 2018, compared to netting the amortization expense in the net change to other assets line item. The adoption of ASC 606 did not have a material impact on other areas of the Company's condensed consolidated balance sheet and statement of cash flows for the six months ended June 30, 2018 or the condensed consolidated statements of operations for the three and six months ended June 30, 2018.
In June 2018, the FASB issued ASU 2018-07, which was adopted by the Company on April 1, 2018 using the modified retrospective basis and resulted in a cumulative-effect adjustment of an $18,000 increase to retained earnings and an equal decrease to additional paid-in capital as of the beginning of the 2018 fiscal year.  For further discussion of our adoption of this ASU, see “Stock-Based Compensation.”
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). ASC 842 will require organizations that lease assets (referred to as "lessees") to present lease assets and lease liabilities on the balance sheet at their gross value based on the the rights and obligations created by those leases. Under ASC 842, a lessee will be required to recognize assets and liabilities for leases with greater than 12 month terms. Lessor accounting remains substantially similar to current GAAP. Additional disclosures including qualitative and quantitative information regarding leasing activities are also required. ASC 842 is effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements ("ASU 2018-11") which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date, eliminating the requirement to apply the standard to the earliest period presented in the financial statements. The Company's lease agreements that will be impacted by ASC 842 primarily relate to our corporate headquarters, several other office locations and office or construction equipment where we are the lessee. We believe all applicable agreements would be considered operating leases. Upon adoption of ASC 842, we expect to add a right-of-use asset and a related lease liability to our consolidated balance sheets. We expect to recognize lease expense on a straight-line basis.

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

2.    Computation of Earnings (Loss) Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$115	$1,517	$(525)	$2,363

Denominator:
Basic weighted-average shares outstanding	20,958,991	20,869,429	20,942,601	20,819,288
Effect of dilutive shares:
Stock options and unvested restricted stock units	65,778	87,294	—	101,862
Diluted weighted-average shares outstanding	21,024,769	20,956,723	20,942,601	20,921,150

Basic earnings (loss) per share attributable to The New Home Company Inc.	$0.01	$0.07	$(0.03)	$0.11
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$0.01	$0.07	$(0.03)	$0.11

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	952,882	22,077	1,333,106	846,725

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$79,737	$184,827
Estimated earnings	2,152	5,497
	81,889	190,324
Less: amounts collected during the period	(69,557)	(178,704)
Contracts receivable	$12,332	$11,620

Contracts receivable:
Billed	$—	$—
Unbilled	12,332	11,620
	12,332	11,620
Accounts receivable:
Escrow receivables	7,157	11,554
Other receivables	881	50
Contracts and accounts receivable	$20,370	$23,224
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of June 30, 2018 and December 31, 2017 are expected to be billed and collected within 30 days. Accounts payable at June 30, 2018 and December 31, 2017 includes $10.8 million and $11.3 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories
Real estate inventories are summarized as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deposits and pre-acquisition costs	$40,001	$35,846
Land held and land under development	43,368	47,757
Homes completed or under construction	329,278	302,884
Model homes	57,091	29,656
	$469,738	$416,143

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $1.0 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively.
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
In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist. For the three and six months ended June 30, 2017, the Company recognized

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

real estate-related impairments of $1.3 million in cost of sales resulting in a decrease of the same amount to pretax income (loss) for our homebuilding segment. Fair value for the homebuilding project impaired during 2017 second quarter was calculated under a discounted cash flow model with project cash flows discounted at an 8% rate. The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Inventory impairments:
Home sales	$—	$1,300	$—	$1,300
Total inventory impairments	$—	$1,300	$—	$1,300

Remaining carrying value of inventory impaired at period end	$—	$12,550	$—	$12,550
Number of projects impaired during the period	—	1	—	1
Total number of projects subject to periodic impairment review during the period (1)	26	25	26	26

(1) Represents the peak number of real estate projects that we had during each respective period. The number of projects outstanding at the end of each period may be less than the number of projects listed herein.

The home sales impairments of $1.3 million related to homes completed or under construction for one active homebuilding community located in Southern California. This community was experiencing a slow monthly sales absorption rate, and the Company determined that additional incentives were required to sell the remaining homes at estimated aggregate sales prices that would be lower than its previous carrying value.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Capitalized Interest
Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. For the three and six months ended June 30, 2018 and 2017 interest incurred, capitalized and expensed was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest incurred	$6,612	$6,401	$13,328	$8,437
Interest capitalized to inventory	(6,149)	(5,878)	(12,344)	(7,750)
Interest capitalized to investment in unconsolidated joint ventures	(463)	(523)	(984)	(687)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$19,884	$6,663	$16,453	$6,342
Interest capitalized as a cost of inventory	6,149	5,878	12,344	7,750
Capitalized interest transferred from investment in unconsolidated joint venture to inventory upon lot acquisition	5	—	5	—
Previously capitalized interest included in cost of sales	(3,750)	(1,720)	(6,514)	(3,271)
Capitalized interest in ending inventory	$22,288	$10,821	22,288	10,821

Capitalized interest in beginning investment in unconsolidated joint ventures	$1,962	$164	$1,472	$—
Interest capitalized to investment in unconsolidated joint ventures	463	523	984	687
Capitalized interest transferred from investment in unconsolidated joint venture to inventory upon lot acquisition	(5)	—	(5)	—
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(18)	—	(49)	—
Capitalized interest in ending investment in unconsolidated joint ventures	2,402	687	2,402	687
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$24,690	$11,508	$24,690	$11,508

Capitalized interest as a percentage of inventory	4.7%	3.0%	4.7%	3.0%
Interest included in cost of sales as a percentage of home sales revenue	3.2%	1.8%	3.3%	2.0%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	4.1%	1.2%	4.1%	1.2%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Investments in and Advances to Unconsolidated Joint Ventures

As of June 30, 2018 and December 31, 2017, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$26,231	$30,017
Restricted cash	15,048	15,041
Real estate inventories	439,013	396,850
Other assets	1,422	3,942
Total assets	$481,714	$445,850

Accounts payable and accrued liabilities	$33,844	$34,959
Notes payable	75,616	78,341
Total liabilities	109,460	113,300
The New Home Company's equity	56,099	50,523
Other partners' equity	316,155	282,027
Total equity	372,254	332,550
Total liabilities and equity	$481,714	$445,850
Debt-to-capitalization ratio	16.9%	19.1%
Debt-to-equity ratio	20.3%	23.6%

As of June 30, 2018 and December 31, 2017, the Company had advances outstanding of approximately $0 and $3.8 million, respectively, to one of its unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances related to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues	$33,879	$35,171	$65,892	$61,791
Cost of sales and expenses	34,165	35,825	65,374	63,309
Net income (loss) of unconsolidated joint ventures	$(286)	$(654)	$518	$(1,518)
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(120)	$201	$215	$507

For the three and six months ended June 30, 2018 and 2017, the Company earned $0.7 million, $1.7 million, $1.2 million, and $2.4 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12 - "Related Party Transactions."
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture ("Larkspur") allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, the Company also recognized a gain of $0.3 million, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.

7.    Other Assets
Other assets consist of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)

Property, equipment and capitalized selling and marketing costs, net(1)(2)	$10,059	$603
Deferred tax asset, net	7,798	6,317
Prepaid income taxes	1,251	—
Prepaid expenses	5,554	4,937
Warranty insurance receivable(3)	1,202	1,202
Capitalized selling and marketing costs(1)(4)	—	11,232
	$25,864	$24,291

(1)
Under the adoption of the requirements of ASC 606 on January 1, 2018, certain selling and marketing costs that were previously capitalized under former accounting guidance were written off. For the current year, remaining selling and marketing costs and those incurred during the first half of 2018 that are permitted to be capitalized under ASC 340 are included as "Property, equipment and capitalized selling and marketing costs, net" within "Other Assets." Under the modified retrospective adoption approach, the December 31, 2017 balance has not been restated. For more information on the adoption of ASC 606, please refer to Note 1.

(2)	The Company depreciated $1.5 million and $2.4 million of capitalized selling and marketing costs to selling and marketing expenses during the three and six months ended June 30, 2018.

(3)	Of the $1.2 million amount for December 2017, approximately $0.6 million related to 2016 estimated warranty insurance recoveries. For further discussion, please see Note 8.

(4)	The Company amortized $2.1 million and $3.2 million of capitalized selling and marketing costs to selling and marketing expenses during the three and six months ended June 30, 2017.

8.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Warranty accrual(1)	$6,998	$6,859
Accrued compensation and benefits	2,545	9,164
Accrued interest	6,176	6,217
Completion reserve	2,379	5,792
Income taxes payable	—	6,368
Deferred profit from unconsolidated joint ventures	—	136
Other accrued expenses	5,698	3,518
	$23,796	$38,054

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,775	$4,678	$6,634	$4,608
Warranty provision for homebuilding projects	470	331	986	602
Warranty assumed from joint ventures at consolidation	—	358	—	358
Warranty payments for homebuilding projects	(469)	(291)	(844)	(492)
Ending warranty accrual for homebuilding projects	6,776	5,076	6,776	5,076

Beginning warranty accrual for fee building projects	223	323	225	323
Warranty provision for fee building projects	—	—	—	—
Warranty efforts for fee building projects	(1)	—	(3)	—
Ending warranty accrual for fee building projects	222	323	222	323
Total ending warranty accrual	$6,998	$5,399	$6,998	$5,399

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

9.    Senior Notes and Unsecured Revolving Credit Facility
Notes payable consisted of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$319,402	$318,656
Unsecured revolving credit facility	35,000	—
Total Notes Payable	$354,402	$318,656

The carrying amount of our senior notes listed above at June 30, 2018 is net of the unamortized discount of $1.9 million, unamortized premium of $1.5 million, and $5.2 million of unamortized debt issuance costs that are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. Debt issuance costs for the unsecured revolving credit facility are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes"), in a private placement. The Existing Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is paid semiannually in arrears on April 1 and October 1. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933, as amended and are freely tradeable in accordance with applicable law.

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

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million, subject to certain conditions, including the availability of bank commitments. As of June 30, 2018, we had $35 million of outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2018, the interest rate under the Credit Facility was 4.84%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of June 30, 2018, the Company was in compliance with all financial covenants.
The Credit Facility also provides a $25 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of June 30, 2018 and December 31, 2017, the Company had $3.4 million in outstanding letters of credit issued under the Credit Facility.

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's Notes and Credit Facility. The Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources. The Company's Credit Facility is classified as Level 3 within the fair value hierarchy. The Company had an outstanding balance of $35.0 million under its Credit Facility at June 30, 2018, and the estimated fair value of the outstanding balance approximated the carrying value due to the short-term nature of LIBOR contracts.

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$319,402	$332,313	$318,656	$336,375
Unsecured revolving credit facility	$35,000	$35,000	$—	$—

(1) The carrying value for the Senior Notes, as presented at June 30, 2018, is net of the unamortized discount of $1.9 million, unamortized premium of $1.5 million, and $5.2 million of unamortized debt issuance costs. The carrying value for the Senior Notes, as presented at December 31, 2017, is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and $5.9 million of unamortized debt issuance costs. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.
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
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the three and six months ended June 30, 2017, the Company recognized real estate-related impairment adjustments of $1.3 million related to one homebuilding community. The impairment adjustment was made using Level 3 inputs and assumptions, and the carrying value of the real estate inventories subject to the 2017 impairment adjustment was $12.6 million at June 30, 2017.

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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2018 and December 31, 2017, $31.3 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $5.0 million and $6.7 million, respectively, as of June 30, 2018 and December 31, 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2018 and December 31, 2017, the Company had outstanding surety bonds totaling $50.8 million and $52.1 million, respectively. The estimated remaining costs to complete of such improvements as of June 30, 2018 and December 31, 2017 were $19.4 million and $24.4 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
During the 2017 third quarter, the Company amended a joint venture agreement pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the joint venture project and posted a $5.1 million nonrefundable deposit for the acquisition of such lots. The agreement allows for the Company to enter the property in advance of the closing date to perform certain improvements, which it began in the 2018 second quarter and totaled $4.1 million. The agreement required the Company to reimburse the joint venture for the costs of these improvement which were estimated to be $17.0 million should the Company not acquire the lots. In July of 2018, the Company acquired these lots eliminating the potential reimbursement contingency.

12. Related Party Transactions
During the three and six months ended June 30, 2018 and 2017, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.5 million, $3.6 million, $1.7 million and $4.0 million, respectively. As of June 30, 2018 and December 31, 2017, $0.1 million and $0.1 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and six months ended June 30, 2018 and 2017, the Company earned $0.7 million, $1.7 million, $1.2 million and $2.4 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, $24,000 and $0.3 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC, and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC and TNHC Russell Ranch LLC ("Russell Ranch"). A former member of the Company's board of directors is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of June 30, 2018, the Company's investment in these five unconsolidated joint ventures totaled $41.2 million. During the 2017 second quarter, the Bedford joint venture agreement was amended to increase the Company's funding obligation by $4.0 million over the existing contribution cap. During the 2017 third quarter, the Company amended the Russell Ranch joint venture agreement pursuant to which it, among other things, agreed to acquire approximately 400 lots in Phase 1 of the project. At June 30, 2018, the Company had a $5.1 million nonrefundable deposit outstanding related to this purchase, which was subsequently applied to the purchase price of the land when it was fully taken down in July of 2018.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and six months ended June 30, 2018 and 2017, the Company incurred $0.1 million, $0.2 million, $0.1 million and $0.3 million, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0, $0.4 million, $0.3 million and $0.6 million, respectively, for these services. Of these costs, $0 and $10,700 was due to TL Fab LP from the Company at June 30, 2018 and December 31, 2017, respectively, and $0 was due to TL Fab LP from the Company's unconsolidated joint ventures at both June 30, 2018 and December 31, 2017.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots with the Company having an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At June 30, 2018 and December 31, 2017, $0 and $0.1 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures for lot transactions between the Company and its TNHC-HW Cannery LLC ("Cannery") unconsolidated joint venture. In addition, at June 30, 2018, $0.5 million of deferred gain from lot transactions with the Cannery and Bedford unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets. At December 31, 2017, $0.5 million, of deferred gain from the Cannery lot transactions remained unrecognized and was included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with the Cannery requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the six months ended June 30, 2017, the Company was refunded $0.2 million from the Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation. As of June 30, 2018 and December 31, 2017, no profit participation was due to the Cannery. Also per the purchase agreement, the Company was reimbursed $0.1 million in fee credits from the Cannery during 2018. As of June 30, 2018 and December 31, 2017, $0 and $0.1 million, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, he is compensated $5,000 per month. His current agreement terminates on June 26, 2019 with the option to extend the agreement one year, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. At June 30, 2018, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a fee building contract pursuant to which the Company acts in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs. During the three and six months ended June 30, 2018, the Company billed the Davis Family Trust $0.6 million and $0.7 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $17,000 and $17,100 of the total billings for the three and six months ended June 30, 2018, respectively. The Company recorded $0.6 million and $0.6 million for the three and six months ended June 30, 2018, respectively, for the cost of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At June 30, 2018 and December 31, 2017, the Company was due $48,000 and $0.5 million, respectively, from the Davis Family Trust for construction draws, which are included in due from affiliates in the accompanying condensed consolidated balance sheets.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar is compensated $6,000 per month. The current term is through August 17, 2019 and may be extended upon mutual consent of the parties. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 will continue to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At June 30, 2018 and December 31, 2017, no fees were due to Mr. Stelmar for his consulting services.

On June 29, 2015, the Company formed a new unconsolidated joint venture, TNHC Tidelands LLC ("Tidelands"), and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income (loss) of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

this transaction for the year ended December 31, 2015. During the three and six months ended June 30, 2017, $34,000 and $0.1 million, respectively, of the previously deferred revenue was recognized as equity in net income (loss) of unconsolidated joint ventures. During the third quarter of 2017, the Company acquired the remaining outside equity interest of the Tidelands joint venture. As part of this transaction, the remaining deferred profit was written off, and at December 31, 2017, no deferred profit remained unrecognized or was included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
As of June 30, 2018 and December 31, 2017, the Company had advances outstanding of approximately $0 and $3.8 million, respectively, to an unconsolidated joint venture, Encore McKinley. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the three and six months ended June 30, 2018 and 2017, the Company earned $49,000, $0.1 million, $0.1 million and $0.3 million, respectively, in interest income on the unsecured promissory note which is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, $0 and $34,000, respectively, of interest income was due to the Company and included in due from affiliates in the accompanying condensed consolidated balance sheets.
During the 2017 second quarter, our Larkspur Land 8 Investors LLC unconsolidated joint venture ("Larkspur") allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, and our equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction the Company also recognized a gain of $0.3 million, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.
During 2017, the Company entered into two transactions to purchase land from affiliates of IHP Capital Partners VI, LLC, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The first agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of June 30, 2018, the Company has taken down approximately one-third of the lots and has a $0.6 million nonrefundable deposit outstanding on the remaining lots. The second transaction allows the Company to purchase finished lots in Northern California which includes customary profit participation and is structured as a rolling option takedown. The total purchase price, including the cost for the finished lot development and the rolling option, is expected to be approximately $56.2 million, and depends on timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period. As of June 30, 2018, the Company has made a $0.3 million refundable deposit, reimbursed the owner $0.1 million for fees and costs, paid $1.5 million in option payments, and had not taken down any lots.
In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one former member of the Company's board of directors for the option to purchase lots in phased takedowns. As of June 30, 2018, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation due to seller as outlined in the contract. The Company has taken down approximately one-fourth of the contracted lots and $1.1 million of the nonrefundable deposit remains outstanding.

FMR LLC beneficially owns over 10% of the Company's common stock, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the three and six months ended June 30, 2018 and 2017, the Company paid Fidelity approximately $5,000, $9,000, $4,000 and $7,000, respectively, for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $2,000, $4,000, $1,000 and $2,000 for the three and six ended June 30, 2018 and 2017, respectively, for record keeping and investment management services.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of common stock generally shall again be available under the 2014 Incentive Plan.
At our 2016 Annual Meeting of Shareholders on May 24, 2016, our shareholders approved the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards. Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2016 Incentive Plan. On May 22, 2018, our shareholders approved the amended and restated 2016 Incentive Plan which increased the number of shares authorized for issuance under the plan from 800,000 to 2,100,000 shares. The amended and restated 2016 Incentive Plan will expire on April 4, 2028.
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of June 30, 2018, 51,433 shares remain available for grant under the 2014 Incentive Plan and 1,465,834 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.
A summary of the Company’s common stock option activity as of and for the six months ended June 30, 2018 and 2017 is presented below:

	Six Months Ended June 30,
	2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	826,498	$11.00	835,786	$11.00
Granted	—	$—	—	$—
Exercised	—	$—	(9,288)	$11.00
Forfeited	(5,028)	$11.00	—	$—
Outstanding, end of period	821,470	$11.00	826,498	$11.00
Exercisable, end of period	821,470	$11.00	826,498	$11.00

A summary of the Company’s restricted stock unit activity as of and for the six months ended June 30, 2018 and 2017 is presented below:

	Six Months Ended June 30,
	2018		2017
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	562,082	$10.72	474,989	$10.66
Granted	179,268	$11.24	343,933	$10.84
Vested	(270,363)	$11.02	(209,619)	$10.76
Forfeited	—	$—	(26,194)	$10.82
Outstanding, end of period	470,987	$10.74	583,109	$10.72

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance share unit activity as of and for the six months ended June 30, 2018 is presented below:

Six Months Ended June 30,
2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity	—	$—
Outstanding, beginning of period	—	$—
Granted (at target)	125,422	$11.68
Vested	—	$—
Forfeited	—	$—
Outstanding, end of period (at target)	125,422	$11.68

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Expense related to:
Stock options	$—	$—	$—	$11
Restricted stock units	798	695	1,562	1,295
Performance share units	64	—	142	—
	$862	$695	$1,704	$1,306
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that will vest ranges from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluate the probability of achieving the performance targets established under each of the performance share unit awards quarterly and estimate the number of underlying units that are probable of being issued. Compensation expense for these awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued.
At June 30, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through 2021 is $4.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14.     Income Taxes
For the three and six months ended June 30, 2018, the Company recorded a $0.1 million provision and an $0.8 million benefit for income taxes, respectively. Comparatively, the Company recorded respective tax provisions of $1.0 million and $1.5 million for the three and six months ended June 30, 2017. The Company's effective tax rate for the three and six months ended June 30, 2018, was 36.8% and 59.7%, respectively, and 24.7% and 30.0% before discrete items. For the three and six months ended June 30, 2017, the Company's effective tax rates were 39.4% and 39.1%, respectively, and 38.0% and 38.1% before discrete items. Effective tax rate before discrete items is a non-GAAP measure, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision (Benefit) for Income Taxes" for a reconciliation to effective tax rate, the nearest GAAP equivalent.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rates for the three and six months ended June 30, 2018 differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation, and discrete items. Discrete items comprised $0.4 million of the tax benefit for the first half of 2018 and were primarily related to benefits from energy tax credits that were extended in February 2018 for 2017 closings and, to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut. The effective tax rates for the three and six months June 30, 2017 differ from the federal statutory tax rates due primarily to state income taxes, offset partially by the benefit from production activities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues:
Homebuilding	$117,460	$96,929	$196,897	$166,335
Fee building, including management fees	38,095	47,181	81,889	102,798
Total	$155,555	$144,110	$278,786	$269,133

Pretax income (loss):
Homebuilding	$(875)	$1,223	$(3,481)	$892
Fee building, including management fees	1,057	1,282	2,152	2,973
Total	$182	$2,505	$(1,329)	$3,865

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Homebuilding	$652,444	$631,087
Fee building	13,566	13,425
Total	$666,010	$644,512

16.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$7,000	$8,750
Supplemental disclosures of non-cash transactions
Assets assumed from unconsolidated joint ventures	$—	$100
Liabilities and equity assumed from unconsolidated joint ventures	$—	$1,095
Contribution of real estate to unconsolidated joint ventures	$—	$1,013

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$38,449	$52,126	$183	$—	$90,758
Restricted cash	—	567	—	—	567
Contracts and accounts receivable	12	21,670	—	(1,312)	20,370
Intercompany receivables	158,687	—	—	(158,687)	—
Due from affiliates	—	212	—	—	212
Real estate inventories	—	469,738	—	—	469,738
Investment in and advances to unconsolidated joint ventures	—	58,501	—	—	58,501
Investment in subsidiaries	406,812	—	—	(406,812)	—
Other assets	17,030	8,849	—	(15)	25,864
Total assets	$620,990	$611,663	$183	$(566,826)	$666,010

Liabilities and equity
Accounts payable	$68	$28,897	$13	$—	$28,978
Accrued expenses and other liabilities	7,765	17,255	91	(1,315)	23,796
Intercompany payables	—	158,687	—	(158,687)	—
Due to affiliates	—	12	—	(12)	—
Unsecured revolving credit facility	35,000	—	—	—	35,000
Senior notes, net	319,402	—	—	—	319,402
Total liabilities	362,235	204,851	104	(160,014)	407,176
Stockholders' equity	258,755	406,812	—	(406,812)	258,755
Non-controlling interest in subsidiary	—	—	79	—	79
Total equity	258,755	406,812	79	(406,812)	258,834
Total liabilities and equity	$620,990	$611,663	$183	$(566,826)	$666,010

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$99,586	$23,772	$188	$—	$123,546
Restricted cash	—	424	—	—	424
Contracts and accounts receivable	10	24,238	—	(1,024)	23,224
Intercompany receivables	129,414	—	—	(129,414)	—
Due from affiliates	—	1,060	—	—	1,060
Real estate inventories	—	416,143	—	—	416,143
Investment in and advances to unconsolidated joint ventures	—	55,824	—	—	55,824
Investment in subsidiaries	356,443	—	—	(356,443)	—
Other assets	8,464	15,827	—	—	24,291
Total assets	$593,917	$537,288	$188	$(486,881)	$644,512

Liabilities and equity
Accounts payable	$237	$23,479	$6	$—	$23,722
Accrued expenses and other liabilities	11,034	27,954	80	(1,014)	38,054
Intercompany payables	—	129,414	—	(129,414)	—
Due to affiliates	—	10	—	(10)	—
Senior notes, net	318,656	—	—	—	318,656
Total liabilities	329,927	180,857	86	(130,438)	380,432
Stockholders' equity	263,990	356,431	12	(356,443)	263,990
Non-controlling interest in subsidiary	—	—	90	—	90
Total equity	263,990	356,431	$102	(356,443)	264,080
Total liabilities and equity	$593,917	$537,288	$188	$(486,881)	$644,512

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$117,460	$—	$—	$117,460
Fee building	—	38,095	—	—	38,095
	—	155,555	—	—	155,555
Cost of Sales:
Home sales	—	102,680	(2)	—	102,678
Fee building	—	37,038	—	—	37,038
	—	139,718	(2)	—	139,716

Gross Margin:
Home sales	—	14,780	2	—	14,782
Fee building	—	1,057	—	—	1,057
	—	15,837	2	—	15,839
Selling and marketing expenses	—	(9,466)	—	—	(9,466)
General and administrative expenses	305	(6,281)	(3)	—	(5,979)
Equity in net loss of unconsolidated joint ventures	—	(120)	—	—	(120)
Equity in net loss of subsidiaries	(58)	—	—	58	—
Other income (expense), net	(35)	(57)	—	—	(92)
Pretax income (loss)	212	(87)	(1)	58	182
(Provision) benefit for income taxes	(97)	30	—	—	(67)
Net income (loss)	115	(57)	(1)	58	115
Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net income (loss) attributable to The New Home Company Inc.	$115	$(57)	$(1)	$58	$115

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$96,929	$—	$—	$96,929
Fee building	—	47,181	—	—	47,181
	—	144,110	—	—	144,110
Cost of Sales:
Home sales	—	82,488	—	—	82,488
Home sales impairments	—	1,300	—	—	1,300
Fee building	595	45,304	—	—	45,899
	595	129,092	—	—	129,687

Gross Margin:
Home sales	—	13,141	—	—	13,141
Fee building	(595)	1,877	—	—	1,282
	(595)	15,018	—	—	14,423
Selling and marketing expenses	—	(6,376)	—	—	(6,376)
General and administrative expenses	(375)	(5,220)	—	—	(5,595)
Equity in net income of unconsolidated joint ventures	—	201	—	—	201
Equity in net income of subsidiaries	2,022	—	—	(2,022)	—
Other income (expense), net	26	(174)	—	—	(148)
Pretax income (loss)	1,078	3,449	—	(2,022)	2,505
Benefit (provision) for income taxes	439	(1,427)	—	—	(988)
Net income	1,517	2,022	—	(2,022)	1,517
Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net income attributable to The New Home Company Inc.	$1,517	$2,022	$—	$(2,022)	$1,517

	Six Months Ended June 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$196,897	$—	$—	$196,897
Fee building	—	81,889	—	—	81,889
	—	278,786	—	—	278,786
Cost of Sales:
Home sales	—	172,350	22	—	172,372
Fee building	—	79,737	—	—	79,737
	—	252,087	22	—	252,109

Gross Margin:
Home sales	—	24,547	(22)	—	24,525
Fee building	—	2,152	—	—	2,152
	—	26,699	(22)	—	26,677
Selling and marketing expenses	—	(16,105)	—	—	(16,105)
General and administrative expenses	(801)	(11,194)	(3)	—	(11,998)
Equity in net income of unconsolidated joint ventures	—	215	—	—	215
Equity in net loss of subsidiaries	(176)	—	—	176	—
Other income (expense), net	76	(194)	—	—	(118)
Pretax income (loss)	(901)	(579)	(25)	176	(1,329)
Benefit for income taxes	376	417	—	—	793
Net income (loss)	(525)	(162)	(25)	176	(536)
Net loss attributable to non-controlling interest in subsidiary	—	—	11	—	11
Net income (loss) attributable to The New Home Company Inc.	$(525)	$(162)	$(14)	$176	$(525)

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$166,335	$—	$—	$166,335
Fee building	—	102,798	—	—	102,798
	—	269,133	—	—	269,133
Cost of Sales:
Home sales	—	142,522	31	—	142,553
Home sales impairments	—	1,300	—	—	1,300
Fee building	1,085	98,740	—	—	99,825
	1,085	242,562	31	—	243,678

Gross Margin:
Home sales	—	22,513	(31)	—	22,482
Fee building	(1,085)	4,058	—	—	2,973
	(1,085)	26,571	(31)	—	25,455
Selling and marketing expenses	—	(11,377)	—	—	(11,377)
General and administrative expenses	(1,154)	(9,531)	—	—	(10,685)
Equity in net income of unconsolidated joint ventures	—	507	—	—	507
Equity in net income of subsidiaries	3,694	—	—	(3,694)	—
Other income (expense), net	44	(79)	—	—	(35)
Pretax income (loss)	1,499	6,091	(31)	(3,694)	3,865
Benefit (provision) for income taxes	864	(2,376)	—	—	(1,512)
Net income (loss)	2,363	3,715	(31)	(3,694)	2,353
Net loss attributable to non-controlling interest in subsidiary	—	—	10	—	10
Net income (loss) attributable to The New Home Company Inc.	$2,363	$3,715	$(21)	$(3,694)	$2,363

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(39,156)	$(22,349)	$(5)	$—	$(61,510)
Investing activities:
Purchases of property and equipment	(22)	(162)	—	—	(184)
Contributions and advances to unconsolidated joint ventures	—	(8,954)	—	—	(8,954)
Contributions to subsidiaries from corporate	(103,885)	—	—	103,885	—
Distributions of capital from subsidiaries	49,975			(49,975)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	5,874	—	—	5,874
Interest collected on advances to unconsolidated joint ventures	$—	$178	$—	$—	$178
Net cash used in investing activities	$(53,932)	$(3,064)	$—	$53,910	$(3,086)
Financing activities:
Borrowings from credit facility	35,000	—	—	—	35,000
Contributions to subsidiaries from corporate	—	103,885	—	(103,885)	—
Distributions to corporate from subsidiaries	—	(49,975)	—	49,975	—
Repurchases of common stock	(2,072)	—	—	—	(2,072)
Tax withholding paid on behalf of employees for stock awards	(977)	—	—	—	(977)
Net cash provided by financing activities	$31,951	$53,910	$—	$(53,910)	$31,951
Net (decrease) increase in cash, cash equivalents and restricted cash	(61,137)	28,497	(5)	—	(32,645)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$38,449	$52,693	$183	$—	$91,325

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(21,176)	$(49,799)	$(47)	$(886)	$(71,908)
Investing activities:
Purchases of property and equipment	(40)	(55)	—	—	(95)
Cash assumed from joint venture at consolidation	—	995	—	—	995
Contributions and advances to unconsolidated joint ventures	—	(8,517)	—	—	(8,517)
Contributions to subsidiaries from corporate	(94,035)	—	—	94,035	—
Distributions of capital from subsidiaries	19,880	—	—	(19,880)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	2,948	—	—	2,948
Net cash (used in) provided by investing activities	$(74,195)	$(4,629)	$—	$74,155	$(4,669)
Financing activities:
Borrowings from credit facility	72,000	—	—	—	72,000
Repayments of credit facility	(190,000)	—	—	—	(190,000)
Proceeds from senior notes	324,465	—	—	—	324,465
Payment of debt issuance costs	(6,440)	—	—	—	(6,440)
Contributions to subsidiaries from corporate	—	94,035	—	(94,035)	—
Distributions to corporate from subsidiaries	—	(20,766)	—	20,766	—
Tax withholding paid on behalf of employees for stock awards	(584)	—	—	—	(584)
Proceeds from exercise of stock options	$102	$—	$—	$—	102
Net cash provided by financing activities	$199,543	$73,269	$—	$(73,269)	$199,543
Net increase (decrease) in cash, cash equivalents and restricted cash	104,172	18,841	(47)	—	122,966
Cash, cash equivalents and restricted cash – beginning of period	16,385	14,427	269	—	31,081
Cash, cash equivalents and restricted cash – end of period	$120,557	$33,268	$222	$—	$154,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "plan," "could," "can," "might," "should," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

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

◦	we do not intend to pay dividends on our common stock for the foreseeable future;

◦	certain stockholders have rights to cause our Company to undertake securities offerings;

◦	our senior notes rank senior to our common stock upon bankruptcy or liquidation;

◦	certain large stockholders own a significant percentage of our shares and exert significant influence over us;

◦	Non-U.S. holders of our common stock may be subject to United States income tax on gain realized on the sale of disposition of such shares.

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including homebuilding gross margin before impairments (or home sales gross margin before impairments), homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, net debt, the ratio of net debt-to-capital, adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of sales), adjusted homebuilding gross margin percentage and effective tax rate before discrete items.  For a reconciliation of homebuilding gross margin before impairments (or home sales gross margin before impairments), homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios." For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin excluding impairments and interest in cost of sales) and adjusted homebuilding gross margin percentage to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of the effective tax rate before discrete items to the comparable GAAP measure please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision (Benefit) for Income Taxes."

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues:
Home sales	$117,460	$96,929	$196,897	$166,335
Fee building, including management fees from unconsolidated joint ventures of $672, $1,217, $1,652 and $2,431, respectively	38,095	47,181	81,889	102,798
	155,555	144,110	278,786	269,133
Cost of Sales:
Home sales	102,678	82,488	172,372	142,553
Home sales impairments	—	1,300	—	1,300
Fee building	37,038	45,899	79,737	99,825
	139,716	129,687	252,109	243,678
Gross Margin:
Home sales	14,782	13,141	24,525	22,482
Fee building	1,057	1,282	2,152	2,973
	15,839	14,423	26,677	25,455

Home sales gross margin	12.6%	13.6%	12.5%	13.5%
Home sales gross margin before impairments(1)	12.6%	14.9%	12.5%	14.3%
Fee building gross margin	2.8%	2.7%	2.6%	2.9%

Selling and marketing expenses	(9,466)	(6,376)	(16,105)	(11,377)
General and administrative expenses	(5,979)	(5,595)	(11,998)	(10,685)
Equity in net income (loss) of unconsolidated joint ventures	(120)	201	215	507
Other income (expense), net	(92)	(148)	(118)	(35)
Pretax income (loss)	182	2,505	(1,329)	3,865
(Provision) benefit for income taxes	(67)	(988)	793	(1,512)
Net income (loss)	115	1,517	(536)	2,353
Net loss attributable to non-controlling interest	—	—	11	10
Net income (loss) attributable to The New Home Company Inc.	$115	$1,517	$(525)	$2,363

Interest incurred	$6,612	$6,401	$13,328	$8,437
Adjusted EBITDA(2)	$6,564	$6,304	$10,127	$11,265
Adjusted EBITDA margin percentage(2)	4.2%	4.4%	3.6%	4.2%

			LTM(3) Ended June 30,
			2018	2017
Interest incurred			$26,869	$12,951
Adjusted EBITDA(2)			$49,007	$50,393
Adjusted EBITDA margin percentage (2)			6.4%	6.5%
Ratio of Adjusted EBITDA to total interest incurred (2)			1.8x	3.9x

(1)
Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in thousands)
Home sales revenue	$117,460	100.0%	$96,929	100.0%	$196,897	100.0%	$166,335	100.0%
Cost of home sales	102,678	87.4%	83,788	86.4%	172,372	87.5%	143,853	86.5%
Homebuilding gross margin	14,782	12.6%	13,141	13.6%	24,525	12.5%	22,482	13.5%
Add: Home sales impairments	—	—%	1,300	1.3%	—	—%	1,300	0.8%
Homebuilding gross margin before impairments	$14,782	12.6%	$14,441	14.9%	$24,525	12.5%	$23,782	14.3%

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

	Three Months Ended June 30,		Six Months Ended June 30,		LTM(2) Ended June 30,
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Net income (loss)	$115	$1,517	$(536)	$2,353	$14,252	$21,704
Add:
Interest amortized to cost of sales and equity in net income (loss) of unconsolidated joint ventures	3,768	1,720	6,563	3,271	14,349	6,891
Provision (benefit) for income taxes	67	988	(793)	1,512	13,085	13,283
Depreciation and amortization	1,624	113	2,646	236	2,859	496
Amortization of equity-based compensation	862	695	1,704	1,306	3,201	3,035
Cash distributions of income from unconsolidated joint ventures	—	—	715	1,588	715	4,235
Noncash impairments and abandonments	8	1,472	43	1,506	1,120	5,257
Less:
Gain from notes payable principal reduction	—	—	—	—	—	(250)
Equity in net income (loss) of unconsolidated joint ventures	120	(201)	(215)	(507)	(574)	(4,258)
Adjusted EBITDA	$6,564	$6,304	$10,127	$11,265	$49,007	$50,393
Total Revenue	$155,555	$144,110	$278,786	$269,133	$760,819	$769,485
Adjusted EBITDA margin percentage	4.2%	4.4%	3.6%	4.2%	6.4%	6.5%
Interest incurred	$6,612	$6,401	$13,328	$8,437	$26,869	$12,951
Ratio of Adjusted LTM(3) EBITDA to total interest incurred					1.8x	3.9x

(3)	"LTM" indicates amounts for the trailing 12 months.

Overview

The Company continued to make progress with its growth strategy to expand its offerings to include more affordably priced product and grow its community count. Net new home orders were up 98% during the 2018 second quarter over the prior year period as a result of a 100% increase in average active selling communities. Also, contributing to the order growth were three new communities that opened during the quarter including our first community located in the Inland Empire in Southern California, a market we expect to grow into a meaningful part of our business, and our second wholly owned Arizona community located in Gilbert, AZ. Ending community count for the 2018 second quarter rose 122% to 20 communities compared to nine communities a year ago. The increase in orders from our wider portfolio of communities drove a 66% increase in ending backlog units at June 30, 2018 as compared to June 30, 2017.

During the 2018 second quarter, the Company continued to see the impact of the product mix shift resulting from the Company's strategic broadening of its portfolio to include more affordably-priced product. As anticipated with this change, the average selling price of homes delivered and of homes in backlog for the 2018 second quarter declined 20% and 48%, respectively, from the prior year period. The reduction in the average selling price of homes delivered was more than offset by a 52% increase in homes delivered, resulting in a 21% increase in home sales revenues during the 2018 second quarter. The decline in average selling price of homes in backlog at June 30, 2018 from the product mix shift drove a 14% decrease in backlog dollar value.

As a result of these activities, the Company generated net income of $0.1 million, or $0.01 per diluted share, compared to net income of $1.5 million, or $0.07 per diluted share, in the prior year period. The year-over-year decrease in net income was largely due to a 140 basis point increase in selling and marketing expenses as a percentage of home sales revenue, a 100 basis point decline in home sales gross margin, and a decrease in fee building revenues and joint venture income. These items were partially offset by a 21% increase in home sales revenue and a 70 basis point decrease in general and administrative expenses as a percentage of homes sales revenue.

Continued investment in California and Arizona, where housing fundamentals were solid, drove wholly owned lot count up 77% year-over-year at June 30, 2018. The Company ended the quarter with $91 million in cash and cash equivalents, $354.4 million in debt, of which $35.0 million was outstanding under its $200 million revolving credit facility, a debt-to-capital ratio of 57.8%, and a net debt-to-capital ratio of 50.4%*. The 2018 second quarter also marked the Company's initial repurchases of common stock under its previously announced stock repurchase plan. The Company repurchased 205,240 shares of common stock for approximately $2.1 million, or an average price of $10.08 per share.

*Net debt-to-capital ratio is a non-GAAP measure. For a reconciliation to the appropriate GAAP measure, please see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Results of Operations
Net New Home Orders

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	Amount	%	2018	2017	Amount	%

Net new home orders:
Southern California	104	44	60	136%	173	100	73	73%
Northern California	77	54	23	43%	147	124	23	19%
Arizona	13	—	13	NA	15	—	15	NA
Total net new home orders	194	98	96	98%	335	224	111	50%

Selling communities at end of period:
Southern California					11	6	5	83%
Northern California					7	3	4	133%
Arizona					2	—	2	NA
Total selling communities					20	9	11	122%

Average selling communities	20	10	10	100%	19	13	6	46%
Monthly sales absorption rate per community(1)	3.2	3.3	(0.1)	(3)%	3.0	3.0	—	—%
Cancellation rate	6%	10%	(4)%	NA	6%	8%	(2)%	NA

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2018 second quarter increased 98% as compared to the same period in 2017 as a result of a 100% increase in average selling communities, offset by a slight decrease in the monthly sales absorption rate. Demand was strongest in Northern California with monthly sales of 3.7 per community for the 2018 second quarter largely attributable to strong order activity in two Bay Area communities. Southern California saw an increase in its monthly absorption rate to 3.1 sales per community in the 2018 second quarter compared to 2.8 in the 2017 period. The improvement was primarily attributable to an increase in more affordable product that generally sells at a faster pace than higher-priced product. Arizona contributed 2.2 sales per month in the 2018 second quarter.

Net new home orders for the six months ended June 30, 2018 were up 50% compared to the 2017 period, resulting largely from a 46% increase in average selling communities from 13 to 19. Buyer demand for the first half of 2018 was solid with a year-to-date monthly absorption rate of 3.0, consistent with the prior period. Monthly sales per community for the six months ended June 30, 2018 were up slightly in both Northern and Southern California due to strong Bay Area activity and product price diversification, respectively, offset by lower sales absorption in Arizona as communities ramp up starting operations.

The Company continued to experience modest cancellation activity with a cancellation rate of 6% for the three months ended June 30, 2018 as compared to 10% in the prior year period, and a cancellation rate of 6% for the six months ended June 30, 2018 as compared to 8% for the same period in 2017. We believe our cancellation rate is one of the lowest in the industry due to many factors, including loan prequalifying buyers before ratifying sales contracts, the high level of personalized options that our homebuyers select, which creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles.

Backlog

	As of June 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	139	$141,718	$1,020	99	$278,513	$2,813	40%	(49)%	(64)%
Northern California	153	131,859	862	86	60,899	708	78%	117%	22%
Arizona	15	17,354	1,157	—	—	—	NA	NA	NA
Total	307	$290,931	$948	185	$339,412	$1,835	66%	(14)%	(48)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of June 30, 2018 was up 66% as compared to the prior year period primarily due to a 50% increase in net orders resulting from a higher average community count and to a lesser extent, higher beginning unit backlog at December 31, 2017. Conversely, the dollar value of backlog was down 14% year-over-year to $290.9 million primarily due to a 48% decrease in average selling price, as a result of increased order activity from new communities with more affordable product.

The year-over-year decline in the Company's average selling price of homes in backlog was driven primarily by the mix of homes in backlog in Southern California as we expand our product offerings to include more affordably-priced communities. The 2017 second quarter backlog included homes from two higher-priced luxury communities located in Newport Coast, CA that closed out in 2017. The decline in Southern California backlog value was partially offset by a 117% increase in Northern California backlog value. Northern California backlog units and average selling prices were up year-over-year 78% and 22%, respectively, primarily resulting from our Bay Area townhome community in Milpitas that opened in the 2017 third quarter with average selling prices of approximately $1.1 million.

Lots Owned and Controlled

	June 30,		Increase/(Decrease)
	2018	2017	Amount	%
Lots Owned:
Southern California	505	402	103	26%
Northern California	314	285	29	10%
Arizona	299	—	299	NA
Total	1,118	687	431	63%
Lots Controlled:(1)
Southern California	807	564	243	43%
Northern California	959	303	656	217%
Arizona	343	267	76	28%
Total	2,109	1,134	975	86%
Total Lots Owned and Controlled - Wholly Owned	3,227	1,821	1,406	77%
Fee Building(2)	1,078	1,043	35	3%
Total Lots Owned and Controlled	4,305	2,864	1,441	50%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

Consistent with our focus on growing our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 77% year-over-year to 3,227 lots, 65% of which were controlled through option contracts. The increase in wholly owned lots owned and controlled was primarily due to an increase in lots controlled in Northern California with contracts for two new developments including multiple planning areas, one for 418 lots in Vacaville, CA and a second for 394 lots in a masterplan development in Folsom, CA.

The increase in fee building lots at June 30, 2018 as compared to the prior year period was primarily attributable to new contracts entered into during the last twelve months ended June 30, 2018, for 704 lots, including construction management contracts the company entered into with a new customer during the 2018 second quarter totaling 165 lots across five communities, largely offset by the delivery of 669 homes to customers in the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended June 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	61	$87,278	$1,431	27	$67,279	$2,492	126%	30%	(43)%
Northern California	36	30,182	838	37	29,650	801	(3)%	2%	5%
Total	97	$117,460	$1,211	64	$96,929	$1,515	52%	21%	(20)%

	Six Months Ended June 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	105	$131,858	$1,256	49	$111,202	$2,269	114%	19%	(45)%
Northern California	76	65,039	856	69	55,133	799	10%	18%	7%
Total	181	$196,897	$1,088	118	$166,335	$1,410	53%	18%	(23)%
New home deliveries increased 52% for the 2018 second quarter compared to the prior year period. The increase in deliveries was the result of a higher number of homes in backlog at the beginning of the period and an increase in net new home orders during the period. Home sales revenue for the three months ended June 30, 2018 increased 21% compared to the same period in 2017 primarily due to the 52% increase in new home deliveries, which was partially offset by a 20% lower average sales price per delivery for the period. The year-over-year decrease in average sales price related to the strategic broadening of the Company's portfolio, particularly in Southern California, to include more affordably-priced product as well as the overall growth in community count. Additionally, the average selling price for Southern California during the 2017 second quarter was influenced by deliveries from higher-priced luxury product from two communities in Newport Coast, CA.
New home deliveries increased 53% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to a higher number of homes in backlog at December 31, 2017 and an increase in net new home orders during the 2018 six month period. Home sales revenue for the six months ended June 30, 2018 increased 18% compared to the same 2017 period primarily due to an increase in new home deliveries, which was partially offset by a 23% lower average sales price per delivery for the period. The year-over-year decrease in average sales price related to the product mix shift discussed above.
Homebuilding Gross Margin
Homebuilding gross margin for the 2018 second quarter was 12.6% versus 13.6% in the prior period. The 100 basis point decline in home sales gross margin was primarily due to a product mix shift and higher interest costs. Before impairments, home sales gross margin declined 230 basis points during the second quarter of 2018 compared with the 2017 period, reflecting $1.3 million of impairment charges in the 2017 second quarter relating to one community in Southern California compared to no impairments in the 2018 period. The mix shift included deliveries from three lower margin close-out communities in Southern California in the 2018 second quarter, while the 2017 second quarter was positively impacted by deliveries from two higher-margin communities in Newport Coast, CA and one community in the Bay Area. Adjusted homebuilding gross margin for the 2018 second quarter, excluding impairments and interest in cost of home sales, was 15.8% compared to 16.7% in the prior year period. Homebuilding gross margin before impairments and adjusted homebuilding gross margin are non-GAAP measures. See the table below reconciling these non-GAAP financial measures to homebuilding gross margin, the nearest GAAP equivalent.
Homebuilding gross margin for the six months ended June 30, 2018 was 12.5%, compared to 13.5% for 2017 period. The decrease in homebuilding gross margin was primarily due to changes in product mix and higher interest costs. As discussed above, during the first six months of 2017, the Company incurred $1.3 million of impairment charges versus no impairment charges during the first six months of 2018.  Before impairments, home sales gross margin declined 180 basis during the first six months of 2018 compared to the same period in 2017. Excluding home sales impairments and interest in cost of home sales, the adjusted homebuilding gross margin percentages for the six months ended June 30, 2018 and 2017 were 15.8% and 16.3%, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in thousands)
Home sales revenue	$117,460	100.0%	$96,929	100.0%	$196,897	100.0%	$166,335	100.0%
Cost of home sales	102,678	87.4%	83,788	86.4%	172,372	87.5%	143,853	86.5%
Homebuilding gross margin	14,782	12.6%	13,141	13.6%	24,525	12.5%	22,482	13.5%
Add: Home sales impairments	—	—%	1,300	1.3%	—	—%	1,300	0.8%
Homebuilding gross margin before impairments(1)	14,782	12.6%	14,441	14.9%	24,525	12.5%	23,782	14.3%
Add: Interest in cost of home sales	3,750	3.2%	1,720	1.8%	6,514	3.3%	3,271	2.0%
Adjusted homebuilding gross margin(1)	$18,532	15.8%	$16,161	16.7%	$31,039	15.8%	$27,053	16.3%

(1)
Homebuilding gross margin before impairments and adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of sales) are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that home sales impairments and leverage have on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Fee Building

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in thousands)
Fee building revenues	$38,095	100.0%	$47,181	100.0%	$81,889	100.0%	$102,798	100.0%
Cost of fee building	37,038	97.2%	45,899	97.3%	79,737	97.4%	99,825	97.1%
Fee building gross margin	$1,057	2.8%	$1,282	2.7%	$2,152	2.6%	$2,973	2.9%
Our fee building revenues include (i) billings to third-party land owners for general contracting services and (ii) management fees from our unconsolidated joint ventures and third-party land owners for construction and sales management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities and joint venture management overhead. Besides allocable G&A expenses, there are no other material costs associated with management fees from our unconsolidated joint ventures.
Billings to land owners for general contracting services are a function of construction activity and reimbursable costs are incurred as homes are started. The total billings and reimbursable costs are driven by the pace at which the land owner executes its development plan. Management fees from our unconsolidated joint ventures are collected over the project's life and as homes and lots are delivered. Construction and sales management fees from third-party customers are collected over the life of the contract and increase as homes are delivered.
For 2018 second quarter, fee building revenues decreased 19% from the prior year period primarily due to a decrease in costs incurred from fee building activity resulting from a lower number of homes under construction during the period. Included in fee building revenues for the three months ended June 30, 2018 and 2017 were (i) $36.7 million and $46.0 million of billings to land owners, respectively, and (ii) $1.4 million and $1.2 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended June 30, 2018 and 2017, one customer comprised 95% and 97%, respectively, of fee building revenue.
The cost of fee building decreased in the 2018 second quarter compared to the same period in 2017 due to the decrease in fee building activity. The amount of G&A expenses included in the cost of fee building was $1.8 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. Fee building gross margin percentage increased to 2.8% for the three months ended June 30, 2018 from 2.7% in the prior year period due to lower allocated G&A expenses partially offset by changes in certain fee building business agreements from a percentage of cost fee to a per-unit fixed fee arrangement.
For the six months ended June 30, 2018, fee building revenues decreased 20% from the prior year period primarily due to a decrease in costs incurred from fee building activity resulting from a lower number of homes under construction during the period. Included in fee building revenues for the six months ended June 30, 2018 and 2017 were (i) $79.5 million and $100.4 million of billings to land owners, respectively, and (ii) $2.4 million and $2.4 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. For the six months ended June 30, 2018 and 2017, one customer comprised 96% and 98%, respectively, of fee building revenue.
For the six months ended June 30, 2018, cost of fee building decreased due to the decrease in fee building activity, compared to the same period during 2017. The amount of G&A expenses included in the cost of fee building was $3.4 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively. Fee building gross margin percentage decreased to 2.6% for the six months ended June 30, 2018 from 2.9% in the 2017 period due lower fee revenue and a change in the fee building business arrangements discussed above, partially offset by lower allocated G&A expenses.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue		Six Months Ended June 30,		As a Percentage of Home Sales Revenue

	2018	2017	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Selling and marketing expenses	$9,466	$6,376	8.0%	6.6%	$16,105	$11,377	8.2%	6.8%
General and administrative expenses ("G&A")	5,979	5,595	5.1%	5.8%	11,998	10,685	6.1%	6.4%
Total selling, marketing and G&A ("SG&A")	$15,445	$11,971	13.1%	12.4%	$28,103	$22,062	14.3%	13.3%
During the 2018 second quarter, our SG&A rate as a percentage of home sales revenue increased 70 basis points to 13.1%, from 12.4% for the same period in 2017. The increase was primarily due to higher selling and marketing costs resulting from the ramp up of new communities and higher co-broker commissions. In addition, the increase also included a net $0.4 million increase in selling and marketing expenses in the 2018 second quarter related to accounting changes from the adoption of ASC 606, the updated revenue recognition standard. Partially offsetting the increases was a 70 basis point improvement in G&A rate for the 2018 second quarter primarily attributable to increased home sales revenue.
For the six months ended June 30, 2018, our SG&A expense ratio was 14.3% compared to 13.3% for the same period in 2017. The increase was largely attributable to higher selling and marketing costs due to new community ramp up and an increase in co-broker commissions. The impact of the adoption of ASC 606 was a net increase of $0.5 million to selling and marketing expenses for the six months ended June 30, 2018. These increases were partially offset by a lower G&A rate as a percentage of home sales revenues.
Equity in Net Income (Loss) of Unconsolidated Joint Ventures
As of June 30, 2018 and 2017, we had ownership interests in 10 and 12 unconsolidated joint ventures, respectively. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company’s share of joint venture loss was $0.1 million for the 2018 second quarter compared to its share of $0.2 million in income for the 2017 period.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2018	2017	Amount	%	2018	2017	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Homebuilding
Operational Data
Net new home orders	42	54	(12)	(22)%	78	93	(15)	(16)%
New homes delivered	36	33	3	9%	68	65	3	5%
Average sales price of homes delivered	$832	$1,038	$(206)	(20)%	$900	$914	$(14)	(2)%

Home sales revenue	$29,938	$34,240	$(4,302)	(13)%	$61,178	$59,386	$1,792	3%
Land sales revenue	3,941	931	3,010	323%	4,714	2,405	2,309	96%
Total revenue	$33,879	$35,171	$(1,292)	(4)%	$65,892	$61,791	$4,101	7%
Net income (loss)	$(286)	$(654)	$368	56%	$518	$(1,518)	$2,036	134%

Selling communities at end of period					7	8	(1)	(13)%
Backlog (dollar value)					$70,851	$70,941	$(90)	—%
Backlog (homes)					90	90	—	—%
Average sales price of backlog					$787	$788	$(1)	—%

Homebuilding lots owned and controlled					273	520	(247)	(48)%
Land development lots owned and controlled					2,305	2,415	(110)	(5)%
Total lots owned and controlled					2,578	2,935	(357)	(12)%

Provision (Benefit) for Income Taxes

For the three and six months ended June 30, 2018, the Company recorded a $0.1 million provision and an $0.8 million benefit for income taxes, respectively. Comparatively, the Company recorded respective tax provisions of $1.0 million and $1.5 million for the three and six months ended June 30, 2017. The Company's effective tax rate for the three and six months ended June 30, 2018, was 36.8% and 59.7%, respectively, and 24.7% and 30.0% before discrete items. For the three and six months ended June 30, 2017, the Company's effective tax rates were 39.4% and 39.1%, respectively, and 38.0% and 38.1% before discrete items. Effective tax rate before discrete items is a non-GAAP measure, please see the table below for a reconciliation to effective tax rate, the nearest GAAP equivalent. The year-over-year decreases of effective tax rates before discrete items for the three and six month periods were the result of the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective for 2018.
The effective tax rates for the three and six months ended June 30, 2018 differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation, and discrete items. Discrete items comprised $0.4 million of the tax benefit for the first half of 2018 and were primarily related to benefits from energy tax credits that were extended in February 2018 for 2017 closings and, to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut. The effective tax rates for the three and six months June 30, 2017 differ from the federal statutory tax rates due primarily to state income taxes, offset partially by the benefit from production activities.
The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. In accordance with ASC 740, Income Taxes ("ASC 740"), the consolidated provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its net deferred tax asset at December 31, 2017 and recorded a noncash, provisional charge of $3.2 million, which was included in the tax provision for fiscal 2017. The Company is currently analyzing the effects of the Tax Act and will update this provisional rate as it completes its analysis. During the 2018 first quarter, the Company recorded an immaterial adjustment to the provisional amount and no such adjustment was made in the 2018 second quarter. Our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period from the date of the Tax Act enactment, as allowed by the SEC.
    As part of the Tax Act, the Company will no longer be able to take certain tax deductions for production activities that reduced our effective tax rate in prior years. Additionally, the Company will be subject to increased deduction limitations on certain executive compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Effective tax rate for The New Home Company Inc.:
Pretax income (loss)	$182	$2,505	$(1,329)	$3,865
(Provision) benefit for income taxes	$(67)	$(988)	$793	$(1,512)
Effective tax rate(1)	36.8%	39.4%	59.7%	39.1%

Effective tax rate for The New Home Company Inc. before discrete items:
(Provision) benefit for income taxes	$(67)	$(988)	$793	$(1,512)
Adjustment for discrete items	22	36	(394)	40
(Provision) benefit for income taxes before discrete items	$(45)	$(952)	$399	$(1,472)
Effective tax rate for The New Home Company Inc. before discrete items(1)	24.7%	38.0%	30.0%	38.1%
(1) Effective tax rate is computed by dividing the (provision) benefit for income taxes by pretax income (loss)

Liquidity and Capital Resources
Overview
Our principal sources of capital for the six months ended June 30, 2018 were cash generated from home sales activities, borrowing from our credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the six months ended June 30, 2018 were land purchases, land development, home construction, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and payment of operating expenses and routine liabilities.
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
We ended the second quarter of 2018 with $90.8 million of cash and cash equivalents, a $32.8 million decrease from December 31, 2017, primarily due to land acquisition and development and home construction costs in excess of proceeds from home sales during the first half of 2018. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of June 30, 2018 and December 31, 2017, we had $10.8 million and $11.3 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $12.3 million and $11.6 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of June 30, 2018, we had outstanding borrowings of $325 million in aggregate principal related to our senior notes and $35 million under our credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limits the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, or common and preferred equity.
Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The Notes will mature on April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933, as amended and are freely tradeable in accordance with applicable law.
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

	June 30, 2018
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.8	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.37	< 2.25 : 1.0
As of June 30, 2018, we were able to satisfy the leverage condition.
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

As of June 30, 2018, we had $35 million outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2018, the interest rate under the Credit Facility was 4.84%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	June 30, 2018
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$90,758	$10,000	(1)
EBITDA to Interest Incurred(2)	1.82	> 1.75 : 1.0
Tangible Net Worth	$258,755	$187,395
Leverage Ratio	51%	< 65%
Adjusted Leverage Ratio(3)	NA	NA

(1)
So long as the Company is in compliance with the interest coverage test, the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million. If the Company is not in compliance with the interest coverage test, the minimum liquidity requirement as of each quarter end measurement date is not less than the trailing 12 month consolidated interest incurred. As of June 30, 2018, the trailing 12 month consolidated interest incurred totaled $26.9 million.

(2)	If the test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred.

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

As of June 30, 2018, we were in compliance with all financial covenants under our Credit Facility.
Stock Repurchase Program
On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. As of June 30, 2018, the Company had repurchased and retired 205,240 shares totaling $2.1 million and had remaining authorization to purchase $12.9 million of common shares.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Total debt, net	$354,402	$318,656
Equity, exclusive of non-controlling interest	258,755	263,990
Total capital	$613,157	$582,646
Ratio of debt-to-capital(1)	57.8%	54.7%

Total debt, net	$354,402	$318,656
Less: cash, cash equivalents and restricted cash	91,325	123,970
Net debt	263,077	194,686
Equity, exclusive of non-controlling interest	258,755	263,990
Total capital	$521,832	$458,676
Ratio of net debt-to-capital(2)	50.4%	42.4%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by total capital (the sum of total debt, net plus equity), exclusive of non-controlling interest.

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

Cash Flows — Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $61.5 million for the six months ended June 30, 2018 versus $71.9 million for the six months ended June 30, 2017. The year-over-year change was primarily a result of a net decrease in cash outflow related to real estate inventories to $53.1 million for the first half of 2018 compared to $74.4 million for the 2017 period. Partially offsetting the positive impact from real estate inventories was a decrease in cash inflows of $6.7 million due to the timing of accounts receivable collections in the 2018 period.

•
Net cash used in investing activities was $3.1 million for the six months ended June 30, 2018 compared to $4.7 million for the six months ended June 30, 2017. The decrease is primarily due to a reduction of net contributions and advances to unconsolidated joint ventures. Net contributions and advances were $3.1 million in the first half of 2018 compared to $5.6 million during the same period in 2017. Net contributions were down year-over-year due to the partial repayment of an advance from an unconsolidated joint venture in the 2018 period.

•
Net cash provided by financing activities was $32.0 million for the six months ended June 30, 2018 versus $199.5 million for the six months ended June 30, 2017. The higher amount in 2017 reflects the net proceeds from the issuance of $325 million of our Senior Notes due 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of June 30, 2018, we had $31.7 million of nonrefundable and $1.0 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $302.9 million, net of deposits ("Aggregate Remaining Purchase Price"). These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets. In addition, the Company has agreed to liquidated damages of up to $9.1 million should the Company not fulfill its obligations under a contract to control $53.1 million of land under an option contract, which is included in the Aggregate Remaining Purchase Price noted above.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2018 and December 31, 2017, $31.3 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $5.0 million and $6.7 million, respectively, as of June 30, 2018 and December 31, 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
For more information about our off-balance sheet arrangements, please see Note 11 to our condensed consolidated financial statements.
As of June 30, 2018, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of June 30, 2018. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of June 30, 2018:

			June 30, 2018
	Year Formed	Location		Total Joint Venture			NWHM Equity (2)	Debt-to-Total Capital-ization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(3)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	2,408	—	543	163	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(4)	2012	Santa Clarita, CA	10%	1,288	—	723	181	—%	N/A	—	—
TNHC Newport LLC (Meridian)(4)	2013	Newport Beach, CA	12%	2,234	—	1,615	292	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	80,888	18,866	56,913	5,693	25%	Yes	—	201
TNHC Russell Ranch LLC (Russell Ranch)(4)(5)	2013	Folsom, CA	35%	104,330	24,523	72,177	27,048	25%	No	11,333	870
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	1,793	—	1,006	468	—%	N/A	—	—
Calabasas Village LP (Avanti)(4)	2013	Calabasas, CA	10%	40,547	9,510	29,993	2,998	24%	No	—	22
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	7,803	—	6,119	2,141	—%	N/A	—	16
Arantine Hills Holdings LP (Bedford)(4)(5)	2014	Corona, CA	5%	183,236	—	170,974	8,549	—%	N/A	1,080	1,419
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	57,187	22,717	32,191	8,566	41%	Yes	—	50
Total Unconsolidated Joint Ventures				$481,714	$75,616	$372,254	$56,099	17%		$12,413	2,578

(1)
The carrying value of the debt is presented net of $0.2 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of June 30, 2018 are as follows: $35.0 million matures in 2018 and $40.8 million matures in 2019. The Mountain Shadows project has multiple debt instruments, some of which do not have LTV maintenance agreements.

(2)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $2.4 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(3)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of June 30, 2018. Actual contributions may differ materially.

(4)
Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the condensed consolidated financial statements.

(5)	Land development joint venture.
As of June 30, 2018, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and six months ended June 30, 2018.

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
At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)(1)
April 1, 2018 to April 30, 2018	—	$—	—	—
May 1, 2018 to May 31, 2018	125,364	$10.09	125,364	$13,735
June 1, 2018 to June 30, 2018	79,876	$10.06	79,876	$12,932
Total	205,240	$10.08	205,240

(1) On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. The Repurchase Program was announced on May 14, 2018. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The board of directors did not fix any expiration date for the Repurchase Program.

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

3.2	State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 1, 2016)

3.3	Amended and Restated Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 1, 2016)

4.1
Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on January 24, 2014))

4.2
Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.3
Amendment No. 1 to Investor Rights Agreement among The New Home Company Inc., IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP, H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz in their individual capacities and as successors in interest to TNHC Partners LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 23, 2018)

10.1*†	Second Amendment to Restated Consulting Agreement, dated May 18, 2018, among The New Home Company Inc., Mendocino Group, Inc. and Joseph Davis
10.2	The New Home Company Inc. Amended and Restated 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 23, 2018)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**
Furnished herewith. The information in Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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
Date: August 3, 2018