Form 10-Q
period 2018-09-30
New Home Co Inc.
filed 2018-10-31
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of October 29, 2018: 20,438,409

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and cash equivalents	$44,070	$123,546
Restricted cash	795	424
Contracts and accounts receivable	20,857	23,224
Due from affiliates	1,235	1,060
Real estate inventories	562,315	416,143
Investment in and advances to unconsolidated joint ventures	53,344	55,824
Other assets	26,186	24,291
Total assets	$708,802	$644,512

Liabilities and equity
Accounts payable	$38,681	$23,722
Accrued expenses and other liabilities	30,131	38,054
Unsecured revolving credit facility	62,000	—
Senior notes, net	319,775	318,656
Total liabilities	450,587	380,432
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,438,409 and 20,876,837, shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	204	209
Additional paid-in capital	195,164	199,474
Retained earnings	62,771	64,307
Total stockholders' equity	258,139	263,990
Non-controlling interest in subsidiary	76	90
Total equity	258,215	264,080
Total liabilities and equity	$708,802	$644,512
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Home sales	$119,874	$114,622	$316,771	$280,957
Fee building, including management fees from unconsolidated joint ventures of $859, $1,324, $2,511 and $3,755, respectively	39,240	43,309	121,129	146,107
	159,114	157,931	437,900	427,064
Cost of Sales:
Home sales	102,124	95,992	274,496	238,545
Home sales impairments	—	—	—	1,300
Fee building	38,124	41,808	117,861	141,633
	140,248	137,800	392,357	381,478

Gross Margin:
Home sales	17,750	18,630	42,275	41,112
Fee building	1,116	1,501	3,268	4,474
	18,866	20,131	45,543	45,586

Selling and marketing expenses	(9,206)	(6,860)	(25,311)	(18,237)
General and administrative expenses	(6,184)	(6,465)	(18,182)	(17,150)
Equity in net income of unconsolidated joint ventures	34	99	249	606
Other income (expense), net	(110)	69	(228)	34
Pretax income	3,400	6,974	2,071	10,839
Provision for income taxes	(944)	(2,656)	(151)	(4,168)
Net income	2,456	4,318	1,920	6,671
Net loss attributable to non-controlling interest	3	—	14	10
Net income attributable to The New Home Company Inc.	$2,459	$4,318	$1,934	$6,681

Earnings per share attributable to The New Home Company Inc.:
Basic	$0.12	$0.21	$0.09	$0.32
Diluted	$0.12	$0.21	$0.09	$0.32
Weighted average shares outstanding:
Basic	20,693,473	20,876,315	20,859,402	20,839,507
Diluted	20,762,441	20,999,673	20,970,050	20,949,499
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Stockholders’ Equity Three Months Ended September 30					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2017	20,875,666	$209	$197,983	$49,518	$247,710	$91	$247,801
Net income	—	—	—	4,318	4,318	—	4,318
Stock-based compensation expense	—	—	780	—	780	—	780
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(555)	—	(6)	—	(6)	—	(6)
Shares issued through stock plans	1,512	—	—	—	—	—	—
Balance at September 30, 2017	20,876,623	$209	$198,757	$53,836	$252,802	$91	$252,893

Balance at June 30, 2018	20,855,778	$209	$198,234	$60,312	$258,755	$79	$258,834
Net income (loss)	—	—	—	2,459	2,459	(3)	2,456
Stock-based compensation expense	—	—	622	—	622	—	622
Shares net settled with the Company to satisfy minimum employee personal income tax liabilities resulting from share based compensation plans	(510)	—	(5)	—	(5)	—	(5)
Shares issued through stock plans	1,512	—	—	—	—	—	—
Repurchase of common stock	(418,371)	(5)	(3,687)	—	(3,692)	—	(3,692)
Balance at September 30, 2018	20,438,409	$204	$195,164	$62,771	$258,139	$76	$258,215

	Stockholders’ Equity Nine Months Ended September 30					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$101	$244,624
Net income (loss)	—	—	—	6,681	6,681	(10)	6,671
Stock-based compensation expense	—	—	2,086	—	2,086	—	2,086
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(55,962)	—	(590)	—	(590)	—	(590)
Shares issued through stock plans	220,419	2	100	—	102	—	102
Balance at September 30, 2017	20,876,623	$209	$198,757	$53,836	$252,802	$91	$252,893

Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606 and ASU 2018-07 (see Note 1)	—	—	(18)	(3,347)	(3,365)	—	(3,365)
Net income (loss)	—	—		1,934	1,934	(14)	1,920
Stock-based compensation expense	—	—	2,326	—	2,326	—	2,326
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(86,692)	—	(982)	—	(982)	—	(982)
Shares issued through stock plans	271,875	2	(2)	—	—	—	—
Repurchase of common stock	(623,611)	(7)	(5,634)	(123)	(5,764)	—	(5,764)
Balance at September 30, 2018	20,438,409	$204	$195,164	$62,771	$258,139	$76	$258,215

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$1,920	$6,671
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(1,481)	(54)
Amortization of stock-based compensation	2,326	2,086
Distributions of earnings from unconsolidated joint ventures	715	1,588
Inventory impairments	—	1,300
Abandoned project costs	81	238
Equity in net income of unconsolidated joint ventures	(249)	(606)
Deferred profit from unconsolidated joint ventures	136	560
Depreciation and amortization	4,497	344
Net changes in operating assets and liabilities:
Contracts and accounts receivable	2,367	13,448
Due from affiliates	(247)	504
Real estate inventories	(138,632)	(179,607)
Other assets	(8,324)	(3,766)
Accounts payable	14,959	2,859
Accrued expenses and other liabilities	(14,036)	(6,257)
Net cash used in operating activities	(135,968)	(160,692)
Investing activities:
Purchases of property and equipment	(215)	(145)
Cash assumed from joint venture at consolidation	—	995
Contributions and advances to unconsolidated joint ventures	(12,670)	(21,296)
Distributions of capital and repayment of advances from unconsolidated joint ventures	14,316	13,650
Interest collected on advances to unconsolidated joint ventures	178	468
Net cash provided by (used in) investing activities	1,609	(6,328)
Financing activities:
Borrowings from credit facility	115,000	72,000
Repayments of credit facility	(53,000)	(190,000)
Proceeds from senior notes	—	324,465
Payment of debt issuance costs	—	(7,382)
Repurchases of common stock	(5,764)	—
Tax withholding paid on behalf of employees for stock awards	(982)	(590)
Proceeds from exercise of stock options	—	102
Net cash provided by financing activities	55,254	198,595
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,105)	31,575
Cash, cash equivalents and restricted cash – beginning of period	123,970	31,081
Cash, cash equivalents and restricted cash – end of period	$44,865	$62,656
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

Restricted Cash

Restricted cash of $0.8 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$44,070	$62,443
Restricted cash	795	213
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$44,865	$62,656

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

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value. We calculate the fair value of real estate inventories using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the nine months ended September 30, 2017, we recorded an impairment charge of $1.3 million relating to one community in Southern California. For additional detail regarding the impairment charge, please see Note 4.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2018 and 2017, one customer comprised 93%, 95%, 97%, and 97%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of September 30, 2018 and December 31, 2017, one customer comprised 65% and 49% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

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

As of September 30, 2018 and December 31, 2017, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we reassess on an ongoing basis whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of September 30, 2018 and December 31, 2017, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of September 30, 2018, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company with an exception for the requirements of ASC 606 which our joint ventures had not adopted at September 30, 2018.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and nine months ended September 30, 2018 and 2017, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, no allowance was recorded related to contracts and accounts receivable.

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

Each quarter we access our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and the planning alternatives, to the extent these items are applicable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At September 30, 2018, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of September 30, 2018, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

In June of 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which expanded the scope of ASC 718 to include share-based payments for acquiring goods and services from nonemployees, with certain exceptions. Under ASC 718, the measurement date for equity-classified, share-based awards is generally the grant date of the award. The Company early adopted ASU 2018-07 on April 1, 2018, at which time Mr. Stelmar's award was the only nonemployee award outstanding. In accordance with the transition guidance, the Company assessed Mr. Stelmar's award for which a measurement date had not been established. The outstanding award was re-measured to fair value as of the April 1, 2018 adoption date. The adoption of ASU 2018-07 provides administrative relief by fixing the remaining unamortized expense of the award and eliminating the requirement to quarterly re-measure the Company's one remaining nonemployee award. The Company adopted this standard on a modified retrospective basis booking a cumulative-effect adjustment of an $18,000 increase to retained earnings and equal

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

decrease to additional paid-in capital as of the beginning of the 2018 fiscal year. The remaining unamortized expense for Mr. Stelmar's award as of September 30, 2018 was $62,000.

Stock Retirement
When shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is determined by applying a percentage, which is determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in capital as of the retirement date. The residual, if any, is allocated to retained earnings as of the retirement date.
During the three and nine months ended September 30, 2018, the Company repurchased and retired 418,371 and 623,611 shares of its common stock at an aggregate purchase price of $3.7 million and $5.8 million, respectively. The shares were returned to the status of authorized but unissued.

Dividends
No dividends were paid on our common stock during the three and nine months ended September 30, 2018 and September 30, 2017. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

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
In May 2014, the FASB issued ASC 606, which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASC 606, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, ASC 606 supersedes existing industry-specific accounting literature relating to how a company expenses certain selling and marketing costs. Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective approach.
Under the modified retrospective approach, the Company recognized the cumulative effect of initially applying the new standard as a $3.4 million, tax-effected decrease to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported as it was previously, under the appropriate accounting standards in effect for those periods. The adjustment to retained earnings related to a $4.7 million write-down of certain recoverable selling and marketing costs included in other assets that were formerly capitalized under ASC 970, but that no longer qualify for capitalization under the Company's accounting policy reflecting the changes upon the adoption of ASC 606. As a result of this write-down, the Company's deferred tax asset increased by $1.3 million. For the three and nine months ended September 30, 2018, the Company expensed $0.5 million and $1.8 million, respectively, in selling and marketing costs that would have been capitalized and expensed over the underlying home closings under ASC 970. For the three and nine months ended September 30, 2018, the Company depreciated $0.3 million and $1.1 million, respectively, less in selling and marketing expenses for its capitalized selling and marketing assets than it would have if these expenses were recognized as required by the guidance in ASC 970. In addition, the accounting policy change resulted in depreciation expense for capitalized selling and marketing assets to be included in the line item "depreciation and amortization" in the condensed consolidated statement of cash flows for the nine months ended September 30, 2018, compared to including the expense in the net change to other assets line item. The adoption of ASC 606 did not have a material impact on other areas of the Company's condensed consolidated balance sheet and statement of cash flows for the nine months ended September 30, 2018 or the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). ASC 842 will require organizations that lease assets (referred to as "lessees") to present lease assets and lease liabilities on the balance sheet at their

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The standard is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and requires full retrospective application upon adoption. The Company is currently evaluating the impact of ASU 2016-13 and expects no material impact to its consolidated financial statements as a result of adoption.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"), which amends Income Taxes (Topic 740) by incorporating the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with SAB 118. Please see Note 14.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 and expects no material impact to the consolidated financial statements as a result of adoption.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Computation of Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to The New Home Company Inc.	$2,459	$4,318	$1,934	$6,681

Denominator:
Basic weighted-average shares outstanding	20,693,473	20,876,315	20,859,402	20,839,507
Effect of dilutive shares:
Stock options and unvested restricted stock units	68,968	123,358	110,648	109,992
Diluted weighted-average shares outstanding	20,762,441	20,999,673	20,970,050	20,949,499

Basic earnings per share attributable to The New Home Company Inc.	$0.12	$0.21	$0.09	$0.32
Diluted earnings per share attributable to The New Home Company Inc.	$0.12	$0.21	$0.09	$0.32

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	952,882	831,270	931,310	838,572

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$117,861	$184,827
Estimated earnings	3,268	5,497
	121,129	190,324
Less: amounts collected during the period	(107,662)	(178,704)
Contracts receivable	$13,467	$11,620

Contracts receivable:
Billed	$—	$—
Unbilled	13,467	11,620
	13,467	11,620
Accounts receivable:
Escrow receivables	6,146	11,554
Other receivables	1,244	50
Contracts and accounts receivable	$20,857	$23,224
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of September 30, 2018

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and December 31, 2017 are expected to be billed and collected within 30 days. Accounts payable at September 30, 2018 and December 31, 2017 includes $12.6 million and $11.3 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories
Real estate inventories are summarized as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deposits and pre-acquisition costs	$19,144	$35,846
Land held and land under development	78,031	47,757
Homes completed or under construction	408,636	302,884
Model homes	56,504	29,656
	$562,315	$416,143

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.9 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively.
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
In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist. For the nine months ended September 30, 2017, the Company recognized real estate-related impairments of $1.3 million in cost of sales resulting in a decrease of the same amount to pretax income (loss) for our homebuilding segment. Fair value for the homebuilding project impaired during the nine months ended September 30, 2017 was calculated under a discounted cash flow model with project cash flows discounted at an 8% rate. The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Inventory impairments:
Home sales	$—	$—	$—	$1,300
Total inventory impairments	$—	$—	$—	$1,300

Remaining carrying value of inventory impaired at period end	$—	$—	$—	$11,310
Number of projects impaired during the period	—	—	—	1
Total number of projects subject to periodic impairment review during the period (1)	26	26	26	26

(1) Represents the peak number of real estate projects that we had during each respective period. The number of projects outstanding at the end of each period may be less than the number of projects listed herein.

The home sales impairment of $1.3 million for the nine month period ended September 30, 2017 related to homes completed or under construction for one active homebuilding community located in Southern California. This community was experiencing a slow monthly sales absorption rate, and the Company determined that additional incentives were required to sell the remaining homes at estimated aggregate sales prices that would be lower than its previous carrying value.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Capitalized Interest
Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. For the three and nine months ended September 30, 2018 and 2017 interest incurred, capitalized and expensed was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest incurred	$7,270	$6,780	$20,598	$15,217
Interest capitalized to inventory	(7,270)	(6,232)	(19,614)	(13,982)
Interest capitalized to investment in unconsolidated joint ventures	—	(548)	(984)	(1,235)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$22,288	$10,821	$16,453	$6,342
Interest capitalized as a cost of inventory	7,270	6,232	19,614	13,982
Capitalized interest acquired from unconsolidated joint venture at consolidation	—	76	—	76
Capitalized interest transferred from investment in unconsolidated joint venture to inventory upon lot acquisition	505	—	510	—
Previously capitalized interest included in cost of home sales	(4,296)	(2,448)	(10,810)	(5,719)
Capitalized interest in ending inventory	$25,767	$14,681	25,767	14,681

Capitalized interest in beginning investment in unconsolidated joint ventures	$2,402	$687	$1,472	$—
Interest capitalized to investment in unconsolidated joint ventures	—	548	984	1,235
Capitalized interest transferred from investment in unconsolidated joint venture to inventory upon consolidation	—	(76)	—	(76)
Capitalized interest transferred from investment in unconsolidated joint venture to inventory upon lot acquisition	(505)	—	(510)	—
Previously capitalized interest included in equity in net income of unconsolidated joint ventures	(33)	(5)	(82)	(5)
Capitalized interest in ending investment in unconsolidated joint ventures	1,864	1,154	1,864	1,154
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$27,631	$15,835	$27,631	$15,835

Capitalized interest as a percentage of inventory	4.6%	3.1%	4.6%	3.1%
Interest included in cost of home sales as a percentage of home sales revenue	3.6%	2.1%	3.5%	2.0%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	3.5%	2.0%	3.5%	2.0%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Investments in and Advances to Unconsolidated Joint Ventures

As of September 30, 2018 and December 31, 2017, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$26,023	$30,017
Restricted cash	19,389	15,041
Real estate inventories	420,142	396,850
Other assets	2,989	3,942
Total assets	$468,543	$445,850

Accounts payable and accrued liabilities	$39,265	$34,959
Notes payable	68,970	78,341
Total liabilities	108,235	113,300
The New Home Company's equity	51,480	50,523
Other partners' equity	308,828	282,027
Total equity	360,308	332,550
Total liabilities and equity	$468,543	$445,850
Debt-to-capitalization ratio	16.1%	19.1%
Debt-to-equity ratio	19.1%	23.6%

As of September 30, 2018 and December 31, 2017, the Company had advances outstanding of approximately $0 and $3.8 million, respectively, to one of its unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances related to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues	$55,467	$45,889	$121,359	$107,680
Cost of sales and expenses	55,636	45,463	121,010	108,772
Net income (loss) of unconsolidated joint ventures	$(169)	$426	$349	$(1,092)
Equity in net income of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$34	$99	$249	$606

For the three and nine months ended September 30, 2018 and 2017, the Company earned $0.9 million, $2.5 million, $1.3 million, and $3.8 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12 - "Related Party Transactions."

In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly-owned subsidiary of the Company. The purchase consideration and

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories at September 30, 2018 and December 31, 2017.

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

7.    Other Assets
Other assets consist of the following:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)

Property, equipment and capitalized selling and marketing costs, net(1)(2)	$10,743	$603
Deferred tax asset, net	7,798	6,317
Prepaid income taxes	307	—
Prepaid expenses	6,136	4,937
Warranty insurance receivable(3)	1,202	1,202
Capitalized selling and marketing costs(1)(4)	—	11,232
	$26,186	$24,291

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

(2)
The Company depreciated $1.8 million and $4.2 million of capitalized selling and marketing costs to selling and marketing expenses during the three and nine months ended September 30, 2018, respectively. The Company depreciated $0.1 million, $0.3 million, $0.1 million and $0.3 million of property and equipment to general and administrative expenses during the three and nine months ended September 30, 2018 and 2017, respectively.

(3)	Of the $1.2 million amount for December 31, 2017, approximately $0.6 million related to 2016 estimated warranty insurance recoveries. For further discussion, please see Note 8.

(4)
The Company amortized $1.8 million and $5.1 million of capitalized selling and marketing costs to selling and marketing expenses during the three and nine months ended September 30, 2017, respectively.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Warranty accrual(1)	$7,101	$6,859
Accrued compensation and benefits	3,735	9,164
Accrued interest	12,329	6,217
Completion reserve	2,864	5,792
Income taxes payable	—	6,368
Deferred profit from unconsolidated joint ventures	—	136
Other accrued expenses	4,102	3,518
	$30,131	$38,054

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

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,776	$5,076	$6,634	$4,608
Warranty provision for homebuilding projects	529	411	1,515	1,013
Warranty assumed from joint ventures at consolidation	—	—	—	358
Warranty payments for homebuilding projects	(417)	(279)	(1,261)	(771)
Ending warranty accrual for homebuilding projects	6,888	5,208	6,888	5,208

Beginning warranty accrual for fee building projects	222	323	225	323
Warranty provision for fee building projects	—	—	—	—
Warranty efforts for fee building projects	(9)	—	(12)	—
Ending warranty accrual for fee building projects	213	323	213	323
Total ending warranty accrual	$7,101	$5,531	$7,101	$5,531

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Senior Notes and Unsecured Revolving Credit Facility
Notes payable consisted of the following:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$319,775	$318,656
Unsecured revolving credit facility	62,000	—
Total Notes Payable	$381,775	$318,656

The carrying amount of our Senior Notes listed above at September 30, 2018 is net of the unamortized discount of $1.8 million, unamortized premium of $1.4 million, and unamortized debt issuance costs of $4.9 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. The carrying amount for the Senior Notes listed above at December 31, 2017, is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and unamortized debt issuance costs of $5.9 million. Debt issuance costs for the unsecured revolving credit facility are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million, subject to certain conditions, including the availability of bank commitments. As of September 30, 2018, we had $62.0 million of outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2018, the interest rate under the Credit Facility was 5.26%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred. As of September 30, 2018, the Company was in compliance with all financial covenants.
The Credit Facility also provides a $25 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of September 30, 2018 and December 31, 2017, the Company had $3.4 million in outstanding letters of credit issued under the Credit Facility.

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's Notes and Credit Facility. The Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources. The Company's Credit Facility is classified as Level 3 within the fair value hierarchy. The Company had an outstanding balance of $62.0 million under its Credit Facility at September 30, 2018, and the estimated fair value of the outstanding balance approximated the carrying value due to the short-term nature of LIBOR contracts.

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$319,775	$332,313	$318,656	$336,375
Unsecured revolving credit facility	$62,000	$62,000	$—	$—

(1) The carrying value for the Senior Notes, as presented at September 30, 2018, is net of the unamortized discount of $1.8 million, unamortized premium of $1.4 million, and unamortized debt issuance costs of $4.9 million. The carrying value for the Senior Notes, as presented at December 31, 2017, is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and unamortized debt issuance costs of $5.9 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.
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
Non-Recurring Fair Value Adjustments
Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the nine months ended September 30, 2017, the Company recognized a real estate-related impairment adjustment of $1.3 million related to one homebuilding community. The impairment adjustment was made using Level 3 inputs and assumptions, and the carrying value of the real estate inventories subject to the 2017 impairment adjustment was $11.3 million at September 30, 2017.

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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2018 and December 31, 2017, $40.1 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $6.7 million and $6.7 million, respectively, as of September 30, 2018 and December 31, 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2018 and December 31, 2017, the Company had outstanding surety bonds totaling $46.6 million and $52.1 million, respectively. The estimated remaining costs to complete of such improvements as of September 30, 2018 and December 31, 2017 were $15.6 million and $24.4 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

12. Related Party Transactions
During the three and nine months ended September 30, 2018 and 2017, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.3 million, $4.9 million, $1.8 million and $5.8 million, respectively. As of September 30, 2018 and December 31, 2017, $0.2 million and $0.1 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and nine months ended September 30, 2018 and 2017, the Company earned $0.9 million, $2.5 million, $1.3 million and $3.8 million,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, $0.1 million and $0.3 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC, and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC and TNHC Russell Ranch LLC ("Russell Ranch"). A former member of the Company's board of directors is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of September 30, 2018, the Company's investment in these five unconsolidated joint ventures totaled $36.7 million. During the 2017 second quarter, the Bedford joint venture agreement was amended to increase the Company's funding obligation by $4.0 million over the existing contribution cap. During the 2017 third quarter, the Company amended the Russell Ranch joint venture agreement pursuant to which it, among other things, agreed to acquire lots in Phase 1 of the project which were taken down in July 2018. At December 31, 2017, the Company had a $5.1 million nonrefundable deposit outstanding related to this purchase, which was subsequently applied to the $34.0 million purchase price of the land.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and nine months ended September 30, 2018 and 2017, the Company incurred $0.1 million, $0.3 million, $0.1 million and $0.4 million, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0, $0.4 million, $0.1 million and $0.7 million, respectively, for these services. Of these costs, $6,000 and $11,000 was due to TL Fab LP from the Company at September 30, 2018 and December 31, 2017, respectively, and $0 was due to TL Fab LP from the Company's unconsolidated joint ventures at both September 30, 2018 and December 31, 2017.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots with the Company having an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures which is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At September 30, 2018 and December 31, 2017, $0 and $0.1 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets as deferred profit from unconsolidated joint ventures for lot transactions between the Company and its TNHC-HW Cannery LLC ("Cannery") unconsolidated joint venture. In addition, at September 30, 2018, $0.4 million of deferred gain from lot transactions with the Cannery, Bedford and Russell Ranch unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets. At December 31, 2017, $0.5 million, of deferred gain from the Cannery lot transactions remained unrecognized and was included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with the Cannery requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the nine months ended September 30, 2017, the Company was refunded $0.2 million from the Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation. As of September 30, 2018 and December 31, 2017, no profit participation was due to the Cannery. Also per the purchase agreement, the Company was reimbursed $0.1 million in fee credits from the Cannery during 2018. As of September 30, 2018 and December 31, 2017, $0 and $0.1 million, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, he is compensated $5,000 per month. His current agreement terminates on June 26, 2019 with the option to extend the agreement one year, if mutually consented to by the

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

parties. Either party may terminate the agreement at any time for any or no reason. At September 30, 2018, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a fee building contract pursuant to which the Company acts in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs. During the three and nine months ended September 30, 2018, the Company billed the Davis Family Trust $1.1 million and $1.8 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $33,000 and $50,000 of the total billings for the three and nine months ended September 30, 2018, respectively. The Company recorded $1.1 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, for the cost of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At September 30, 2018 and December 31, 2017, the Company was due $0.9 million and $0.5 million, respectively, from the Davis Family Trust for construction draws, which are included in due from affiliates in the accompanying condensed consolidated balance sheets.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar is compensated $6,000 per month. The current term is through August 17, 2019 and may be extended upon mutual consent of the parties. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 will continue to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At September 30, 2018 and December 31, 2017, no fees were due to Mr. Stelmar for his consulting services.

On June 29, 2015, the Company formed a new unconsolidated joint venture, TNHC Tidelands LLC ("Tidelands"), and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the three and nine months ended September 30, 2017, $0.1 million and $0.2 million, respectively, of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures. During the third quarter of 2017, the Company acquired its partner's equity interest in the Tidelands joint venture. As part of this transaction, the remaining deferred profit was written off, and at December 31, 2017, no deferred profit remained unrecognized or was included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
As of September 30, 2018 and December 31, 2017, the Company had advances outstanding of approximately $0 and $3.8 million, respectively, to an unconsolidated joint venture, Encore McKinley. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the three and nine months ended September 30, 2018 and 2017, the Company earned $0, $0.1 million, $0.1 million and $0.4 million, respectively, in interest income on the unsecured promissory note which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, $0 and $34,000, respectively, of interest income was due to the Company and included in due from affiliates in the accompanying condensed consolidated balance sheets.
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
The Company entered into two transactions in each 2018 and 2017 to purchase land from affiliates of IHP Capital Partners VI, LLC, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The first 2017 agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of September 30, 2018, the Company has taken down approximately one-third of the lots and has a $0.6 million nonrefundable deposit outstanding on the remaining lots. The second 2017 transaction allows

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company to purchase finished lots in Northern California which includes customary profit participation and is structured as a rolling option takedown. The total purchase price, including the cost for the finished lot development and the rolling option, is expected to be approximately $56.1 million, and depends on timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period. As of September 30, 2018, the Company has made a $0.3 million nonrefundable deposit, reimbursed the owner $0.1 million for fees and costs, paid $1.9 million in option payments, and had taken down approximately 4% of the lots. In 2018, the Company agreed to purchase finished lots in Northern California for a gross purchase price of $8.0 million with additional profit participation, marketing fees and certain reimbursements due to the seller as outlined in the agreement. At September 30, 2018, the Company had a $0.1 million nonrefundable deposit outstanding related to this project and had not taken down any lots. Also during 2018, the Company entered an agreement to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. The Company has an outstanding, refundable deposit of $0.3 million related to this contract and had not taken down any lots as of September 30, 2018.
In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly-owned subsidiary of the Company. There was no remeasurement gain or loss on our unconsolidated interest prior to the change in control. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories at September 30, 2018 and December 31, 2017.
In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one former member of the Company's board of directors for the option to purchase lots in phased takedowns. As of September 30, 2018, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation due to seller as outlined in the contract. The Company has taken down approximately one-third of the contracted lots and $0.9 million of the nonrefundable deposit remains outstanding.

FMR LLC beneficially owns over 10% of the Company's common stock, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the three and nine months ended September 30, 2018 and 2017, the Company paid Fidelity approximately $5,000, $14,000, $4,000 and $11,000, respectively, for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $2,000, $6,000, $2,000 and $4,000 for the three and nine ended September 30, 2018 and 2017, respectively, for record keeping and investment management services.

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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of September 30, 2018, 51,681 shares remain available for grant under the 2014 Incentive Plan and 1,465,834 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.
A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2018 and 2017 is presented below:

	Nine Months Ended September 30,
	2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	826,498	$11.00	835,786	$11.00
Granted	—	$—	—	$—
Exercised	—	$—	(9,288)	$11.00
Forfeited	(5,028)	$11.00	—	$—
Outstanding, end of period	821,470	$11.00	826,498	$11.00
Exercisable, end of period	821,470	$11.00	826,498	$11.00

A summary of the Company’s restricted stock unit activity as of and for the nine months ended September 30, 2018 and 2017 is presented below:

	Nine Months Ended September 30,
	2018		2017
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	562,082	$10.72	474,989	$10.66
Granted	179,268	$11.24	343,933	$10.84
Vested	(271,875)	$11.02	(211,131)	$10.75
Forfeited	(248)	$10.05	(26,194)	$10.82
Outstanding, end of period	469,227	$10.75	581,597	$10.72

A summary of the Company’s performance share unit activity as of and for the nine months ended September 30, 2018 is presented below:

	Nine Months Ended September 30,
	2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	—	$—
Granted (at target)	125,422	$11.68
Vested	—	$—
Forfeited	—	$—
Outstanding, end of period (at target)	125,422	$11.68

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Expense related to:
Stock options	$—	$—	$—	$11
Restricted stock units and performance share units	622	780	2,326	2,075
	$622	$780	$2,326	$2,086
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
At September 30, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through 2021 is $3.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14.     Income Taxes
For the three and nine months ended September 30, 2018, the Company recorded a provision for income taxes of $0.9 million and $0.2 million, respectively. Comparatively, the Company recorded respective tax provisions of $2.7 million and $4.2 million for the three and nine months ended September 30, 2017. The Company's effective tax rate for the three and nine months ended September 30, 2018, was 27.8% and 7.3%, respectively. For the three and nine months ended September 30, 2017, the Company's effective tax rates were 38.1% and 38.5%, respectively.
The effective tax rates for the three and nine months ended September 30, 2018 differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations and discrete items. Discrete items comprised $0.5 million of the tax benefit for the nine months ended September 30, 2018 and were primarily related to benefits from energy tax credits that were extended in February 2018 for 2017 closings and, to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut. The effective tax rates for the three and nine months September 30, 2017 differ from the federal statutory tax rates due primarily to state income taxes, offset partially by the benefit from production activities.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues:
Homebuilding	$119,874	$114,622	$316,771	$280,957
Fee building, including management fees	39,240	43,309	121,129	146,107
Total	$159,114	$157,931	$437,900	$427,064

Pretax income (loss):
Homebuilding	$2,284	$5,473	$(1,197)	$6,365
Fee building, including management fees	1,116	1,501	3,268	4,474
Total	$3,400	$6,974	$2,071	$10,839

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Homebuilding	$692,224	$631,087
Fee building	16,578	13,425
Total	$708,802	$644,512

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$7,000	$9,700
Supplemental disclosures of non-cash transactions
Assets assumed from unconsolidated joint ventures	$—	$3,877
Liabilities and equity assumed from unconsolidated joint ventures	$—	$4,872

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$15,690	$28,212	$168	$—	$44,070
Restricted cash	—	795	—	—	795
Contracts and accounts receivable	10	22,411	—	(1,564)	20,857
Intercompany receivables	178,562	—	—	(178,562)	—
Due from affiliates	—	1,235	—	—	1,235
Real estate inventories	—	562,315	—	—	562,315
Investment in and advances to unconsolidated joint ventures	—	53,344	—	—	53,344
Investment in subsidiaries	447,082	—	—	(447,082)	—
Other assets	12,660	13,531	—	(5)	26,186
Total assets	$654,004	$681,843	$168	$(627,213)	$708,802

Liabilities and equity
Accounts payable	$94	$38,585	$2	$—	$38,681
Accrued expenses and other liabilities	13,996	17,604	90	(1,559)	30,131
Intercompany payables	—	178,562	—	(178,562)	—
Due to affiliates	—	10	—	(10)	—
Unsecured revolving credit facility	62,000	—	—	—	62,000
Senior notes, net	319,775	—	—	—	319,775
Total liabilities	395,865	234,761	92	(180,131)	450,587
Stockholders' equity	258,139	447,082	—	(447,082)	258,139
Non-controlling interest in subsidiary	—	—	76	—	76
Total equity	258,139	447,082	76	(447,082)	258,215
Total liabilities and equity	$654,004	$681,843	$168	$(627,213)	$708,802

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$99,586	$23,772	$188	$—	$123,546
Restricted cash	—	424	—	—	424
Contracts and accounts receivable	10	24,238	—	(1,024)	23,224
Intercompany receivables	129,414	—	—	(129,414)	—
Due from affiliates	—	1,060	—	—	1,060
Real estate inventories	—	416,143	—	—	416,143
Investment in and advances to unconsolidated joint ventures	—	55,824	—	—	55,824
Investment in subsidiaries	356,443	—	—	(356,443)	—
Other assets	8,464	15,827	—	—	24,291
Total assets	$593,917	$537,288	$188	$(486,881)	$644,512

Liabilities and equity
Accounts payable	$237	$23,479	$6	$—	$23,722
Accrued expenses and other liabilities	11,034	27,954	80	(1,014)	38,054
Intercompany payables	—	129,414	—	(129,414)	—
Due to affiliates	—	10	—	(10)	—
Senior notes, net	318,656	—	—	—	318,656
Total liabilities	329,927	180,857	86	(130,438)	380,432
Stockholders' equity	263,990	356,431	12	(356,443)	263,990
Non-controlling interest in subsidiary	—	—	90	—	90
Total equity	263,990	356,431	$102	(356,443)	264,080
Total liabilities and equity	$593,917	$537,288	$188	$(486,881)	$644,512

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$119,874	$—	$—	$119,874
Fee building	—	39,240	—	—	39,240
	—	159,114	—	—	159,114
Cost of Sales:
Home sales	—	102,124	—	—	102,124
Fee building	—	38,124	—	—	38,124
	—	140,248	—	—	140,248

Gross Margin:
Home sales	—	17,750	—	—	17,750
Fee building	—	1,116	—	—	1,116
	—	18,866	—	—	18,866
Selling and marketing expenses	—	(9,206)	—	—	(9,206)
General and administrative expenses	1,183	(7,367)	—	—	(6,184)
Equity in net income of unconsolidated joint ventures	—	34	—	—	34
Equity in net income of subsidiaries	1,796	—	—	(1,796)	—
Other income (expense), net	(13)	(97)	—	—	(110)
Pretax income	2,966	2,230	—	(1,796)	3,400
Provision for income taxes	(507)	(437)	—	—	(944)
Net income	2,459	1,793	—	(1,796)	2,456
Net loss attributable to non-controlling interest in subsidiary	—	—	3	—	3
Net income attributable to The New Home Company Inc.	$2,459	$1,793	$3	$(1,796)	$2,459

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$114,622	$—	$—	$114,622
Fee building	—	43,309	—	—	43,309
	—	157,931	—	—	157,931
Cost of Sales:
Home sales	—	95,992	—	—	95,992
Fee building	364	41,444	—	—	41,808
	364	137,436	—	—	137,800

Gross Margin:
Home sales	—	18,630	—	—	18,630
Fee building	(364)	1,865	—	—	1,501
	(364)	20,495	—	—	20,131
Selling and marketing expenses	—	(6,860)	—	—	(6,860)
General and administrative expenses	(350)	(6,115)	—	—	(6,465)
Equity in net income of unconsolidated joint ventures	—	99	—	—	99
Equity in net income of subsidiaries	4,695	—	—	(4,695)	—
Other income (expense), net	127	(58)	—	—	69
Pretax income	4,108	7,561	—	(4,695)	6,974
Benefit (provision) for income taxes	210	(2,866)	—	—	(2,656)
Net income	4,318	4,695	—	(4,695)	4,318
Net (income) loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net income attributable to The New Home Company Inc.	$4,318	$4,695	$—	$(4,695)	$4,318

	Nine Months Ended September 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$316,771	$—	$—	$316,771
Fee building	—	121,129	—	—	121,129
	—	437,900	—	—	437,900
Cost of Sales:
Home sales	—	274,474	22	—	274,496
Fee building	—	117,861	—	—	117,861
	—	392,335	22	—	392,357

Gross Margin:
Home sales	—	42,297	(22)	—	42,275
Fee building	—	3,268	—	—	3,268
	—	45,565	(22)	—	45,543
Selling and marketing expenses	—	(25,311)	—	—	(25,311)
General and administrative expenses	382	(18,561)	(3)	—	(18,182)
Equity in net income of unconsolidated joint ventures	—	249	—	—	249
Equity in net income of subsidiaries	1,620	—	—	(1,620)	—
Other income (expense), net	63	(291)	—	—	(228)
Pretax income (loss)	2,065	1,651	(25)	(1,620)	2,071
Provision for income taxes	(131)	(20)	—	—	(151)
Net income (loss)	1,934	1,631	(25)	(1,620)	1,920
Net loss attributable to non-controlling interest in subsidiary	—	—	14	—	14
Net income (loss) attributable to The New Home Company Inc.	$1,934	$1,631	$(11)	$(1,620)	$1,934

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$280,957	$—	$—	$280,957
Fee building	—	146,107	—	—	146,107
	—	427,064	—	—	427,064
Cost of Sales:
Home sales	—	238,514	31	—	238,545
Home sales impairments	—	1,300	—	—	1,300
Fee building	1,449	140,184	—	—	141,633
	1,449	379,998	31	—	381,478

Gross Margin:
Home sales	—	41,143	(31)	—	41,112
Fee building	(1,449)	5,923	—	—	4,474
	(1,449)	47,066	(31)	—	45,586
Selling and marketing expenses	—	(18,237)	—	—	(18,237)
General and administrative expenses	(1,504)	(15,646)	—	—	(17,150)
Equity in net income of unconsolidated joint ventures	—	606	—	—	606
Equity in net income of subsidiaries	8,389	—	—	(8,389)	—
Other income (expense), net	171	(137)	—	—	34
Pretax income (loss)	5,607	13,652	(31)	(8,389)	10,839
Benefit (provision) for income taxes	1,074	(5,242)	—	—	(4,168)
Net income (loss)	6,681	8,410	(31)	(8,389)	6,671
Net loss attributable to non-controlling interest in subsidiary	—	—	10	—	10
Net income (loss) attributable to The New Home Company Inc.	$6,681	$8,410	$(21)	$(8,389)	$6,681

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(46,038)	$(89,209)	$(20)	$(701)	$(135,968)
Investing activities:
Purchases of property and equipment	(27)	(188)	—	—	(215)
Contributions and advances to unconsolidated joint ventures	—	(12,670)	—	—	(12,670)
Contributions to subsidiaries from corporate	(205,459)		—	205,459	—
Distributions of capital from subsidiaries	112,374		—	(112,374)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	14,316	—	—	14,316
Interest collected on advances to unconsolidated joint ventures	$—	$178	$—	$—	$178
Net cash (used in) provided by investing activities	$(93,112)	$1,636	$—	$93,085	$1,609
Financing activities:
Borrowings from credit facility	115,000	—	—	—	115,000
Repayments of credit facility	(53,000)	—	—	—	(53,000)
Contributions to subsidiaries from corporate	—	205,459	—	(205,459)	—
Distributions to corporate from subsidiaries	—	(113,075)	—	113,075	—
Repurchases of common stock	(5,764)	—	—	—	(5,764)
Tax withholding paid on behalf of employees for stock awards	(982)	—	—	—	(982)
Net cash provided by financing activities	$55,254	$92,384	$—	$(92,384)	$55,254
Net (decrease) increase in cash, cash equivalents and restricted cash	(83,896)	4,811	(20)	—	(79,105)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$15,690	$29,007	$168	$—	$44,865

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(20,466)	$(135,740)	$(65)	$(4,421)	$(160,692)
Investing activities:
Purchases of property and equipment	(46)	(99)	—	—	(145)
Cash assumed from joint venture at consolidation	—	995	—	—	995
Contributions and advances to unconsolidated joint ventures	—	(21,296)	—	—	(21,296)
Contributions to subsidiaries from corporate	(207,849)	—	—	207,849	—
Distributions of capital from subsidiaries	50,759	—	—	(50,759)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	13,650	—	—	13,650
Interest collected on advances to unconsolidated joint ventures	—	468	—	—	468
Net cash used in investing activities	$(157,136)	$(6,282)	$—	$157,090	$(6,328)
Financing activities:
Borrowings from credit facility	72,000	—	—	—	72,000
Repayments of credit facility	(190,000)	—	—	—	(190,000)
Proceeds from senior notes	324,465	—	—	—	324,465
Payment of debt issuance costs	(7,382)	—	—	—	(7,382)
Contributions to subsidiaries from corporate	—	207,849	—	(207,849)	—
Distributions to corporate from subsidiaries	—	(55,180)	—	55,180	—
Tax withholding paid on behalf of employees for stock awards	(590)	—	—	—	(590)
Proceeds from exercise of stock options	102	—	—	—	102
Net cash provided by financing activities	$198,595	$152,669	$—	$(152,669)	$198,595
Net increase (decrease) in cash, cash equivalents and restricted cash	20,993	10,647	(65)	—	31,575
Cash, cash equivalents and restricted cash – beginning of period	16,385	14,427	269	—	31,081
Cash, cash equivalents and restricted cash – end of period	$37,378	$25,074	$204	$—	$62,656

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including homebuilding gross margin before impairments (or home sales gross margin before impairments), homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, net debt, the ratio of net debt-to-capital, adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of home sales), adjusted homebuilding gross margin percentage and effective tax rate before discrete items.  For a reconciliation of homebuilding gross margin before impairments (or home sales gross margin before impairments), homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios." For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin excluding impairments and interest in cost of home sales) and adjusted homebuilding gross margin percentage to the comparable GAAP measures please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of the effective tax rate before discrete items to the comparable GAAP measure please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Income Taxes."

Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues:
Home sales	$119,874	$114,622	$316,771	$280,957
Fee building, including management fees from unconsolidated joint ventures of $859, $1,324, $2,511 and $3,755, respectively	39,240	43,309	121,129	146,107
	159,114	157,931	437,900	427,064
Cost of Sales:
Home sales	102,124	95,992	274,496	238,545
Home sales impairments	—	—	—	1,300
Fee building	38,124	41,808	117,861	141,633
	140,248	137,800	392,357	381,478
Gross Margin:
Home sales	17,750	18,630	42,275	41,112
Fee building	1,116	1,501	3,268	4,474
	18,866	20,131	45,543	45,586

Home sales gross margin	14.8%	16.3%	13.3%	14.6%
Home sales gross margin before impairments(1)	14.8%	16.3%	13.3%	15.1%
Fee building gross margin	2.8%	3.5%	2.7%	3.1%

Selling and marketing expenses	(9,206)	(6,860)	(25,311)	(18,237)
General and administrative expenses	(6,184)	(6,465)	(18,182)	(17,150)
Equity in net income of unconsolidated joint ventures	34	99	249	606
Other income (expense), net	(110)	69	(228)	34
Pretax income	3,400	6,974	2,071	10,839
Provision for income taxes	(944)	(2,656)	(151)	(4,168)
Net income	2,456	4,318	1,920	6,671
Net loss attributable to non-controlling interest	3	—	14	10
Net income attributable to The New Home Company Inc.	$2,459	$4,318	$1,934	$6,681

Interest incurred	$7,270	$6,780	$20,598	$15,217
Adjusted EBITDA(2)	$10,206	$10,248	$20,333	$21,508
Adjusted EBITDA margin percentage(2)	6.4%	6.5%	4.6%	5.0%

			LTM(3) Ended September 30,
			2018	2017
Interest incurred			$27,359	$17,458
Adjusted EBITDA(2)			$48,970	$48,781
Adjusted EBITDA margin percentage (2)			6.4%	6.5%
Ratio of Adjusted EBITDA to total interest incurred (2)			1.8x	2.8x

(1)
Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in thousands)
Home sales revenue	$119,874	100.0%	$114,622	100.0%	$316,771	100.0%	$280,957	100.0%
Cost of home sales	102,124	85.2%	95,992	83.7%	274,496	86.7%	239,845	85.4%
Homebuilding gross margin	17,750	14.8%	18,630	16.3%	42,275	13.3%	41,112	14.6%
Add: Home sales impairments	—	—%	—	—%	—	—%	1,300	0.5%
Homebuilding gross margin before impairments	$17,750	14.8%	$18,630	16.3%	$42,275	13.3%	$42,412	15.1%

(2)
Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position and inventory impairments. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM(3) Ended September 30,
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$2,456	$4,318	$1,920	$6,671	$12,390	$20,445
Add:
Interest amortized to cost of sales and equity in net income of unconsolidated joint ventures	4,329	2,453	10,892	5,719	16,230	8,033
Provision for income taxes	944	2,656	151	4,168	11,373	12,474
Depreciation and amortization	1,851	108	4,497	344	4,602	474
Amortization of stock-based compensation	622	780	2,326	2,086	3,043	2,955
Cash distributions of income from unconsolidated joint ventures	—	—	715	1,588	715	3,399
Noncash impairments and abandonments	38	32	81	1,538	1,126	5,120
Less:
Gain from notes payable principal reduction	—	—	—	—	—	(250)
Equity in net income of unconsolidated joint ventures	(34)	(99)	(249)	(606)	(509)	(3,869)
Adjusted EBITDA	$10,206	$10,248	$20,333	$21,508	$48,970	$48,781
Total Revenue	$159,114	$157,931	$437,900	$427,064	$762,002	$749,513
Adjusted EBITDA margin percentage	6.4%	6.5%	4.6%	5.0%	6.4%	6.5%
Interest incurred	$7,270	$6,780	$20,598	$15,217	$27,359	$17,458
Ratio of Adjusted LTM(3) EBITDA to total interest incurred					1.8x	2.8x

(3)	"LTM" indicates amounts for the trailing 12 months.

Overview

The Company further progressed in expanding and diversifying its product portfolio during the 2018 third quarter. We began to see results from our investments in new, affordably-priced communities with net new home orders up 63% and deliveries up 55% over the prior year period. The rise in orders was attributable to an 82% increase in average active selling communities and drove a 70% increase in ending backlog units at September 30, 2018 compared to a year ago. Ending community count for the 2018 third quarter increased 67% to 20 communities compared to 12 at the end of the 2017 third quarter, including opening our second new community in the Inland Empire market of Southern California, a market we have targeted for further geographic expansion.

During the 2018 third quarter, the Company continued to see the impact of a mix shift in our product offerings resulting from the Company's strategy to transition to more affordably-priced product in our portfolio. As anticipated, this change caused the average selling price of homes delivered and homes in backlog for the 2018 third quarter to decline by 32% and 45%, respectively, from the prior year period. The reduction in the average selling price of homes delivered was more than offset by a 55% increase in the number of homes delivered, driving a 5% increase in home sales revenues during the 2018 third quarter, compared to the prior year. The decline in the average selling price of backlog homes at September 30, 2018 was largely offset by a 70% increase in backlog units, resulting in a 6% decrease in backlog dollar value when compared to the prior year.

Net income generated during the 2018 third quarter was $2.5 million, or $0.12 per diluted share, compared to net income of $4.3 million, or $0.21 per diluted share, in the prior year period. The year-over-year decrease in net income was largely due to a 170 basis point increase in selling and marketing expenses as a percentage of home sales revenue and a 150 basis point decline in home sales gross margin. These items were partially offset by a 5% increase in home sales revenue, a 50 basis point improvement in general and administrative expenses as a percentage of homes sales revenue, and a lower effective income tax rate.

We continue to focus on finding high-quality locations in the markets where we build, which drove a 32% increase in wholly owned lot count year-over-year at September 30, 2018. The Company ended the quarter with $44.1 million in cash and cash equivalents, $381.8 million in debt, of which $62.0 million was outstanding under its $200 million revolving credit facility. The Company's debt-to-capital ratio was 59.7% and its net debt-to-capital ratio of 56.6%*. During the 2018 third quarter, the Company accelerated its stock repurchase activity and purchased 418,371 shares of common stock for approximately $3.7 million, or an average price of $8.80 per share.

*Net debt-to-capital ratio is a non-GAAP measure. For a reconciliation to the appropriate GAAP measure, please see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios."

Results of Operations
Net New Home Orders

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	Amount	%	2018	2017	Amount	%

Net new home orders:
Southern California	75	43	32	74%	248	143	105	73%
Northern California	42	38	4	11%	189	162	27	17%
Arizona	15	—	15	NA	30	—	30	NA
Total net new home orders	132	81	51	63%	467	305	162	53%

Selling communities at end of period:
Southern California					13	7	6	86%
Northern California					5	5	—	—%
Arizona					2	—	2	NA
Total selling communities					20	12	8	67%

Average selling communities	20	11	9	82%	19	12	7	58%
Monthly sales absorption rate per community(1)	2.2	2.5	(0.3)	(12)%	2.7	2.8	(0.1)	(4)%
Cancellation rate	12%	11%	1%	NA	8%	9%	(1)%	NA

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2018 third quarter increased 63% as compared to the same period in 2017 as a result of an 82% increase in average selling communities, partially offset by a decline in the monthly sales absorption rate. The change in monthly sales absorption pace was driven primarily by Northern California, where monthly sales per community were 2.3 for the 2018 third quarter compared to 2.9 for the 2017 third quarter. This decline in the monthly sales rate was the result of significant initial order activity in September 2017 at a popular Bay Area townhome community in Milpitas, California. The monthly absorption rate in Southern California decreased slightly to 2.0 sales per community in the 2018 third quarter compared to 2.2 in the 2017 period, which was driven primarily by slower sales at two higher-priced communities which have seen a slower demand. Partially offsetting the absorption rate decreases in California were contributions of 2.5 sales per month in the 2018 third quarter from our Arizona operation, which was largely driven by our new Belmont community in Gilbert.

Net new home orders for the nine months ended September 30, 2018 were up 53% compared to the 2017 period, resulting from a 58% increase in average selling communities from 12 to 19. Buyer demand for the nine months ended September 30, 2018 was solid with a year-to-date monthly absorption rate of 2.7, nearly even with a rate of 2.8 for the prior year period. The slight decline in monthly sales per community for the nine months ended September 30, 2018 was primarily impacted by slower sales at several higher-end communities in Southern California and one in Arizona.

The Company's cancellation rate was 12% for the three months ended September 30, 2018 as compared to 11% in the prior year period, and a cancellation rate of 8% for the nine months ended September 30, 2018 as compared to 9% for the same period in 2017. We believe our cancellation rate is one of the lowest in the industry due to many factors, including loan prequalifying buyers before ratifying sales contracts, the high level of personalized options that our homebuyers select, which creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles. As we transition to more affordably-priced product, our cancellation rate may increase moderately.

Backlog

	As of September 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	139	$155,054	$1,115	103	$274,037	$2,661	35%	(43)%	(58)%
Northern California	140	123,912	885	79	56,602	716	77%	119%	24%
Arizona	30	31,856	1,062	—	—	—	NA	NA	NA
Total	309	$310,822	$1,006	182	$330,639	$1,817	70%	(6)%	(45)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of September 30, 2018 was up 70% as compared to the prior year period primarily due to a 53% increase in net orders resulting from a higher average community count. Conversely, the dollar value of backlog was down 6% year-over-year to $310.8 million primarily due to a 45% decrease in average selling price, as a result of increased order activity from new communities with more affordable product.

The year-over-year decline in the Company's average selling price of homes in backlog was largely driven by the mix of backlog homes in Southern California as we expand our product offerings to include more affordably-priced communities. The 2017 third quarter backlog included homes from two higher-priced luxury communities located in Newport Coast, CA that closed out in the 2017 fourth quarter. The decline in Southern California backlog value was partially offset by a 119% increase in Northern California backlog value. Northern California backlog units and average selling prices were up year-over-year 77% and 24%, respectively, primarily resulting from our Bay Area townhome community in Milpitas that opened in the 2017 third quarter with average selling prices of approximately $1.2 million.

Lots Owned and Controlled

	September 30,		Increase/(Decrease)
	2018	2017	Amount	%
Lots Owned:
Southern California	545	579	(34)	(6)%
Northern California	699	268	431	161%
Arizona	299	—	299	NA
Total	1,543	847	696	82%
Lots Controlled:(1)
Southern California	292	348	(56)	(16)%
Northern California	579	669	(90)	(13)%
Arizona	489	339	150	44%
Total	1,360	1,356	4	—%
Total Lots Owned and Controlled - Wholly Owned	2,903	2,203	700	32%
Fee Building(2)	959	815	144	18%
Total Lots Owned and Controlled	3,862	3,018	844	28%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

Consistent with our focus on growing our wholly owned business, the Company increased the number of wholly owned lots owned and controlled by 32% year-over-year to 2,903 lots, 47% of which were controlled through option contracts. The increase in wholly owned lots owned and controlled was primarily due to contracts entered into during the last twelve months ended September 30, 2018 for new developments across all markets. In Northern California, the Company executed an agreement for a new development with multiple planning areas for 418 lots in Vacaville, CA. In Southern California, contracts were executed for two communities for total control of 176 lots within the Inland Empire. Purchase agreements for three new communities in the greater Phoenix area were executed for a total of 441 lots increasing our geographic footprint in the Arizona market.

The increase in fee building lots at September 30, 2018 as compared to the prior year period was primarily attributable to new contracts entered into during the last twelve months ended September 30, 2018, for 703 lots, including construction management contracts the company entered into with a new customer during the 2018 second quarter totaling 165 lots across five communities. These fee lot additions were largely offset by the delivery of 559 homes to customers in the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended September 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	75	$72,232	$963	39	$79,494	$2,038	92%	(9)%	(53)%
Northern California	55	47,642	866	45	35,128	781	22%	36%	11%
Total	130	$119,874	$922	84	$114,622	$1,365	55%	5%	(32)%

	Nine Months Ended September 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	180	$204,090	$1,134	88	$190,696	$2,167	105%	7%	(48)%
Northern California	131	112,681	860	114	90,261	792	15%	25%	9%
Total	311	$316,771	$1,019	202	$280,957	$1,391	54%	13%	(27)%
New home deliveries increased 55% for the 2018 third quarter compared to the prior year period. The increase in deliveries was the result of a higher number of homes in backlog at the beginning of the period and an increase in net new home orders during the period. Home sales revenue for the three months ended September 30, 2018 increased 5% compared to the same period in 2017, primarily due to the 55% increase in new home deliveries, which was partially offset by a 32% lower average sales price per delivery for the period. The year-over-year decrease in average sales price related to the Company's strategic broadening of its homebuilding portfolio, particularly in Southern California, to include more affordably-priced product and grow in community count. Additionally, the average selling price for Southern California during the 2017 third quarter was influenced by deliveries from higher-priced luxury product from one community in Newport Coast, CA that delivered four homes with an average price of over $7 million.
New home deliveries increased 54% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to a higher number of homes in backlog at December 31, 2017 and an increase in net new home orders during the 2018 nine month period. Home sales revenue for the nine months ended September 30, 2018 increased 13% compared to the same 2017 period primarily due to the significant increase in new home deliveries, which was partially offset by a 27% lower average sales price per delivery for the period. The year-over-year decrease in average sales price related to the product mix shift discussed above.
Homebuilding Gross Margin
Homebuilding gross margin for the 2018 third quarter was 14.8% versus 16.3% in the prior period. The 150 basis point decline in home sales gross margin was primarily due to higher interest costs, and to a lesser extent, a product mix shift. Adjusted homebuilding gross margin, which excludes impairments and interest in cost of home sales, was 18.4% for both the 2018 and 2017 third quarters, notwithstanding a considerable shift in the product mix of homes delivered. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent. The year-over-year mix shift included, among other things, significant deliveries in the 2018 third quarter from from two higher-margin townhome communities, as compared to more deliveries from various higher-priced product in Southern California, including a luxury community in Newport Coast, CA, for the 2017 third quarter.

Homebuilding gross margin for the nine months ended September 30, 2018 was 13.3%, compared to 14.6% for the 2017 period. The decrease in homebuilding gross margin was primarily due to higher interest costs and to a lesser extent, a product mix shift. During the nine month period for 2017, the Company incurred $1.3 million of impairment charges related to one community in Southern California compared to no impairment charges during the 2018 nine month period. Before impairments, home sales gross margin declined 180 basis points during the nine months ended September 30, 2018 compared to the same period in 2017. Excluding home sales impairments and interest in cost of home sales, the adjusted homebuilding gross margin percentages for the nine months ended September 30, 2018 and 2017 were 16.8% and 17.1%, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in thousands)
Home sales revenue	$119,874	100.0%	$114,622	100.0%	$316,771	100.0%	$280,957	100.0%
Cost of home sales	102,124	85.2%	95,992	83.7%	274,496	86.7%	239,845	85.4%
Homebuilding gross margin	17,750	14.8%	18,630	16.3%	42,275	13.3%	41,112	14.6%
Add: Home sales impairments	—	—%	—	—%	—	—%	1,300	0.5%
Homebuilding gross margin before impairments(1)	17,750	14.8%	18,630	16.3%	42,275	13.3%	42,412	15.1%
Add: Interest in cost of home sales	4,296	3.6%	2,448	2.1%	10,810	3.5%	5,719	2.0%
Adjusted homebuilding gross margin(1)	$22,046	18.4%	$21,078	18.4%	$53,085	16.8%	$48,131	17.1%

(1)
Homebuilding gross margin before impairments and adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of home sales) are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that home sales impairments and leverage have on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Fee Building

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in thousands)
Fee building revenues	$39,240	100.0%	$43,309	100.0%	$121,129	100.0%	$146,107	100.0%
Cost of fee building	38,124	97.2%	41,808	96.5%	117,861	97.3%	141,633	96.9%
Fee building gross margin	$1,116	2.8%	$1,501	3.5%	$3,268	2.7%	$4,474	3.1%
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
Billings to land owners for general contracting services are a function of construction activity and reimbursable costs are incurred generally once home construction begins. The total billings and reimbursable costs are driven by the pace at which the land owner executes its development plan. Management fees from our unconsolidated joint ventures are collected over the underlying project's life and as homes and lots are delivered. Construction management fees from third-party customers are collected over the life of the contract and sales management fees from third-party customers are collected as homes close escrow.
In the 2018 third quarter, fee building revenues decreased 9% from the prior year period, primarily due to a decrease in construction activity at fee building communities with higher fee arrangements. Included in fee building revenues for the three months ended September 30, 2018 and 2017 were (i) $37.5 million and $42.0 million of billings to land owners, respectively, and (ii) $1.7 million and $1.3 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended September 30, 2018 and 2017, one customer comprised 93% and 97%, respectively, of fee building revenue.

The cost of fee building decreased in the 2018 third quarter compared to the same period in 2017 due to the differences in the volume of homes within each development phase of construction. The amount of G&A expenses included in the cost of fee building was $1.9 million for each the 2018 and 2017 third quarters. Fee building gross margin percentage decreased to 2.8% for the three months ended September 30, 2018 from 3.5% in the prior year period due to changes in certain fee building business agreements from a percentage of cost fee to a per-unit fixed fee arrangement, partially offset by the increase in management fees from third-party land owners.
For the nine months ended September 30, 2018, fee building revenues decreased 17% from the prior year period primarily due to a decrease in costs incurred from fee building activity resulting from a lower number of homes under construction during the period as well as lower fee arrangements. Included in fee building revenues for the nine months ended September 30, 2018 and 2017 were (i) $117.0 million and $142.4 million of billings to land owners, respectively, and (ii) $4.1 million and $3.8 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. For the nine months ended September 30, 2018 and 2017, one customer comprised 95% and 97%, respectively, of fee building revenue.
For the nine months ended September 30, 2018, cost of fee building decreased due to the decrease in fee building activity, compared to the same period during 2017. The amount of G&A expenses included in the cost of fee building was $5.3 million and $6.5 million for the nine months ended September 30, 2018 and 2017, respectively. Fee building gross margin percentage decreased to 2.7% for the nine months ended September 30, 2018 from 3.1% in the 2017 period due lower fee revenue and a change in the fee building business arrangements discussed above, partially offset by lower allocated G&A expenses.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue		Nine Months Ended September 30,		As a Percentage of Home Sales Revenue

	2018	2017	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Selling and marketing expenses	$9,206	$6,860	7.7%	6.0%	$25,311	$18,237	8.0%	6.5%
General and administrative expenses ("G&A")	6,184	6,465	5.1%	5.6%	18,182	17,150	5.7%	6.1%
Total selling, marketing and G&A ("SG&A")	$15,390	$13,325	12.8%	11.6%	$43,493	$35,387	13.7%	12.6%
During the 2018 third quarter, our SG&A rate as a percentage of home sales revenue increased 120 basis points to 12.8%, from 11.6% for the same period in 2017. The increase was primarily due to higher selling and marketing costs related to advertising for recently opened communities, increased master marketing fees, higher co-broker commissions, and increased sales personnel costs associated with community count growth. In addition, the increase also included a net $0.2 million increase in selling and marketing expenses in the 2018 third quarter related to accounting changes from the adoption of ASC 606, the updated revenue recognition standard. Partially offsetting the increases was a 50 basis point improvement in G&A rate for the 2018 third quarter primarily attributable to increased home sales revenue and lower compensation-related expenses.
For the nine months ended September 30, 2018, our SG&A expense ratio was 13.7% compared to 12.6% for the same period in 2017. The 110 basis point increase was largely attributable to higher selling and marketing costs due to new community ramp up and an increase in co-broker commissions and sales personnel costs. The impact of the adoption of ASC 606 was a net increase of $0.7 million to selling and marketing expenses for the nine months ended September 30, 2018. These increases were partially offset by a lower G&A rate as a percentage of home sales revenues due to increased home sales revenue.
Equity in Net Income of Unconsolidated Joint Ventures
As of September 30, 2018 and 2017, we had ownership interests in 10 and 11 unconsolidated joint ventures, respectively. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company’s share of joint venture income was $34,000 for the 2018 third quarter compared to $99,000 for the 2017 period. The reduction in joint venture income was primarily the result of lower gross margins and the mix of joint venture deliveries.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2018	2017	Amount	%	2018	2017	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Homebuilding
Operational Data
Net new home orders	41	43	(2)	(5)%	119	136	(17)	(13)%
New homes delivered	24	50	(26)	(52)%	92	115	(23)	(20)%
Average sales price of homes delivered	$1,038	$905	$133	15%	$936	$910	$26	3%

Home sales revenue	$24,903	$45,242	$(20,339)	(45)%	$86,081	$104,628	$(18,547)	(18)%
Land sales revenue	30,564	647	29,917	4,624%	35,278	3,052	32,226	1,056%
Total revenue	$55,467	$45,889	$9,578	21%	$121,359	$107,680	$13,679	13%
Net income (loss)	$(169)	$426	$(595)	(140)%	$349	$(1,092)	$1,441	132%

Selling communities at end of period					7	8	(1)	(13)%
Backlog (dollar value)					$93,278	$69,834	$23,444	34%
Backlog (homes)					107	83	24	29%
Average sales price of backlog					$872	$841	$31	4%

Homebuilding lots owned and controlled					249	398	(149)	(37)%
Land development lots owned and controlled					1,913	2,415	(502)	(21)%
Total lots owned and controlled					2,162	2,813	(651)	(23)%

Provision for Income Taxes

For the three and nine months ended September 30, 2018, the Company recorded income tax provisions of $0.9 million and $0.2 million, respectively. Comparatively, the Company recorded respective tax provisions of $2.7 million and $4.2 million for the three and nine months ended September 30, 2017. The Company's effective tax rate for the three and nine months ended September 30, 2018, was 27.8% and 7.3%, respectively, and 29.5% and 29.2% before discrete items. For the three and nine months ended September 30, 2017, the Company's effective tax rates were 38.1% and 38.5%, respectively, and 38.1% and 38.1% before discrete items. Effective tax rate before discrete items is a non-GAAP measure, please see the table below for a reconciliation to effective tax rate, the nearest GAAP equivalent. The year-over-year decreases of effective tax rates before discrete items for the three and nine month periods were the result of the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective for 2018.
The effective tax rates for the three and nine months ended September 30, 2018 differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations, and discrete items. Discrete items comprised $0.5 million of the tax benefit for the nine months ended September 30, 2018 and were primarily related to benefits from energy tax credits that were extended in February 2018 for 2017 closings and, to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut. The effective tax rates for the three and nine months September 30, 2017 differ from the federal statutory tax rates due primarily to state income taxes, offset partially by the benefit from production activities.
The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. In accordance with ASC 740, Income Taxes ("ASC 740"), the consolidated provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its net deferred tax asset at December 31, 2017 and recorded a noncash, provisional charge of $3.2 million, which was included in the tax provision for fiscal 2017. The Company is currently analyzing the effects of the Tax Act and will update this provisional rate as it completes its analysis. During the 2018 first quarter, the Company recorded an immaterial adjustment to the provisional amount and no such adjustment was made in the 2018 second or third quarters. Our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period from the date of the Tax Act enactment, as allowed by the SEC.
    As part of the Tax Act, the Company will no longer be able to take certain tax deductions for production activities that reduced our effective tax rate in prior years. Additionally, the Company will be subject to increased deduction limitations on certain executive compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Effective tax rate for The New Home Company Inc.:
Pretax income	$3,400	$6,974	$2,071	$10,839
Provision for income taxes	$(944)	$(2,656)	$(151)	$(4,168)
Effective tax rate(1)	27.8%	38.1%	7.3%	38.5%

Effective tax rate for The New Home Company Inc. before discrete items:
Provision for income taxes	$(944)	$(2,656)	$(151)	$(4,168)
Adjustment for discrete items	(60)	(1)	(454)	39
Provision for income taxes before discrete items	$(1,004)	$(2,657)	$(605)	$(4,129)
Effective tax rate for The New Home Company Inc. before discrete items(1)	29.5%	38.1%	29.2%	38.1%
(1) Effective tax rate is computed by dividing the provision for income taxes by pretax income.

Liquidity and Capital Resources
Overview
Our principal sources of capital for the nine months ended September 30, 2018 were cash generated from home sales activities, borrowing from our credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the nine months ended September 30, 2018 were land purchases, land development, home construction, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and payment of operating expenses and routine liabilities.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots to increase our lot supply and community count. As we continue to expand our business, we expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations.
We ended the third quarter of 2018 with $44.1 million of cash and cash equivalents, a $79.5 million decrease from December 31, 2017, primarily due to land acquisition and development and home construction costs in excess of proceeds from home sales during the first nine months of 2018. We expect to generate cash from the sale of our inventory, but intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.
As of September 30, 2018 and December 31, 2017, we had $12.6 million and $11.3 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $14.4 million and $11.6 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of September 30, 2018, we had outstanding borrowings of $325.0 million in aggregate principal related to our senior notes and $62.0 million related to our credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limit the amount of leverage we can maintain.
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
The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the indenture for the Notes. Exceptions to the additional indebtedness limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed by all of the Company's 100% owned subsidiaries, for more information about these guarantees, please see Note 17 of the notes to our condensed consolidated financial statements.

	September 30, 2018
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.8	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.48	< 2.25 : 1.0
As of September 30, 2018, we were able to satisfy the leverage condition.
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

As of September 30, 2018, we had $62.0 million outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2018, the interest rate under the Credit Facility was 5.26%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	September 30, 2018
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$44,070	$10,000	(1)
EBITDA to Interest Incurred(2)	1.78	> 1.75 : 1.0
Tangible Net Worth	$258,139	$187,395
Leverage Ratio	57%	< 65%
Adjusted Leverage Ratio(3)	NA	NA

(1)
So long as the Company is in compliance with the interest coverage test, the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million. If the Company is not in compliance with the interest coverage test, the minimum liquidity requirement as of each quarter end measurement date is not less than the trailing 12 month consolidated interest incurred. As of September 30, 2018, the trailing 12 month consolidated interest incurred totaled $27.4 million.

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

As of September 30, 2018, we were in compliance with all financial covenants under our Credit Facility.
Stock Repurchase Program
On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. As of September 30, 2018, the Company had repurchased and retired 623,611 shares totaling $5.8 million and had remaining authorization to purchase $9.2 million of common shares.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Total debt, net	$381,775	$318,656
Equity, exclusive of non-controlling interest	258,139	263,990
Total capital	$639,914	$582,646
Ratio of debt-to-capital(1)	59.7%	54.7%

Total debt, net	$381,775	$318,656
Less: cash, cash equivalents and restricted cash	44,865	123,970
Net debt	336,910	194,686
Equity, exclusive of non-controlling interest	258,139	263,990
Total capital	$595,049	$458,676
Ratio of net debt-to-capital(2)	56.6%	42.4%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by total capital (the sum of total debt, net plus equity), exclusive of non-controlling interest.

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

Cash Flows — Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $136.0 million for the nine months ended September 30, 2018 versus $160.7 million for the nine months ended September 30, 2017. The year-over-year change was primarily a result of a net decrease in cash outflow related to real estate inventories to $138.6 million for the 2018 period compared to $179.6 million for the 2017 period. The change in real estate inventories cash flow was driven by the timing of land takedowns and increased proceeds from home sales in the 2018 period. Partially offsetting the positive impact from real estate inventories was a net decrease in cash inflows of $6.8 million due to the timing of trade account payments, accounts receivable collections and payment of accrued liabilities in the 2018 period, and a decrease in cash inflows of $4.8 million related to lower net income for the nine months ended September 30, 2018.

•
Net cash provided by investing activities was $1.6 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $6.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net distributions from unconsolidated joint ventures were $1.6 million compared to net contributions and advances to unconsolidated joint ventures of $7.6 million for the nine months ended September 30, 2017.

•
Net cash provided by financing activities was $55.3 million for the nine months ended September 30, 2018 versus $198.6 million for the nine months ended September 30, 2017. The higher amount in 2017 reflects the net proceeds from the issuance of $325.0 million of our Senior Notes due 2022 while the 2018 period includes net borrowings of $62.0 million from our credit facility, partially offset by cash outflows of $5.8 million for share repurchases.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of September 30, 2018, we had $16.8 million of nonrefundable and $0.9 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $194.9 million, net of deposits ("Aggregate Remaining Purchase Price"). These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets. In addition, the Company has agreed to liquidated damages of up to $9.1 million should the Company not fulfill its obligations under a contract to control $50.9 million of land under an option contract, which is included in the Aggregate Remaining Purchase Price noted above.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2018 and December 31, 2017, $40.1 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $6.7 million as of September 30, 2018 and December 31, 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from customary "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
For more information about our off-balance sheet arrangements, please see Note 11 to our condensed consolidated financial statements.
As of September 30, 2018, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of September 30, 2018. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of September 30, 2018:

			September 30, 2018
	Year Formed	Location		Total Joint Venture			NWHM Equity (2)	Debt-to-Total Capital-ization	Loan-to- Value Maintenance Agreement	Future Capital Commitment(3)	Lots Owned and Controlled
Joint Venture (Project Name)			Ownership %	Assets	Debt(1)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	2,152	—	343	103	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(4)	2012	Santa Clarita, CA	10%	830	—	273	68	—%	N/A	—	—
TNHC Newport LLC (Meridian)(4)	2013	Newport Beach, CA	12%	2,028	—	1,616	292	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	78,735	22,486	51,976	5,200	30%	Yes	—	184
TNHC Russell Ranch LLC (Russell Ranch)(4)(5)	2013	Folsom, CA	35%	81,546	1,153	65,833	23,129	2%	No	7,635	476
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	1,317	—	1,006	468	—%	N/A	—	—
Calabasas Village LP (Avanti)(4)	2013	Calabasas, CA	10%	36,789	6,142	29,789	2,979	17%	No	—	18
TNHC-HW Cannery LLC (Cannery Park)(5)	2013	Davis, CA	35%	7,588	—	6,108	2,138	—%	N/A	—	16
Arantine Hills Holdings LP (Bedford)(4)(5)	2014	Corona, CA	5%	198,806	15,615	171,380	8,570	8%	No	1,080	1,421
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	58,752	23,574	31,984	8,533	42%	Yes	—	47
Total Unconsolidated Joint Ventures				$468,543	$68,970	$360,308	$51,480	16%		$8,715	2,162

(1)
The carrying value of the debt is presented net of $0.5 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of September 30, 2018 are as follows: $53.5 million matures in 2019 and $16.0 million matures in 2020. The Mountain Shadows project has multiple debt instruments, some of which do not have LTV maintenance agreements.

(2)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $1.9 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(3)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of September 30, 2018. Actual contributions may differ materially.

(4)
Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the condensed consolidated financial statements.

(5)	Land development joint venture.
As of September 30, 2018, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and nine months ended September 30, 2018.

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

There has been no material change to the information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)(1)
July 1, 2018 to July 31, 2018	—	$—	—	$12,932
August 1, 2018 to August 31, 2018	264,710	$8.80	264,710	$10,604
September 1, 2018 to September 30, 2018	153,661	$8.82	153,661	$9,248
Total	418,371	$8.80	418,371

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

10.1*	First Amendment to Agreement of Limited Partnership of Arantine Hills Holdings LP, dated July 27, 2018, among TNHC-Arantine GP LLC, Arantine Hills Equity LP and TNHC Land Company LLC.

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: October 31, 2018