Form 10-K
period 2018-12-31
New Home Co Inc.
filed 2019-02-15
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2018, based on the closing price of $9.97 as reported by the New York Stock Exchange was $160,926,637.
There were 19,906,991 shares of the registrant's common stock issued and outstanding as of February 13, 2019.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended. All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "could," "can," "might," "should," "plan" and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Such statements may include, but are not limited to information related to: anticipated operating results; home deliveries; the ability to acquire land and pursue real estate opportunities; our ability to reduce our leverage; our plans to sell more affordably priced homes; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to produce the liquidity and obtain capital necessary to expand and take advantage of opportunities; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; inventory write-downs; dividends; community openings; seasonality; home warranty claims and reserves; unrecognized tax benefits; anticipated effective tax rates; seasonality; dividends; sales paces and prices; trends and effects of home buyer cancellations; growth and expansion; and the impact of legal proceedings, claims and reserves.

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
For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see "Item 1A - Risk Factors" in this annual report on Form 10-K. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Our Company

We are a new generation homebuilder focused on the design, construction and sale of innovative and consumer-driven homes in major metropolitan areas within select growth markets in California and Arizona, including Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area.

We were founded in 2009, towards the end of an unprecedented downturn in the U.S. homebuilding industry. In January 2014, we completed our initial public offering of shares of our common stock. We believe our management team has extensive and complementary construction, design, marketing, development and entitlement expertise, as well as strong relationships with key land sellers within each of our local markets, and a reputation for quality building, which provide a competitive advantage in being able to acquire land, participate in and create masterplans, obtain entitlements and build quality homes.

We are organized into two reportable segments: homebuilding and fee building. Our homebuilding operations are comprised of divisions in Northern California, Southern California and Arizona. Our primary business focus is building and selling homes for our own account; however, we also have a meaningful fee building business. For financial information about our segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Consolidated Financial Statements.

Homebuilding Operations

We are currently focused on identifying unique sites and creating communities that allow us to design, construct and sell consumer-driven, single-family detached and attached homes in major metropolitan areas in Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. We seek sites where we are rewarded for thoughtful land planning and architecture, and additional defining characteristics of our markets generally include barriers to entry, job growth, high employment to building permit ratios and increasing populations, which can create growing demand for new housing. We perform extensive consumer research that helps us create land plans and design homes that meet the needs and desires of our targeted buyers. We believe our approach to market research and construction expertise across an extensive product offering allows us the flexibility to pursue a wide array of land acquisition opportunities and appeals to a broad range of potential homebuyers, including entry-level, move-up, move-down and luxury customers. The homes that we and our unconsolidated joint ventures build range in price from approximately $360,000 to over $3 million, with home sizes ranging from approximately 700 to 5,000 square feet. Homebuilding revenue contributed to 76%, 75% and 73% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, the average sales price of homes delivered from our communities was approximately $1.0 million, $1.6 million and $2.0 million, respectively. We believe that customer-focused community creation and product development, our reputation for high quality construction, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each homebuyer and enhances our overall financial performance.

Additionally, we strive to enhance the home-buying experience and buyers’ personal investment in their homes by actively engaging them in the selection of design options and upgrades. We believe that our on-site design studios, which allow buyers to personalize our home offerings with dedicated designers who are knowledgeable about the attributes of the homes offered in the community, are often a competitive differentiator. We believe that the active participation of buyers in selecting options and upgrades results in buyers becoming more personally invested in their homes. In addition to our on-site design studios, we also believe our emphasis on customer care provides us a competitive advantage. Our commitment to customer satisfaction is a key element of company culture, which fosters an environment where team members can innovate.

We seek to maximize returns and reduce exposure to land risk through the use of land options, joint ventures and other flexible land acquisition and development arrangements. The Company owned approximately 1,667 lots and had options to purchase an additional 1,145 lots as of December 31, 2018. We believe our lot option and joint venture strategy allows us to leverage and establish a homebuilding platform focused on high-growth, land-constrained markets. In addition, we believe that our professional reputation and long-standing relationships with key land sellers, including masterplan community developers, brokers and other builders, as well as our institutional investors and joint venture partners, enable us to acquire well-positioned land parcels in our existing markets as well as new target markets.

Fee Building Operations

Our fee business is comprised primarily of building for third party landowners for a fee with such third party landowners paying or reimbursing the Company for all costs associated with construction. Our fee building segment also includes our management fee revenues that we receive for serving as the managing member or other similar role in our joint ventures. We believe our fee building business complements our homebuilding business nicely, as most of the fee building occurs in what we believe are among the most attractive masterplan communities in Southern California and in a concentrated geographic area. One of our wholly owned subsidiaries is usually the general contractor for our and our unconsolidated joint ventures’ projects and retains subcontractors for home construction and land development.

The following table shows the percentage of each segment's revenue in relation to our consolidated total revenues for the years ended December 31, 2018, 2017 and 2016. For additional information related to geographic location of our homebuilding revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	(dollars in thousands)
	2018	% of Total Revenues	2017	% of Total Revenues	2016	% of Total Revenues
Homebuilding	$504,029	76%	$560,842	75%	$507,949	73%
Fee building	163,537	24%	190,324	25%	186,507	27%
Total revenues	$667,566	100%	$751,166	100%	$694,456	100%

Summary of Owned and Controlled Lots

As of December 31, 2018, we owned or controlled an aggregate of 2,812 lots, plus another 806 lots pursuant to our fee building contracts. The following table presents certain information with respect to our wholly owned and fee building lots as of December 31, 2018. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Lots Owned and Controlled" for further detail.

	December 31,
		Change			Change
	2018	Amount	%	2017	Amount	%	2016
Lots Owned	1,667	721	76%	946	356	60%	590
Lots Controlled(1)	1,145	(661)	(37)%	1,806	820	83%	986
Lots Owned and Controlled - Wholly Owned	2,812	60	2%	2,752	1,176	75%	1,576
Fee Building(2)	806	(114)	(12)%	920	(15)	(2)%	935
Total Lots Owned and Controlled	3,618	(54)	(1)%	3,672	1,161	46%	2,511

(1)
Includes lots that we control under purchase and sales agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

Backlog

At December 31, 2018 and 2017, homes under contract, but not yet delivered ("backlog") totaled 191 and 153, respectively, with an estimated sales value of $207.1 million and $162.3 million, respectively. We expect to deliver all of the homes in backlog at December 31, 2018 during 2019 under existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2018 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected.

Acquisition Process

Our land acquisition strategy focuses on purchasing entitled finished, or partially improved land sufficient for construction of homes over a two- to three-year period from the initiation of homebuilding activity. We also selectively acquire parcels that require land development activities. Our acquisition process generally includes the following steps aimed at reducing development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	identification of target buyer and appropriate housing product;

•	determination of land plan to accommodate desired housing product;

•	completion of environmental reviews and third-party market studies;

•	preparation of detailed budgets for all cost categories;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	limitation on the size of an acquisition relative to the Company's pro forma capitalization; and

•	centralized acquisition procedure through a land committee and full Board approval process for larger acquisitions.

Before purchasing a land parcel, we engage and work closely with outside architects and consultants to design our homes and communities.

We also differentiate our acquisition strategy based on whether the land is in a masterplan community, or part of a larger development. For land which is not part of a larger development or masterplan, we generally enter into a purchase agreement with the land owner and deliver a deposit, which becomes nonrefundable upon the expiration of a specified due diligence period. The closing is generally tied to the date on which we have obtained development entitlements for the land. For land which is part of a larger development being developed by a master developer, we generally enter into a purchase agreement with the master developer and pay a deposit that becomes nonrefundable upon expiration of the due diligence period. The closing in master developments is generally tied to the issuance of final land development entitlements and completion of certain infrastructure and other improvements by the master developer. In master developments we may acquire all of the land at the closing or we may acquire the land in "phases". In master developments we may be required to (a) pay to the master developer a share of our net profit in excess of a specified margin (b) pay to the master developer marketing fees and/or (c) grant the master developer the right to repurchase the land if we fail to develop the land in accordance with applicable development requirements or wish to sell the land in bulk. Our acquisition-development financing is generally obtained using one or more of the following: (i) proceeds from the sale of debt securities, (ii) unsecured lines of credit; (iii) secured acquisition-development loans; (iv) equity obtained from joint venture partners and/or (v) land bank arrangements with providers who take title to the land at closing subject to agreements which obligate us to perform all development activities with respect to the land and provide us with an option to purchase the land.

Construction, Marketing and Sales Process

We typically develop communities in phases based upon projected sales. We seek to control the timing of construction of subsequent phases in the same community based on sales demand in prior phases. Our construction process is driven by sales contracts that generally precede the start of the construction of homes, however, depending on the price point, product, and buyer demand we also engage in some speculative building. The determination that a potential home buyer is qualified to obtain the financing necessary to complete the purchase is an integral part of our process. Once qualified, our on-site design centers, with designers dedicated to a specific community, work with the buyer to tailor the home to meet the buyer’s needs and budget.

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

The design of our homes must conform to zoning requirements, building codes and energy efficiency laws. As a result, we contract with a number of architects and other consultants in connection with the design process. We act as a general contractor (and certain of our wholly owned subsidiaries hold the general contractor's licenses in California and Arizona) with our supervisory employees coordinating most of the land development and construction work on a project. Independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and community and home design, and subcontractors and trade partners are engaged to perform all of the physical development and construction work. Although we generally do not have long-term contractual commitments with our subcontractors, trade partners, suppliers or laborers, we maintain strong and long-standing relationships with many of our subcontractors and trade partners. We believe that our relationships with subcontractors and trade partners have been enhanced through involving them prior to the start of a new community, maintaining our schedules and making timely payments. By dealing fairly, we believe we are able to keep our key subcontractors and trade partners loyal to us.

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

We primarily sell our homes through our own sales representatives and through the use of outside brokers. It is also fairly common that a third party broker representing a homebuyer receives co-broker commissions in connection with a sale. One of our wholly owned subsidiaries holds the corporate broker's licenses in California and Arizona. Our in-house sales force works from sales offices located in model homes or sales centers close to, or within each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables and tours of model homes.

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

We typically sell homes using sales contracts that include cash deposits by the purchasers. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers. Before entering into sales contracts, we pre-qualify many of our customers through a preferred mortgage provider. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. For our communities, the cancellation rate of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was 10%, 9% and 12% for the years ended December 31, 2018, 2017 and 2016, respectively. Cancellation rates are subject to a variety of factors, including those beyond our control, such as adverse economic or housing market conditions and increases in mortgage interest rates.

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

We utilize a third party quality control provider and maintain customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, delivery and post-delivery periods. These employees are also responsible for providing after-sales customer service, including the coordination of warranty requests. Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home during construction and prior to delivery. In addition, we generally use a third party, Eliant, to survey our homebuyers in order to improve our performance and evaluate our standards of quality and customer satisfaction.

Insurance and Warranty Program

We provide a limited one-year warranty to our homeowners covering workmanship and materials. In addition, we generally provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers and provides for the resolution of unresolved construction-related disputes through binding arbitration. Additionally, we have dedicated customer service staff that work with our homebuyers and coordinate with subcontractors and trade partners, as necessary, during the warranty period. We maintain reserves to cover the resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our warranty reserves include expected costs associated with the deductibles and self-insured amounts. For a further discussion of the risks associated with our warranty and insurance program, please see the risk factor under the heading "Risks Related to Our Business - We are subject to construction defect, warranty, and personal injury claims arising in the ordinary course of business that can be significant and could adversely affect our cash flows and results of operations."

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

Labor and Raw Materials

Typically, the raw materials and most of the components used in our business are available in the United States. Most are standard items carried by major suppliers. However, our industry experiences shortages in both raw materials and labor from time to time. Increases in the cost of building materials and subcontracted labor may reduce gross margins from home sales to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. These shortages and delays may result in delays in the delivery of homes under construction, reduced gross margins from home sales, or both. We continue to monitor the supply markets to achieve favorable prices. In addition, the imposition of tariffs on building materials frequently impacts the cost of construction and increases in costs may not be recovered by raising home prices due to affordability and market demand constraints.

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

Fee Building Services

Although our primary business focus is building and selling homes for our own account, we also selectively provide general contracting, construction management and coordination services, and sales and marketing services as part of agreements with third-parties and the Company's unconsolidated joint ventures. We refer to these projects as "fee building projects." For the year ended December 31, 2018, 97% of our fee building revenue represents billings to third-party land owners for general contracting and construction management services and 3% represents management fees from unconsolidated joint ventures and third-party land owners for construction and sales management services. Our services with respect to fee building projects may include design, development, construction, and sales and marketing services. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer. For the years ended December 31, 2018, 2017 and 2016, fee building revenue contributed to 24%, 25% and 27%, respectively, of total revenue. The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and revenues from this customer totaled 23%, 25%, and 26% of our total consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Our billings to this customer are dependent upon such customer’s decision to proceed with construction and the agreements can be canceled at any time. We cannot predict whether these agreements will continue in the future or the current pace of construction, and the loss of these billings could have a material adverse effect on our results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the Consolidated Financial Statements for further discussion of this revenue concentration.

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

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. Legislation related to climate change and energy efficiency can impose stricter building standards, which may increase our cost to build. From time to time, the EPA and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California, where we conduct most of our operations, is especially susceptible to restrictive government regulations and environmental laws.

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

Health and Safety Matters

We strive to provide a safe and healthy work environment for all employees. We believe that corporate social responsibility is a significant factor for our overall success. This includes adopting ethical practices to direct how we do business while keeping the interests of our stakeholders and the environment in mind, including valuing and challenging the talented men and women who comprise our workforce. To that end, we have a comprehensive Code of Ethics and Business Conduct applicable to all employees and an actively-managed ethics hotline. We are also committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive independent third-party inspections.

In 2018, the Company performed a review on gender pay equality by reviewing compensation between similar roles and positions and comparing male versus female compensation. We believe that our pay practices are consistent across male and female employees, as we evaluate each person that we hire to ensure that the individual, regardless of gender, is paid consistently with regards to role, department, and function. Further, we believe it is important to treat all employees with dignity and respect. Employee diversity and inclusion are embraced and opportunities for training, growth, and advancement are strongly encouraged.

Sustainability

California is at the forefront when it comes to sustainability, including green energy, water conservation and efficient construction standards. As a builder with most of its operations in California, we have made a dedicated effort to implement a variety of sustainable best practices in many of our communities, including the masterplan communities which we and our joint venture partners have created. For example, our Cannery joint venture created a visionary farm-to-table new-home community, with a working urban farm operated by the Center for Land-Based Learning which serves as a training ground for beginning farmers while supplying the community with fresh seasonal produce. Non-potable water from an onsite agricultural well was designed to irrigate landscaped areas along roadways and within open-space greenbelts, parks and the urban farm. In addition, a 1.5 kV photovoltaic solar system and electric vehicle charging pre-wire has been designed to come standard with every home, and residents can upgrade to net zero living. Similarly, our McKinley Village joint venture created the McKinley Village masterplan where each residence is pre-wired for solar and electric vehicle chargers with building standards that reflect what are among the best environmental practices. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of homes in addition to reducing cost of home ownership.

Bonds and Other Obligations

In connection with the development of our communities, we are frequently required to provide performance, maintenance and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of December 31, 2018, we had approximately $50.5 million and $2.3 million of outstanding performance bonds and letters of credit, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.

Competition

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. A number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. We also compete for sales with individual resales of existing homes and with available rental housing. In the past several years, we have embarked on a strategy to expand our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and in connection with growing our overall community count. We anticipate that we will continue to build more affordably-priced homes. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments, however, we also believe this is a prudent strategy as there is a larger population of qualified buyers in more affordable price points. For risks associated with the competition we face, please see the risk factor under the heading "Risks Related to Our Business - We may not be able to compete effectively against competitors in the homebuilding industry".

Employees

As of December 31, 2018, we had 322 employees, 122 of whom were executive, management and administrative personnel located in our offices, 64 of whom were sales and marketing personnel and 136 were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the third party subcontractors and trade partners engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that relations with our employees, subcontractors and trade partners are good.

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

Our current business involves the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. During the downturn from 2007 to 2011, land values, the demand for new homes and home prices declined substantially in California. If another downturn were to occur and land values decreased or demand for new homes and home prices declined substantially in California, our sales, results of operations, financial condition and business would be negatively impacted.

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

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also increase during periods of shortage or high inflation. During the downturn in 2007 to 2011, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. A reduction in available trade partners exacerbates labor shortages as demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically sets prior to its delivery pursuant to the agreement of sale with the home buyer. In addition, the Trump Administration has, at various times during 2018, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions are placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations

Our business and results of operations depend on the availability and skill of subcontractors at reasonable rates.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. Certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity could result in higher costs to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, drywallers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment and union organizing activity; (iv) changes in trends in labor force migration; (v) increases in contractor, subcontractor and professional services costs; and (vi) changes in immigration laws and policies as well as changes in immigration trends. In particular, changes in federal and state immigration laws and policies, or in the enforcement of current laws and policies, may have the effect of increasing our labor costs. The lack of adequate supply of skilled labor or a significant increase in labor costs could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

In addition, the enactment of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction. For example, California, where we conduct most of our business, generally requires that workers employed on public works projects in California be paid the applicable prevailing wage, as determined by the Department of Industrial Relations. Private residential projects built on private property are exempt unless the project is built pursuant to an agreement with a state agency, redevelopment agency, or local public housing authority. In 2017, the California legislature made this exemption inapplicable to a project built pursuant to an agreement with a successor agency of a redevelopment agency. We expect that the imposition of a prevailing wage requirement to additional types of projects would materially increase our costs of development and construction for those projects. Further extensions of prevailing wage requirements to private projects could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Furthermore, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law. Reserves are established based on market practices, our historical experiences and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines, litigation, or other penalties, and our reputation and our financial condition may be adversely affected.

We could be responsible for employment-related liabilities with respect to our contractors’ employees.

Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, on October 14, 2017, California’s governor signed into law Assembly Bill 1701, which would require general contractors to assume and be liable for unpaid wage, fringe or other benefit payments or contributions that subcontractors owe their employees. Assembly Bill 1701 imposes such liability under California Labor Code Section 218.7 for private works contracts entered on or after January 1, 2018. We are, and may become in the future, subject to similar measures and legislation, such as California Labor Code Section 2810.3, that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation insurance coverage. While the Company ordinarily negotiates with its subcontractors to obtain broad indemnification rights, there is no guarantee that it will be able to recover from its subcontractors for actions brought against the Company by its subcontractors’ employees or unions representing such employees and such liability could have a material and adverse effect on our financial position or results of operations.  Even if we are successful in obtaining indemnification from our subcontractors, we may sustain additional administrative costs as a result of such legislation which could materially and adversely affect our results of operations. In addition, despite the fact that our subcontractors are independent from us, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

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

We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Over the past several years, we have embarked on a strategy to expand our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and grow our overall community count. We anticipate that we will continue to build more affordably-priced homes. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives or reduce our prices. In past housing cycles, an oversupply of homes available for sale and heavy discounting of home prices by some of our competitors have adversely affected demand for homes in the market as a whole and could do so again in the future. We also compete with the resale, or "previously owned," home market. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.

We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. We compete directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than we do, including a lower cost of capital. Many of these competitors also have longstanding relationships with subcontractors, local governments and suppliers in the markets in which we operate or in which we may operate in the future. This may give our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business as we have planned.

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

Increases in our cancellation rate could have a negative impact on our home sales revenue, homebuilding margins and cash flows.

In connection with the sale of a home we collect a deposit from the homebuyer that is a small percentage of the total purchase price. In California, upon a home order cancellation, the homebuyer’s escrow deposit is generally returned to the homebuyer (other than with respect to certain design-related deposits, which we generally retain). In Arizona, we generally retain buyer deposits following a home order cancellation. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and changes in homebuyers' financial condition or personal circumstances. In addition, as part of our strategy, we intend to increase the number of homes we build at more affordable price points. Our cancellation rate may increase as we sell to a more diverse credit quality of buyers. Home order cancellations negatively impact our financial and operating results due to a negative impact on the number of homes closed, net new home orders, home sales revenue, results of operations and cash flows, as well as the number of homes in backlog.

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

We are subject to construction defect, warranty, and personal injury claims arising in the ordinary course of business that can be significant and could adversely affect our cash flows and results of operations.

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, arising in the ordinary course of business or otherwise. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. Some claims may not be covered by insurance or may exceed applicable coverage limits. We may not be able to renew our insurance coverage or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, product liability claims, soil subsidence or building related claims.  Some claims may arise out of uninsurable events or circumstances not covered by insurance or that are not subject to effective indemnification agreements with our trade partners. In addition, we typically act as the general contractor for the homes we build for third party landowners on fee. In connection with these fee building agreements, we indemnify the landowner for liabilities arising from our work. While we are covered by general liability insurance, procured either by us or the landowner, and we generally seek to require our subcontractors to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these indemnities will be collectible and some claims may arise out of uninsurable events or circumstances not covered by insurance. Furthermore, most insurance policies have some level of a self insured retention that we are required to satisfy per occurrence in order to access the underlying insurance which levels can be significant. Any such claims or self insured retentions can be costly and could result in significant liability.

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

We also expend significant resources to repair items in homes we have sold to fulfill the warranties we issued to our homebuyers. Additionally, construction defect claims can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage our reputation and adversely affect our ability to sell homes.

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

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. The occurrence of any of these events could damage our land parcels and projects, cause delays in the completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could harm our sales and profitability. Our California markets are in areas which have historically experienced significant earthquake activity, seasonal wildfires, droughts and water shortages. In addition to directly damaging our land or projects, earthquakes, floods, landslides, wildfires or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

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

Power, water and other natural resource shortages, including drought conditions and wildfires, or price increases could have an adverse impact on operations.

The markets in which we operate have experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability (including drought conditions) and significant increases in utility and resource costs. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time. Shortages of natural resources, particularly water and power, may make it more difficult to obtain regulatory approval of new developments. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. Furthermore, water restrictions, drought conditions, power shortages and rate increases may adversely affect the regional economies and the environment in which we operate, as well as increase greatly the risk of wildfires, which may both reduce demand for housing and damage our inventory currently under construction. Our operations may be adversely impacted if further restrictions, drought conditions, wildfires, rate increases and/or power shortages occur.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

As discussed under "Management’s Discussion and Analysis of Financial Condition-Seasonality" we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Privacy, security, and compliance concerns have continued to increase as technology has evolved.  We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. Furthermore, as part of our normal business activities, we may collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers and may share information with vendors who assist us with certain aspects of our business. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee, vendor or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future. We provide employee awareness training of cybersecurity threats and routinely utilize information technology consultants to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, because methods used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures. Consequently, we cannot eliminate the risk that a security breach, cyber-attack, data theft or other significant systems or security failures will occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position. In addition, the cost and operational consequences of implementing further data or system protection measure could be significant and our efforts to deter, identify, mitigate and/or eliminate any security breaches or incidents may not be successful.

Inefficient or ineffective allocation of capital, including from efforts to invest in future growth or expansion of our operations or acquisitions of businesses, could adversely affect our operations and/or stockholder value if expected benefits are not realized.

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

Furthermore, we may engage in other capital projects such as repurchasing shares or engage in bond repurchases from time to time to reduce our indebtedness. While our goal is to allocate capital to maximize our overall long-term returns, if we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.

Our ability to execute on our business strategies is uncertain, and we may be unable to achieve our goals.

We may undertake various strategic initiatives as part of our business, such as our recent strategy to offer more affordable-priced homes or our entry into new markets. We can provide no assurance (i) that our strategies, and any related initiatives or actions, will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) that in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) that we will perform in any period as well as other homebuilders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.

A reduction in our sales absorption levels may force us to incur and absorb additional community-level costs.

We incur certain overhead costs associated with our communities, such as indirect construction costs, property taxes, marketing expenses and costs associated with the upkeep and maintenance of our model and sales complexes. If our sales absorptions pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, property taxes, HOA assessments, interest and other related expenses. Reduction in home absorption rates increases the associated holding costs and extends our time to recover such costs. Declines in the homebuilding market may also require us to evaluate the recoverability of costs relating to land acquired more recently.

Future terrorist attacks against the United States, public health issues or increased domestic or international instability could have an adverse effect on our operations.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or any foreign country or increased domestic or international instability could cause consumer unease or an economic slowdown, which could significantly reduce the number of new contracts signed, and/or increase the number of cancellations of existing contracts, which could adversely affect our business.

Public health issues such as a major epidemic or pandemic could adversely affect our business. The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public perception of health risk. In the event of a widespread, prolonged, actual or perceived outbreak of a contagious disease, our operations could be negatively impacted by a reduction in customer traffic or other factors which could reduce demand for new homes.

Risks Related to Laws and Regulations

Mortgage financing, interest rate increases or changes in federal lending programs or other regulations could lower demand for or impact homebuyers’ ability to purchase our homes, which could materially and adversely affect us.

A substantial percentage of purchasers of our homes finance their acquisitions with mortgage financing. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements, increased monthly mortgage costs, tightened credit requirements and underwriting standards, and an increase in indemnity claims for mortgages may lead to reduced demand for our homes and mortgage loans. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal Housing Administration, or FHA, or Veterans Administration, or the VA, standards. In addition, as a result of the turbulence in the credit markets and mortgage finance industry during the last significant downturn, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices that reduce the availability of loans to borrowers or increase the costs to borrowers to obtain such loans. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential "move-up" buyer who wishes to purchase one of our homes. The foregoing may also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates, stricter underwriting standards, and a reduction of loan products, among other similar factors, can contribute to a decrease in our home sales. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The federal government has also taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, especially as we move down in price point, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Changes in tax laws can increase the after-tax cost of owning a home, and further tax law changes or government fees could adversely affect demand for the homes we build, increase our costs, or negatively affect our operating results.

Under previous tax law, certain significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, tax liability. However, the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017 now limits these deductions for some individuals. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017 while retaining the $1 million debt cap for debt incurred prior to December 15, 2017. The limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals.

Any increases in personal income tax rates and/or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations. Furthermore, increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes as well as the limitation on deductibility of such costs could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes or not purchase a resale, which would negatively impact homebuyers that need to sell their home before they purchase one of ours.

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

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The particular environmental laws which apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions and geographic attributes or historical artifacts, the present and former uses of the property, the presence or absence of endangered plants, animals or sensitive habitats, as well as conditions at nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. For example, under certain environmental laws and regulations, third parties, such as environmental groups or neighborhood associations, may challenge the permits and other approvals required for our projects and operations. Any such claims may adversely affect our business, prospects, liquidity, financial condition and results of operations. Insurance coverage for such claims may be limited or non-existent.

In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas. From time to time, the EPA and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws, including those applicable to control of storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber, and on other building materials.

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

There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy, emissions and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards.  New building code requirements, including California's solar mandate that will go into effect in 2020, that impose stricter energy efficiency standards could significantly increase our cost to construct homes and we may be unable to fully recover such costs due to market conditions, which could cause a reduction in our homebuilding gross margin and materially and adversely effect our results of operations.  As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.

Risks Related to Financing and Indebtedness

Difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects.

The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and complete development. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have issued $325 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes") and debt commitments of $200 million under our revolving credit facility, our ability and capacity to borrow under the credit facility is limited by our asset based borrowing base and our ability to meet the covenants of the facility. In addition, our senior notes contain certain restrictions on our business, including the incurrence of additional debt under certain circumstances. If our Notes, credit facility and internally generated funds are insufficient to cover our liquidity needs, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings, formation of joint venture relationships or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments or to develop the land and construct homes. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs. Furthermore, if additional funds are raised through the issuance of stock, dilution to stockholders could result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and would likley become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.

Our level of indebtedness is significant and may adversely affect our financial position and prevent us from fulfilling our debt obligations; we may incur additional debt in the future.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. As discussed elsewhere in this filing, including "Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources," the Company has outstanding $325 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes"). As of December 31, 2018, the Notes had a carrying value of $320.1 million, net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million and $4.5 million of unamortized debt issuance costs. In addition, we have $200 million in debt commitments under our revolving credit facility, of which $67.5 million was outstanding and $2.3 million was utilized to provide letters of credit at December 31, 2018 and $130.2 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our revolving credit facility. As of December 31, 2018, we did not meet the minimum interest coverage ratio test under our revolving credit facility. Not meeting such test is not a default under the credit facility so long as we maintain unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the credit facility agreement) which was $28.5 million as of December 31, 2018. The Company was in compliance with this requirement with an unrestricted cash balance of $42.3 million at December 31, 2018. This requirement to maintain additional cash balances may reduce our ability to use our cash flow for other purposes, including land investments.

The terms of the indenture governing the Notes and our revolving credit facility permit us to incur additional debt, in each case, subject to certain restrictions. Our level of indebtedness and incurring additional debt subject us to many risks that, if realized, would adversely affect us, including the risk that:

•
our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

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

We own interests in various joint ventures and as of December 31, 2018, our investments in and advances to our unconsolidated joint ventures was $34.3 million. We have entered into joint ventures in order to acquire land positions, to manage our risk profile and to leverage our capital base. We may enter into additional joint ventures in the future. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

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

•
Covenant Compliance Risk. Our revolving credit facility prohibits us from making investments in and advances to joint ventures when we are unable to meet certain financial covenants. In addition, the Indenture governing the Notes limits our ability to make investments in joint ventures or guarantee of joint venture indebtedness when our aggregate investments in joint ventures exceeds 15% of our consolidated tangible assets (before the operation of general baskets and other exceptions). If we become unable to fund our joint venture obligations this could result in, among other things, our default under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture's ability to carry out its operations or strategy which could impair the value of our investment in the joint venture. Furthermore, a failure to comply with covenants in our joint venture loans could trigger cross-defaults with respect to the Company's other indebtedness.

•
Development Risk. Typically, we serve as the administrative member, managing member, or general partner of our joint ventures and one of our subsidiaries acts as the general contractor while our joint venture partner serves as the capital provider. Due to our respective role in these joint ventures, we may become liable for obligations beyond our proportionate equity share. In addition, the projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability and capital needs of these ventures and our proportionate share of income and capital. For example, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Net Income (Loss) of Unconsolidated Joint Ventures", in 2018 one of our Northern California land development joint ventures recorded a significant impairment loss of $28.8 million, of which the Company's allocated shares totaled $18.9 million.

•
Financing Risk. There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing joint venture borrowings as such borrowings mature. In addition, a partner may fail to fund its share of required capital contributions or may become bankrupt, which may cause us and any other remaining partners to need to fulfill the obligations of the venture in order to preserve our interests and retain any benefits from the joint venture. As a result, we could be contractually required, or elect, to contribute our corporate funds to the joint venture to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the credit facility conditions discussed above. In addition, we sometimes finance projects in our unconsolidated joint ventures with debt that is secured by the underlying real property. Secured indebtedness increases the risk of the joint venture’s loss of ownership of the property (which would, in turn, impair the value of our ownership interests in the joint venture). See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Off-Balance Sheet Arrangements and Contractual Obligations"

•
Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in and advances to these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share. While in most instances we would be able to exercise remedies available under the applicable joint venture agreements if a partner fails to contribute its proportional share of capital, our partner's financial condition may preclude any meaningful cash recovery on the obligation. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Off-Balance Sheet Arrangements and Contractual Obligations" and Note 11 to the Consolidated Financial Statements for more information on LTV maintenance agreements and completion guaranties.

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

•
Consolidation Risk. The accounting rules for joint ventures are complex and the decision as to whether it is proper to consolidate a joint venture onto our balance sheet is fact intensive. If the facts concerning an unconsolidated joint venture were to change and a triggering event under applicable accounting rules were to occur, we might be required to consolidate previously unconsolidated joint ventures onto our balance sheet which could adversely impact our financial statements and our leverage and other financial conditions or covenants.

Any of the above might subject a project to liabilities in excess of those contemplated and adversely affect the value of our current and future joint venture investments.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.

Our current financing arrangements, including the Indenture governing the Notes, contain covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, allow liquidity to fall below certain levels, make distributions to our stockholders, and otherwise affect our operating policies. These restrictions limit our ability to, among other things:

•	incur or guarantee additional indebtedness or issue certain equity interests;

•	pay dividends or distributions, repurchase equity or prepay subordinated debt;

•	make certain investments;

•	sell assets;

•	incur liens;

•	create restrictions on the ability of restricted subsidiaries to transfer assets;

•	enter into transactions with affiliates;

•	create unrestricted subsidiaries; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, our revolving credit facility provides that our maximum leverage ratio must be less than 65%, which, as defined in our revolving credit agreement, is calculated on a net debt basis after a minimum liquidity threshold of $10 million. Our leverage ratio as of December 31, 2018, as calculated under our revolving credit facility, was approximately 59.7%. Our credit facility also contains financial covenants related to our tangible net worth, liquidity, and interest coverage or a minimum unrestricted cash balance. Tables measuring our compliance with the financial conditions and covenants under the Notes and revolving credit facility are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this Report on Form 10-K and incorporated herein by reference. Failure to have sufficient borrowing base availability in the future or to be in compliance with our financial covenants under our revolving credit facility could have a material adverse effect on our operations and financial condition.

A breach of the covenants under the Indenture or any of the other agreements governing our indebtedness could result in an event of default under the Indenture or other such agreements.

A default under the Indenture governing the Notes or our revolving credit facility or other agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the revolving credit agreement would permit the lenders thereunder to terminate all commitments to extend further credit under our revolving credit facility. Furthermore, if we were unable to repay the amounts due and payable under any future secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our Notes accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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

As of December 31, 2018, our Notes had a carrying value of approximately $320.1 million, net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million and $4.5 million of unamortized debt issuance costs. In addition, we have $200 million in debt commitments under our revolving credit facility, of which $67.5 million is outstanding,$2.3 million is utilized to provide letters of credit at December 31, 2018 and $130.2 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our senior unsecured revolving credit facility. As part of our financing strategy, we may incur a significant amount of additional debt. Our revolving credit facility has, and any additional debt we subsequently incur may have, a floating rate of interest. Our Notes have a fixed rate of interest. We may incur fixed rate debt in the future that may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of a favorable return on such assets and could result in a loss or lower profitability. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

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

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, our executive officers, each of whom would be difficult to replace. Although we have entered into employment agreements with our executive officers, there is no guarantee that these executives will remain employed with us. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave depends on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets and with our bank group. We have not obtained key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of our company.

Our employment agreements with Messrs. Webb, Stephens and Miller each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could materially and adversely affect the market price of our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, requires annual management assessments of the effectiveness of our internal control over financial reporting and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company" which is scheduled to occur as of December 31, 2019. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and may cause us to incur significant expenses.

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

We are an "emerging growth company" and a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to emerging growth and smaller reporting companies, our common stock may be less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation. We have elected to adopt certain of these reduced disclosure requirements. Our status as an emerging growth company is scheduled to expire on December 31, 2019.

We are also a "smaller reporting company" because we had public float of less than $250 million on the applicable measurement date. As a smaller reporting company, we are subject to reduced disclosure obligations in our periodic reports and proxy statements.

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

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, securities (including debt securities) convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. In addition, we entered into a registration rights agreement with the individual founders and certain of our institutional shareholders, IHP Capital Partners VI, LLC, TCN/TNHC LLC and Watt/TNHC LLC (the "Institutional Investors") at the time our Company consummated its initial public offering. If these holders, or any shareholders, sell substantial amounts of their shares, the price of our common stock could decline significantly. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect, if any, of future sales of our common stock, or other securities on the value of our common stock. Sales of substantial amounts of our common stock by a large stockholder or otherwise, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

IHP Capital Partners VI, LLC ("IHP"), H. Lawrence Webb, Wayne Stelmar, Tom Redwitz and Joseph Davis (collectively, the "Founders") beneficially own (as such term is defined in Section 13(d)(3) of the Exchange Act), directly or indirectly through their affiliates, approximately 28% of our common stock. IHP and the Founders are also currently party to an investor rights agreement, pursuant to which each such holder agreed to vote, in respect of IHP, in favor of one individual for nomination and election to the Board chosen by IHP for so long as IHP owns 4% or more of our then-outstanding stock. IHP has also agreed to vote its shares of common stock in favor of Messrs. Webb, Stelmar or Berchtold (or, if at that time nominated as a director, Messrs. Davis or Redwitz) in any election in which any such individual is a nominee. In addition to the influence such holders have due to their voting arrangement, to the extent they and their affiliates vote their shares together on any matter, their combined stock ownership may effectively give them the power to influence matters reserved for our shareholders, including the election of members of our board of directors and significant corporate or change of control transactions.

Circumstances may occur in which the interest of these shareholders could be in conflict with your interests or our interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you. For example, our Institutional Investors are also in the real estate and land development business. Such Institutional Investors and their affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. We have entered into various business relationships with some of our Institutional Investors, or entities affiliated with or controlled by them, including real estate development or homebuilding joint ventures. While our audit committee, and in some cases all of our independent or disinterested board members, have reviewed and approved all such transactions, we do not have exclusive control over such joint ventures, which may prevent us from taking actions that are in our best interest but opposed by our partners. If the projects within such joint ventures do not perform well, it is possible that disputes between us and our partners may result in litigation or arbitration which would be further complicated due to the conflict of interest. Any such dispute would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could have a material and adverse effect on our business. See the Risk Factor entitled "We currently have significant amounts invested in unconsolidated joint ventures with independent third parties--some which are affiliated with certain of our board members--in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners" for a description of additional risks arising from our investments in joint ventures. Institutional Investors and their affiliates are involved in business that provides equity capital for residential housing, land and development, including for businesses that directly or indirectly compete with our business. In their capacities as principals or executives of those businesses, they may also pursue opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.

There is no assurance that the existence of a stock repurchase program will result in additional repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On May 10, 2018, the Company's Board of Directors approved a stock repurchase program (the “Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $15 million. The repurchases of the Company’s shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company’s management at its discretion and be based on a variety of factors such as the market price of the Company’s common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased.

Repurchases pursuant to the Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves and increase our leverage, which could impact our ability to pursue possible future strategic opportunities and acquisitions, result in lower overall returns on our cash balances and impact our debt covenants and our ability to incur more indebtedness. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs are intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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
We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 6,800 square feet through May 2020 in Roseville, CA approximately 7,700 square feet through October 2021 in Walnut Creek, CA (of which approximately 5,800 square feet is sublet), approximately 1,400 square feet through July 2021 in Agoura Hills, CA and approximately 3,100 square feet through February 2021 in Scottsdale, AZ. For information on land owned and controlled by us and our joint ventures for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lots Owned and Controlled", "- Equity in Net Income (Loss) of Unconsolidated Joint Ventures" and "- Off-Balance Sheet Arrangements and Contractual Obligations - Joint Ventures".

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
As of February 13, 2019, we had 11 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
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
Issuer Share Repurchases
During the year ended December 31, 2018, the Company repurchased 1,003,116 shares of its common stock at an aggregate purchase price of $8.5 million. The table below summarizes the number of shares that were repurchased during the three month period ended December 31, 2018.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)(1)
October 1, 2018 to October 31, 2018	54,605	$6.94	54,605	$8,869
November 1, 2018 to November 30, 2018	261,388	$7.66	261,388	$6,867
December 1, 2018 to December 31, 2018	63,512	$6.44	63,512	$6,457
Total	379,505	$7.35	379,505
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

We did not sell any unregistered securities during the year ended December 31, 2018.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sales revenue	$504,029	$560,842	$507,949	$280,209	$56,094
Fee building revenue, including management fees	163,537	190,324	186,507	149,890	93,563
Total revenues	$667,566	$751,166	$694,456	$430,099	$149,657

Pretax income (loss):
Homebuilding	$(24,706)	$27,034	$25,546	$23,698	$497
Fee building	4,401	5,497	8,404	10,213	4,506
Pretax income	$(20,305)	$32,531	$33,950	$33,911	$5,003

Net income (loss) attributable to the Company	$(14,216)	$17,152	$21,022	$21,688	$4,787
Basic earnings (loss) per share	$(0.69)	$0.82	$1.02	$1.29	$0.30
Diluted earnings (loss) per share	$(0.69)	$0.82	$1.01	$1.28	$0.30
Weighted Average Common Shares Outstanding: (1)
Basic	20,703,967	20,849,736	20,685,386	16,767,513	15,927,917
Diluted	20,703,967	20,995,498	20,791,445	16,941,088	15,969,199

Balance Sheet Data
Cash and cash equivalents	$42,273	$123,546	$30,496	$45,874	$44,058
Real estate inventories (2)	$566,290	$416,143	$286,928	$200,636	$157,629
Investment in and advances to unconsolidated joint ventures	$34,330	$55,824	$50,857	$60,572	$60,564
Total assets	$696,097	$644,512	$419,136	$351,270	$291,958
Total debt	$387,648	$318,656	$118,000	$83,082	$113,751
Stockholders’ equity	$239,954	$263,990	$244,523	$220,775	$148,084
Stockholders' equity per common share outstanding	$11.96	$12.64	$11.81	$10.75	$9.00
Cash dividends declared per share	$—	$—	$—	$—	$—

Operating Data (excluding unconsolidated JVs)
Net new home orders	536	412	253	174	79
New homes delivered	498	341	250	148	53
Average sales price of homes delivered	$1,012	$1,645	$2,032	$1,893	$1,058
Selling communities at end of year	20	17	15	10	4
Backlog at end of year, number of homes	191	153	79	67	41
Backlog at end of year, dollar value	$207,071	$162,250	$187,296	$166,567	$86,711
Average sales price of homes in backlog	$1,084	$1,060	$2,371	$2,486	$2,115

Operating Data – Fee Building Projects (excluding unconsolidated JVs)
Homes started	545	533	784	513	550
Homes delivered	600	820	644	537	206
Homes under construction at end of period	244	299	586	446	470

(1)	The Company completed a follow-on offering on December 9, 2015 issuing and selling 4,025,000 shares of common stock at a price of $12.50 per share.

(2)
Effective July 1, 2016, certain capitalizable selling and marketing costs were reclassified to other assets from real estate inventories. Prior year periods have been reclassified to conform to current year presentation. $9.3 million and $5.9 million was reclassified from real estate inventories to other assets for the years ended December 31, 2015 and 2014, respectively.

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

Non-GAAP Measures

This annual report on Form 10-K includes certain non-GAAP measures, including homebuilding gross margin before impairments (or home sales gross margin before impairments), homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, adjusted net income, adjusted earnings per share, adjusted earnings per diluted share, net debt, the ratio of net debt-to-capital, adjusted homebuilding gross margin, adjusted homebuilding gross margin percentage, and the effective tax rate before discrete items.  For a reconciliation of homebuilding gross margin before impairments, homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Financial Data." For a reconciliation of adjusted net income, adjusted earnings per share and adjusted earnings per diluted share to the comparable GAAP measures, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." For a reconciliation of adjusted homebuilding gross margin and adjusted homebuilding gross margin percentage to the comparable GAAP measures, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding Gross Margin." For a reconciliation of net debt and net debt-to-capital to the comparable GAAP measures, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt-to-Capital Ratios." For reconciliation of effective rate before discrete items see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision (Benefit) for Income Taxes."

Consolidated Financial Data

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Revenues:
Home sales	$504,029	$560,842	$507,949
Fee building, including management fees from unconsolidated joint ventures of $3,385, $4,945 and $8,202, respectively	163,537	190,324	186,507
	667,566	751,166	694,456
Cost of Sales:
Home sales	436,530	473,213	433,559
Home sales impairments	10,000	2,200	2,350
Land sales impairment	—	—	1,150
Fee building	159,136	184,827	178,103
	605,666	660,240	615,162
Gross Margin:
Home sales	57,499	85,429	72,040
Land sales	—	—	(1,150)
Fee building	4,401	5,497	8,404
	61,900	90,926	79,294

Home sales gross margin	11.4%	15.2%	14.2%
Home sales gross margin before impairments(1)	13.4%	15.6%	14.6%
Fee building gross margin	2.7%	2.9%	4.5%

Selling and marketing expenses	(36,065)	(32,702)	(26,744)
General and administrative expenses	(25,966)	(26,330)	(25,882)
Equity in net income (loss) of unconsolidated joint ventures	(19,653)	866	7,691
Other income (expense), net	(521)	(229)	(409)
Pretax income (loss)	(20,305)	32,531	33,950
(Provision) benefit for income taxes	6,075	(15,390)	(13,024)
Net income (loss)	(14,230)	17,141	20,926
Net loss attributable to non-controlling interest	14	11	96
Net income (loss) attributable to The New Home Company Inc.	$(14,216)	$17,152	$21,022

Interest incurred	$28,377	$21,978	$7,484
Adjusted EBITDA(2)	$39,898	$50,145	$43,144
Adjusted EBITDA margin percentage (2)	6.0%	6.7%	6.2%
Ratio of Adjusted EBITDA to total interest incurred (2)	1.4x	2.3x	5.8x

(1)
Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2018	%	2017	%	2016	%
	(Dollars in thousands)
Home sales revenue	$504,029	100.0%	$560,842	100.0%	$507,949	100.0%
Cost of home sales	446,530	88.6%	475,413	84.8%	435,909	85.8%
Homebuilding gross margin	57,499	11.4%	85,429	15.2%	72,040	14.2%
Add: Home sales impairments	10,000	2.0%	2,200	0.4%	2,350	0.4%
Homebuilding gross margin before impairments	67,499	13.4%	87,629	15.6%	74,390	14.6%

(2)
Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position and inventory impairments. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income (loss), calculated and presented in accordance with GAAP, to Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income (loss)	$(14,230)	$17,141	$20,926
Add:
Interest amortized to cost of sales and equity in net income (loss) of unconsolidated joint ventures	19,908	11,057	5,331
Provision (benefit) for income taxes	(6,075)	15,390	13,024
Depreciation and amortization	6,631	449	511
Amortization of stock-based compensation	3,090	2,803	3,471
Cash distributions of income from unconsolidated joint ventures	715	1,588	3,742
Noncash inventory impairments and abandonments	10,206	2,583	4,080
Less:
Gain from notes payable principal reduction	—	—	(250)
Equity in net (income) loss of unconsolidated joint ventures	19,653	(866)	(7,691)
Adjusted EBITDA	$39,898	$50,145	$43,144
Total Revenue	$667,566	$751,166	$694,456
Adjusted EBITDA margin percentage	6.0%	6.7%	6.2%
Interest incurred	28,377	21,978	7,484
Ratio of Adjusted EBITDA to total interest incurred	1.4x	2.3x	5.8x

Overview

Fiscal 2018 was a transition year for our Company as we expanded and diversified our product portfolio to more affordably priced communities, which resulted in a 38% decrease in our average price of homes delivered to $1.0 million from $1.6 million in 2017. The fourth quarter of 2018 was particularly challenging from a sales, closings and profitability perspective. The healthy buyer demand experienced in the first half of 2018 weakened during the second half of the year as homebuyer hesitation emerged. We believe home affordability concerns stemming from higher interest rates and higher absolute home prices slowed our sales absorption rates in the back half of 2018, particularly in the fourth quarter, and resulted in an overall decline in our monthly sales per community for 2018 as compared to 2017. The slower sales pace contributed to an increase in incentives and estimated carrying costs at certain communities, which along with a mix shift in deliveries partially attributable to construction delays, resulted in a 380 basis point decline in our gross margin from home sales (220 basis points excluding inventory impairments*). In addition, higher incentives and pricing adjustments at two of our higher-priced Southern California communities resulted in $10.0 million of noncash pretax inventory impairment charges for 2018. The Company also incurred $20.0 million in noncash, pretax impairment charges related to a master plan land development joint venture in Northern California in the 2018 fourth quarter.

While 2018 home deliveries were up 46% due to increased community count and a strategic shift to more affordable product, our average selling price declined 38%. The lower year over year average selling price, coupled with slower sales absorption rates experienced in the second half of 2018, offset the delivery increase and resulted in a 10% decline in homes sales revenue from 2017 to $504.0 million. Home sales revenue was also adversely impacted by construction delays at a few of our communities where the delivery of several homes scheduled to occur in the fourth quarter of 2018 were delayed. Most notably, home closings from our multifamily condominium community in Playa Vista, CA were delayed into 2019, which negatively impacted our 2018 home sales revenue by approximately $20 million. These homes remained in backlog as of December 31, 2018 and are scheduled to deliver in the 2019 first quarter. Backlog dollar value at the end of 2018 was $207.1 million related to 191 homes, up 28% and 25%, respectively, from December 31, 2017.

As a result of these activities, the Company generated a net loss of $14.2 million, or $(0.69) per diluted share for 2018. Included in the net loss was $10.0 million of noncash inventory impairment charges and $20.0 million of joint venture impairments, or $1.05 per diluted share on an after-tax basis. Adjusted net income for 2018 was $7.6 million*, or $0.37* per diluted share, after excluding the $30.0 million in pretax impairment charges. Net income attributable to the Company for 2017 was $17.2 million, or $0.82 per diluted share, and adjusted net income was $21.7 million*, or $1.03* per diluted share, after excluding $3.2 million in income tax charges related to the revaluation of deferred tax assets and $2.2 million in pretax inventory impairment charges. The year-over-year decrease in net income was primarily due to a $27.8 million increase in inventory and joint venture impairments, a 380 basis point decline in home sales gross margin (220 basis point decline in home sales gross margin before impairments*), an 11% decrease in total revenues, and a 180 basis point increase in selling, general and administrative expenses as a percentage of home sales revenue. These items were partially offset by an income tax benefit for 2018.

The Company's wholly owned lots owned and controlled at December 31, 2018 was 2,812. Of the total wholly owned lots, approximately 41% were controlled through option contracts. The Company ended the year with $42.3 million in cash and cash equivalents, $387.6 million in debt, of which $67.5 million was outstanding under its $200 million unsecured revolving credit facility. The Company's debt-to-capital ratio was 61.8% and its net debt-to-capital ratio was 59.0%*. The Company also authorized a $15 million stock repurchase plan during 2018. As of December 31, 2018, the Company had repurchased and retired 1,003,116 shares of common stock totaling $8.5 million, leaving a remaining authorization of $6.5 million for future purchases.

As we move into fiscal 2019, we are aware of the operational challenges a slowing housing market poses and are taking the appropriate steps to right-size our business and fortify our balance sheet. We anticipate that these initiatives will lead to a leaner cost structure and an improved debt leverage over time.

* Home sales gross margin before impairments, adjusted net income, adjusted earnings per diluted share and net debt-to-capital ratio are non-GAAP measures. For a reconciliation of home sales gross margin before impairments to home sales gross margin, the nearest GAAP equivalent, please see "Results of Operations - Homebuilding Gross Margin." For a reconciliation of adjusted net income and adjusted earnings per diluted share please see below. For a reconciliation of the net debt-to-capital ratio to the appropriate GAAP measure, please see "Liquidity and Capital Resources - Debt-to-Capital Ratios." We believe home sales gross margin before impairments is meaningful, as it isolates the impact home sales impairments have on homebuilding gross margin and provides investors better comparisons with our competitors, who may adjust gross margins in a similar fashion. We believe adjusted net income and adjusted earnings per diluted share are meaningful as the impact of impairments and deferred tax asset adjustments are removed to provide investors with an understanding of the impact these noncash items had on earnings. We believe that the ratio of net debt-to-capital is a relevant financial measure for management and investors to understand the leverage employed in our operations and as an indicator of the Company’s ability to obtain financing.

	Year Ended December 31,
	2018	2017	2016

Net income (loss) attributable to The New Home Company Inc.	$(14,216)	$17,152	$21,022
Home sales, land sales and joint venture impairments (tax effected)	21,810	1,366	2,194
Noncash deferred tax asset charge	—	3,190	—
Adjusted net income attributable to The New Home Company Inc.	$7,594	$21,708	$23,216

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.69)	$0.82	$1.02
Diluted	$(0.69)	$0.82	$1.01

Adjusted earnings per share attributable to The New Home Company Inc.:
Basic	$0.37	$1.04	$1.12
Diluted	$0.37	$1.03	$1.12

Weighted average shares outstanding:
Basic	20,703,967	20,849,736	20,685,386
Diluted	20,804,859	20,995,498	20,791,445

Home sales, land sales and joint venture impairments	$30,000	$2,200	$3,500
Effective tax rate for The New Home Company Inc. before discrete items(1)	27.3%	37.9%	37.3%
Tax benefit from home sales, land sales and joint venture impairments	$(8,190)	$(834)	$(1,306)
Home sales, land sales and joint venture impairments (tax effected)	$21,810	$1,366	$2,194

After-tax loss per share attributable to The New Home Company Inc. related to home sales, land sales and joint venture impairments:
Basic	$1.05	$0.07	$0.11
Diluted	$1.05	$0.07	$0.11

Loss per share attributable to The New Home Company Inc. related to deferred tax asset charge:
Basic	NA	$(0.15)	NA
Diluted	NA	$(0.15)	NA

(1) For a reconciliation of effective tax rate before discrete items, please see "Results of Operations - Provision (Benefit) for Income Taxes."

Results of Operations

Net New Home Orders

	Year Ended December 31,
		Change			Change
	2018	Amount	%	2017	Amount	%	2016
Net new home orders
Southern California	301	104	53%	197	56	40%	141
Northern California	202	(13)	(6)%	215	103	92%	112
Arizona	33	33	NA	—	—	NA	—
Total net new home orders	536	124	30%	412	159	63%	253

Selling communities at end of year
Southern California	13	3	30%	10	2	25%	8
Northern California	5	(2)	(29)%	7	—	—%	7
Arizona	2	2	NA	—	—	NA	—
Total selling communities	20	3	18%	17	2	13%	15

Monthly sales absorption rate per community (1)
Southern California	2.2	(0.1)	(4)%	2.3	0.5	28%	1.8
Northern California	2.7	(0.4)	(13)%	3.1	1.4	82%	1.7
Arizona	1.7	NA	NA	—	NA	NA	—
Total monthly sales absorption rate per community (1)	2.3	(0.4)	(15)%	2.7	1.0	59%	1.7

Average selling communities
Southern California	12	5	71%	7	—	—%	7
Northern California	6	—	—%	6	1	20%	5
Arizona	2	NA	NA	NA	NA	NA	NA
Total average selling communities	20	7	54%	13	1	8%	12

Cancellation rate	10%	1%	NA	9%	(3)%	NA	12%

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the year ended December 31, 2018 were up 30% compared to 2017 as a result of a 54% increase in average selling communities, partially offset by a decline in the monthly sales absorption rate. Demand was healthy across our markets throughout the first half of 2018, however, buyer hesitancy emerged in the second half of the year, particularly in the 2018 fourth quarter, which was spurred by higher interest rates and higher absolute home prices and resulted in an overall decline in sales per community for 2018.

Orders were up 53% in 2018 for Southern California primarily driven by a 71% increase in average selling communities, which included six communities that opened in late 2017 and 2018 with base pricing of $750,000 or less. The increase in more affordably priced communities helped maintain Southern California's monthly sales absorption rate at 2.2 sales per community, nearly flat with the pace in 2017, as buyer demand was less impacted at lower price points. The decline in net new orders for Northern California was largely attributable to a 13% decrease in 2018 monthly sales absorption rate to 2.7 sales per community from 3.1 in the year ago period. Northern California benefited in 2017 from strong sales activity from high-demand communities that sold out during 2017, two of which were located in the Bay Area and one in Davis, CA. New for 2018, were contributions of 1.7 sales per month from our first wholly owned projects in Arizona which were largely driven by our single-family detached, move-up Belmont community in Gilbert.

Net new home orders for the year ended December 31, 2017 increased 63% compared to 2016. The increase was primarily driven by a 59% increase in the monthly sales absorption rate per community and to a lesser extent, an 8% increase in average selling communities. The improvement in our 2017 absorption rate was driven by solid order activity in both Southern and Northern California resulting from the addition of more affordably-priced product, which generally sells at a faster pace than move-up or luxury product. Southern California experienced a monthly absorption of 2.3 sales per community in 2017, compared to 1.8 in 2016, while high buyer demand in Northern California resulted in an 82% increase in monthly sales absorption to 3.1 sales per community in 2017 as compared to 2016.

The Company's cancellation rate for 2018 was 10% as compared to 9% and 12% for 2017 and 2016, respectively. We believe our cancellation rate is one of the lower rates in the industry due to many factors, including loan prequalifying buyers before ratifying sales contracts, the high level of personalized options that our homebuyers select in some higher-priced communities, which often creates emotional attachment, and a higher proportion of affluent buyers with strong credit profiles. As we transition to more affordably-priced product, our cancellation rate may increase moderately. Additionally, cancellations may rise in a slowing housing market where higher interest rates may impact buyer financing and soft demand may preclude move-up buyers from being able to sell their existing homes. We experienced a spike in our 2018 fourth quarter cancellation rate largely resulting from the low level of gross orders generated during the 2018 fourth quarter, however, our cancellations as a percentage of beginning backlog remained relatively low at 7% during the 2018 fourth quarter.

Backlog

	Year Ended December 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	90	$111,024	$1,234	71	$93,955	$1,323	27%	18%	(7)%
Northern California	68	59,847	880	82	68,295	833	(17)%	(12)%	6%
Arizona	33	36,200	1,097	—	—	—	NA	NA	NA
Total	191	$207,071	$1,084	153	$162,250	$1,060	25%	28%	2%

	Year Ended December 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	71	$93,955	$1,323	48	$162,599	$3,387	48%	(42)%	(61)%
Northern California	82	68,295	833	31	24,697	797	165%	177%	5%
Total	153	$162,250	$1,060	79	$187,296	$2,371	94%	(13)%	(55)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog at the end of 2018 was up 25% compared to a year ago due to a 30% increase in net new home orders from a higher average community count, and the impact of closing delays at a few communities. The 28% increase in backlog dollar value to $207.1 million at December 31, 2018, was driven mostly by the increase in the number of homes in backlog, and to a lesser extent, a 2% increase in average selling price. Northern California average sales price was up year-over-year due to sales price increases at one particular community in the Bay Area. This increase was partially offset by a decrease in Southern California average selling price related to the close-out of higher-priced communities and an increase in orders from more affordable communities during 2018.

Backlog dollar value at December 31, 2017 declined 13% compared to 2016 due to a 55% decrease in average selling price to $1.1 million in 2017 as compared to $2.4 million in 2016, which was partially offset by a 94% increase in backlog units. The decline in the average selling price of homes in backlog in 2017 as compared to 2016 was primarily related to the delivery of the final homes from two higher-priced luxury communities in Newport Coast, CA in 2017. Additionally, 2017 ending backlog included increased contributions from more affordably-priced communities consistent with the Company's strategic shift to diversify its product offerings and access a deeper buyer pool as compared to ending backlog at December 31, 2016. The increase in the number of homes in backlog as of December 31, 2017 compared to 2016 was largely the result of higher monthly sales absorption rates.

Lots Owned and Controlled

	December 31,
		Change			Change
	2018	Amount	%	2017	Amount	%	2016
Lots Owned
Southern California	626	63	11%	563	273	94%	290
Northern California	742	424	133%	318	18	6%	300
Arizona	299	234	360%	65	65	NA	—
Total	1,667	721	76%	946	356	60%	590
Lots Controlled(1)
Southern California	205	(73)	(26)%	278	(443)	(61)%	721
Northern California	451	(580)	(56)%	1,031	766	289%	265
Arizona	489	(8)	(2)%	497	497	NA	—
Total	1,145	(661)	(37)%	1,806	820	83%	986
Lots Owned and Controlled - Wholly Owned	2,812	60	2%	2,752	1,176	75%	1,576
Fee Building(2)	806	(114)	(12)%	920	(15)	(2)%	935
Total Lots Owned and Controlled	3,618	(54)	(1)%	3,672	1,161	46%	2,511

(1)
Includes lots that we control under purchase and sale agreements or option agreements that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company increased the number of wholly owned lots owned and controlled by 2% and 75% year-over-year for the years ending December 31, 2018 and 2017, respectively. Of the lots owned and controlled at December 31, 2018, 41% were controlled through option contracts. The increase in wholly owned lots owned and controlled was due to contracts entered into during 2018 for new developments across all markets. In Southern California, contracts were executed for three communities for control of 272 lots within the Inland Empire. Purchase agreements for two new communities in the greater Phoenix area were executed for a total of 226 lots increasing our geographic footprint in the Arizona market. In Northern California, we entered into an agreement for 60 lots in a community in Rocklin, CA. The increase in wholly owned lots owned and controlled was partially offset by a 46% increase in home deliveries for 2018.

The increase in wholly owned lots owned and controlled in 2017 compared to 2016 was due to our planned expansion in Arizona where we entered into contracts on four land parcels totaling 562 aggregate lots, and an increase in lots controlled in Northern California primarily due to two new developments with multiple planning areas, one for 418 lots in Vacaville, CA and a second for 394 lots in a masterplan development in Folsom, CA. The increase in wholly owned lots owned and controlled was partially offset by a 36% increase in new home deliveries in 2017.

The decrease in fee building lots at December 31, 2018 as compared to 2017 was primarily attributable to the delivery of 600 homes to customers during 2018. This impact was offset by fee lot additions of 486 lots for new contracts entered into during 2018, including construction management contracts the Company entered into with a new customer during the 2018 second quarter totaling 165 lots across five communities.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	282	$317,373	$1,125	174	$433,651	$2,492	62%	(27)%	(55)%
Northern California	216	186,656	864	167	127,191	762	29%	47%	13%
Total	498	$504,029	$1,012	341	$560,842	$1,645	46%	(10)%	(38)%

	Year Ended December 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	174	$433,651	$2,492	147	$422,041	$2,871	18%	3%	(13)%
Northern California	167	127,191	762	103	85,908	834	62%	48%	(9)%
Total	341	$560,842	$1,645	250	$507,949	$2,032	36%	10%	(19)%

New home deliveries increased 46% for the year ended December 31, 2018 compared to the prior year. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2017, and an increase in new home orders during the year. Notwithstanding the increase in 2018 deliveries, home sales revenue decreased 10% compared to 2017 primarily due to a 38% lower average sales price per delivery that resulted from the Company's strategic shift to more affordable price points. The year-over-year decrease in average sales price was most pronounced in Southern California where over half of 2018 deliveries were from more-affordable communities with base pricing of $750,000 or less compared to only about 10% of total deliveries from this price point in 2017. Additionally, the 2017 average selling price was heavily influenced by deliveries from two Crystal Cove luxury communities in Newport Coast, CA where average selling prices exceeded $6.0 million for the year. 2018 home sales revenue was also adversely impacted by closing delays of several homes in backlog that were scheduled to be delivered in the 2018 fourth quarter and an overall slowing in sales rates in the second half of 2018, particularly in the fourth quarter. Most notably, homes in backlog from our multifamily condominium community in Playa Vista, CA were scheduled to close in the 2018 fourth quarter but were rescheduled for delivery in the 2019 first quarter, which negatively impacted 2018 home sales revenue by approximately $20.0 million.

New home deliveries increased 36% for the year ended December 31, 2017 compared to 2016. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2016 and an increase in new home orders generated during 2017. Home sales revenue for 2017 increased 10% compared to 2016 primarily due to an increase in new home deliveries, which was offset by a 19% lower average sales price per delivery. The year-over-year decrease in average sales price in 2017 versus 2016 was driven by increased deliveries from our Northern California operations, which had lower-priced communities than Southern California, coupled with a product mix shift for both Southern California and Northern California from deliveries from more affordably-priced communities increased.

Homebuilding Gross Margin

Homebuilding gross margin percentage for 2018 was 11.4% versus 15.2% in the prior year. Homebuilding gross margin for 2018 included a $10.0 million in noncash inventory impairment charges related to two higher-priced communities in Southern California that were experiencing slower monthly sales absorption and required sales price adjustments. Inventory impairment charges for 2017 totaled $2.2 million and related to one homebuilding community in Southern California where slower monthly sales required additional incentives. Homebuilding gross margin percentage before impairments was 13.4% and 15.6% for 2018 and 2017, respectively. Homebuilding gross margin before impairments is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent. The 220 basis point decline in homebuilding gross margin before impairments was primarily due to higher interest costs included in cost of homes sales, and to a lesser extent a product mix shift. Interest in cost of home sales increased for 2018 as the amount of previously capitalized interest from our Senior Notes issued in 2017 began to flow through cost of homes sales in greater proportion than capitalized interest from our unsecured credit facility, which carries a lower interest rate. The year-over-year mix shift included, among other things, significant deliveries in 2017 from two luxury communities in Newport Coast, CA, which generated higher gross margins than many of our 2018 communities.

Homebuilding gross margin percentage for 2017 improved 100 basis points to 15.2% as compared to 14.2% in 2016. 2017 included $2.2 million in noncash inventory impairments related to one homebuilding community in Southern California while 2016 included $2.4 million in noncash inventory impairment charges related to two homebuilding communities, one in each of Southern and Northern California. The impairments in both years were due to project-specific issues, including slower monthly sales absorption rates that required additional sales incentives. In addition, the 2017 and 2016 homebuilding gross margins included a benefit related to warranty adjustments of $0.8 million and $1.1 million, respectively. The homebuilding gross margin before impairments for 2017 was 15.6% versus 14.6% in 2016. The 100 basis point improvement in homebuilding gross margin before impairments for 2017 as compared to 2016 was due primarily to a change in product mix, including the favorable impact of higher-margin, luxury communities located in Newport Coast, CA.

Excluding home sales impairments and interest in cost of home sales, adjusted homebuilding gross margin percentage for the years ended December 31, 2018, 2017 and 2016 was 17.1%, 17.6% and 15.7%, respectively. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2018	%	2017	%	2016	%
	(Dollars in thousands)
Home sales revenue	$504,029	100.0%	$560,842	100.0%	$507,949	100.0%
Cost of home sales	446,530	88.6%	475,413	84.8%	435,909	85.8%
Homebuilding gross margin	57,499	11.4%	85,429	15.2%	72,040	14.2%
Add: Home sales impairments	10,000	2.0%	2,200	0.4%	2,350	0.4%
Homebuilding gross margin before impairments (1)	67,499	13.4%	87,629	15.6%	74,390	14.6%
Add: Interest in cost of home sales	18,678	3.7%	11,021	2.0%	5,331	1.1%
Adjusted homebuilding gross margin(1)	$86,177	17.1%	$98,650	17.6%	$79,721	15.7%

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

Fee Building

	Year Ended December 31,
	2018	%	2017	%	2016	%
	(Dollars in thousands)
Fee building revenue	$163,537	100.0%	$190,324	100.0%	$186,507	100.0%
Cost of fee building	159,136	97.3%	184,827	97.1%	178,103	95.5%
Fee building gross margin	$4,401	2.7%	$5,497	2.9%	$8,404	4.5%

Our fee building revenue includes (i) billings to third-party land owners for general contracting services, and (ii) management fees from our unconsolidated joint ventures and third party land owners for construction and sales management services. Cost of fee building includes (i) labor, subcontractor, and other indirect construction and development costs that are reimbursable by the land owner, and (ii) general and administrative, or G&A, expenses that are attributable to fee building activities and joint venture management overhead. Besides allocable G&A expenses, there are no other material costs associated with management fees from our unconsolidated joint ventures.

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

For the year ended December 31, 2018, fee building revenues decreased 14% from the prior year period primarily due to a decrease in costs incurred from fee building activities resulting from a lower number of homes under construction during the year. Included in fee building revenues for the years ended December 31, 2018 and December 31, 2017 were (i) $157.8 million and $185.4 million, respectively, of billings to land owners for general contracting services and (ii) $5.7 million and $4.9 million of management fees from our unconsolidated joint ventures and third-party land owners for 2018 and 2017, respectively. The increase in management fees related to $2.3 million in new fee revenue from construction and sales management service contracts commencing in 2018, partially offset by a $1.6 million reduction in management fees from joint ventures as a result of joint venture community closeouts and buyouts during 2017.

For the year ended December 31, 2018, cost of fee building decreased due to the decrease in fee building activity, compared to 2017. The amount of G&A expenses included in cost of fee building was $7.2 million and $8.3 million for the years ended December 31, 2018 and 2017, respectively. Fee building gross margin percentage decreased to 2.7% for the year ended December 31, 2018 from 2.9% in the prior year. The decrease in fee building gross margin was due to a change in the fee building business agreements on certain projects from a percentage of cost fee to a per-unit fixed fee arrangement and a decrease in fee billings and joint venture management fees, partially offset by an increase in management fees from new construction and sales service contracts and lower allocated G&A expenses.

For the year ended December 31, 2017, fee building revenues increased 2% from 2016 primarily due to an increase in fee building costs incurred related to a higher fee building delivery volume. Included in fee building revenues for the years ended December 31, 2017 and December 31, 2016 were (i) $185.4 million and $178.3 million of billings to land owners for general contracting services for 2017 and 2016, respectively, and (ii) $4.9 million and $8.2 million of management fees from our unconsolidated joint ventures for 2017 and 2016, respectively. The decrease in management fees from JVs was primarily the result of fewer deliveries and lower land sales revenue from JV communities.

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

Our fee building revenue has historically been concentrated with a small number of customers. For the years ended December 31, 2018, 2017 and 2016, one customer comprised 95%, 97% and 96% of fee building revenue, respectively.

Selling, General and Administrative Expenses

	Year Ended December 31,			As a Percentage of Home Sales Revenue
	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Selling and marketing expenses	$36,065	$32,702	$26,744	7.1%	5.8%	5.3%
General and administrative expenses ("G&A")	25,966	26,330	25,882	5.2%	4.7%	5.1%
Total selling, marketing and G&A ("SG&A")	$62,031	$59,032	$52,626	12.3%	10.5%	10.4%

During 2018, our SG&A rate as a percentage of home sales revenue increased 180 basis points to 12.3% from 10.5% for 2017. The increase was primarily due to lower home sales revenue, higher selling and marketing costs related to advertising for newly opened communities, increased master marketing fees, higher co-broker commissions, and higher sales personnel and advertising costs associated with increased community count growth. These increases were partially offset by lower amortization of capitalized selling and marketing costs due to the 2017 close out of higher-end, luxury communities. In addition, the increase also included a net $0.1 million increase in selling and marketing expenses in 2018 related to accounting changes from the adoption of ASC 606, the updated revenue recognition standard. The G&A rate for 2018 was up 50 basis points due to lower home sales revenue, notwithstanding a year-over-year reduction in G&A expenses primarily due to lower incentive-based compensation costs.

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

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of December 31, 2018 and 2017, we had ownership interests in 10 unconsolidated joint ventures. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.

The Company's share of joint venture loss for the year ended December 31, 2018 was $19.7 million as compared to $0.9 million of income for the year ended December 31, 2017. The joint venture loss in 2018 was primarily the result of allocated noncash impairment losses of $18.9 million and a $1.1 million impairment to the Company's investment in unconsolidated joint ventures, and to a lesser extent, lower homebuilding gross margins. The $20.0 million aggregate joint venture impairment charges related to one of the Company's unconsolidated land development joint ventures in Northern California. The joint venture impairment resulted from lower anticipated land sales revenue, higher development and carrying costs, and a strategic decision not to incorporate a potential homebuilding component into the existing land development venture at this time in order to preserve capital and avoid over-concentration in one geographic location. The Company's share of 2017 joint venture income was positively impacted by buyouts and community closeouts.

The Company's share of joint venture income was $0.9 million for the year ended December 31, 2017 as compared to $7.7 million for the year ended December 31, 2016. A 37% reduction in joint venture revenues from decreased home and lot deliveries and lower gross margins from joint venture home sales contributed to the year-over-year decrease in the Company's share of joint venture income. Additionally, in 2017, the Company purchased the equity interest of its joint venture partner in the joint venture known as Larkspur. Prior to the close out, the Company received a $0.1 million income allocation from the joint venture. Upon close out, the Company recognized a gain of $0.3 million due to the purchase of its joint venture partner's interest for less than its carrying value. In 2016, the Company purchased the equity interest of its joint venture partner in the joint venture known as Lambert Ranch. Prior to the close out, the Company received a $0.5 million income allocation from the joint venture. Upon closeout, the Company recognized a gain of $1.1 million due to the purchase of its joint venture partner's interest for less than its carrying value. The joint venture close outs mentioned are discussed in further detail within Note 12, "Related Party Transactions," in our accompanying Consolidated Financial Statements.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
		Change			Change
	2018	Amount	%	2017	Amount	%	2016
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	142	(28)	(16)%	170	11	7%	159
New homes delivered	146	(3)	(2)%	149	(48)	(24)%	197
Average sales price of homes delivered	$951	$(7)	(1)%	$958	$57	6%	$901

Home sales revenue	$138,892	$(3,805)	(3)%	$142,697	$(34,847)	(20)%	$177,544
Land sales revenue	42,731	37,981	800%	4,750	(50,925)	(91)%	55,675
Total Revenue	$181,623	$34,176	23%	$147,447	$(85,772)	(37)%	$233,219
Net income (loss)	$(27,904)	$(27,375)	NM	$(529)	$(26,720)	(102)%	$26,191

Selling communities at end of period	7	—	—%	7	(2)	(22)%	9
Backlog (dollar value)	$66,892	$256	—%	$66,636	$11,222	20%	$55,414
Backlog (homes)	76	(4)	(5)%	80	18	29%	62
Average sales price of homes in backlog	$880	$47	6%	$833	$(61)	(7)%	$894

Homebuilding lots owned and controlled	211	(130)	(38)%	341	(244)	(42)%	585
Land development lots owned and controlled	1,879	(444)	(19)%	2,323	(92)	(4)%	2,415
Total lots owned and controlled	2,090	(574)	(22)%	2,664	(336)	(11)%	3,000

Provision (Benefit) for Income Taxes

For the year ended December 31, 2018, the Company recorded an income tax benefit of $6.1 million compared to a provision of $15.4 million for 2017. The Company's effective tax rate for 2018 was 29.9%, 27.3% before discrete items, compared to 47.3%, 37.9% before discrete items, for 2017. The effective tax rate for 2017 was impacted by a $3.2 million deferred tax asset charge, included in discrete items, related to federal tax rate cuts from 2017's Tax Cuts and Jobs Act ("Tax Act"). The federal corporate tax rate cut to a flat 21% from a maximum 35% was the primary driver of the year-over-year decrease in the Company's effective tax rate before discrete items, partially offset by the loss of certain tax benefits from production activities that were eliminated as a result of the Tax Act. Effective tax rate before discrete items is a non-GAAP measure, please see the table below for a reconciliation to effective tax rate, the nearest GAAP equivalent.

The effective tax rate for 2018 differs from the federal statutory tax rate due to state income taxes, deduction limitations, and discrete items. Discrete items totaled $0.5 million of tax benefit for the year and were primarily related to benefits from energy tax credits that were extended in February 2018 for 2017 closings and, to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut. The effective tax rate for 2017 differs from the 35% federal statutory tax rate, primarily due to the $3.2 million noncash, provisional charge related to the revaluation of the Company's deferred tax asset to reflect the reduction in the federal corporate tax rate from 35% to 21%, and state income taxes, offset partially by the benefit from production activities.

For the year ended December 31, 2016, the Company recorded a provision for income taxes of $13.0 million and its effective tax rate was 38.4%. Included in this provision is an allocation of income of $0.5 million from LR8 Investors LLC ("LR8") and a $1.1 million gain from the closeout of the LR8 joint venture, which resulted in a provision for income taxes of $0.6 million for the year ended December 31, 2016 and did not impact our effective tax rate. The effective tax rate for 2016 differs from the 35% federal statutory tax rate, primarily due to state income taxes, offset partially by the benefit from production activities and energy efficient credits.

The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. In accordance with ASC 740, Income Taxes ("ASC 740"), the consolidated provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its net deferred tax asset at December 31, 2017 and recorded a noncash, provisional charge of $3.2 million, which was included in the tax provision for fiscal 2017. The Company completed its accounting for the tax effects of the Tax Act in the 2018, within the one-year measurement period prescribed by the SEC, and recorded a $0.1 million adjustment to the provisional amount. As part of the Tax Act, the Company was no longer able to take certain tax deductions for production activities in 2018 that reduced our effective tax rate in prior years. Additionally, the Company may be subject to increased deduction limitations on certain executive compensation in future years.

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Effective tax rate for The New Home Company Inc.:
Pretax income (loss)	$(20,305)	$32,531	$33,950
(Provision) benefit for income taxes	$6,075	$(15,390)	$(13,024)
Effective tax rate(1)	29.9%	47.3%	38.4%

Effective tax rate for The New Home Company Inc. before discrete items:
(Provision) benefit for income taxes	$6,075	$(15,390)	$(13,024)
Adjustment for discrete items (2)	(523)	3,068	364
(Provision) benefit for income taxes before discrete items	$5,552	$(12,322)	$(12,660)
Effective tax rate for The New Home Company Inc. before discrete items(1)	27.3%	37.9%	37.3%

(1)	Effective tax rate is computed by dividing the (provision) benefit for income taxes by pretax income (loss).

(2)	The noncash deferred tax asset charges related to the reduction in federal corporate income tax rates are included among discrete items.

Liquidity and Capital Resources

Overview

Our principal sources of capital for the year ended December 31, 2018 were cash generated from home sales activities, borrowing from our credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for 2018 were land purchases, land development, home construction, repayments on our revolving credit facility, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and payment of operating expenses and routine liabilities.

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

We ended 2018 with $42.3 million of cash and cash equivalents, an $81.3 million decrease from December 31, 2017, primarily due to the issuance of our Senior Notes in 2017, land acquisition expenditures and development activity and home construction costs in excess of proceeds from home sales during the year. We expect to generate cash from the sale of our inventory and plan to reduce our net leverage over the next year. We will redeploy a portion of the net cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.

As of December 31, 2018 and 2017, we had $8.5 million and $11.3 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $8.8 million and $11.6 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to provide us with the financial flexibility to operate our business. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2018, we had outstanding borrowings of $325.0 million in aggregate principal related to our senior notes and $67.5 million related to our credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limit the amount of leverage we can maintain.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, or common and preferred equity.

Senior Notes Due 2022

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The Notes will mature on April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law.

The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the indenture for the Notes. Exceptions to the additional indebtedness limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed by all of the Company's 100% owned subsidiaries, for more information about these guarantees, please see Note 18 of the notes to our consolidated financial statements.

	December 31, 2018
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.4	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.62	< 2.25 : 1.0
As of December 31, 2018, we were able to satisfy the leverage condition.

Senior Unsecured Revolving Credit Facility

The Company's senior unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million, subject to certain conditions, including the availability of bank commitments.

As of December 31, 2018, we had $67.5 million in outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2018, the interest rate under the Credit Facility was 5.50%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	December 31, 2018
Financial Covenants	Actual		Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$42,273		$10,000	(1)
EBITDA to Interest Incurred (2)	1.39	(2)	> 1.75 : 1.0
Tangible Net Worth	$239,954		$188,362
Leverage Ratio	59.7%		< 65.0%
Adjusted Leverage Ratio (3)	NA		NA

(1)
So long as the Company is in compliance with the interest coverage test (see Note 2), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)
If the test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $28.5 million as of December 31, 2018. The Company was in compliance with this requirement with an unrestricted cash balance of $42.3 million at December 31, 2018.

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

As of December 31, 2018 and 2017, we were in compliance with all financial covenants.

Stock Repurchase Program

On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. As of

December 31, 2018, the Company had repurchased and retired 1,003,116 shares totaling $8.5 million and had remaining authorization to purchase $6.5 million of common shares.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	December 31,
	2018	2017
	(Dollars in thousands)
Total debt, net	$387,648	$318,656
Equity, exclusive of non-controlling interest	239,954	263,990
Total capital	$627,602	$582,646
Ratio of debt-to-capital (1)	61.8%	54.7%

Total debt, net	$387,648	$318,656
Less: cash, cash equivalents and restricted cash	42,542	123,970
Net debt	345,106	194,686
Equity, exclusive of non-controlling interest	239,954	263,990
Total capital	$585,060	$458,676
Ratio of net debt-to-capital (2)	59.0%	42.4%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net by total capital (the sum of total debt, net plus equity), exclusive of non-controlling interest.

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

Cash Flows

For the year ended December 31, 2018 as compared to the year ended December 31, 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $139.7 million in 2018 versus $90.9 million in 2017. The change was primarily the result of a net increase in cash outflows for real estate inventories to $157.7 million in 2018 compared to $114.9 million in 2017 due to increased construction in progress and lower home sales revenue, partially offset by a decrease in land acquisition spend. Additionally, the year-over-year decrease in net income reduced cash inflow by $30.0 million, partially offset by noncash inventory and joint venture impairment charges of $27.9 million for 2018.

•
Net cash provided by investing activities was $0.3 million in 2018 compared net cash used in investing activities of $10.6 million for 2017. For the year ended December 31, 2018, net distributions of capital and repayment of advances from unconsolidated joint ventures was $0.4 million compared to net contributions an advances to unconsolidated joint ventures of $11.9 million during the year ended December 31, 2017 and was the primary reason net cash provided by investing activities increased. The decrease in net contributions and advances related primarily to a reduction in joint venture contributions in 2018 to a land development joint venture in Folsom, CA.

•
Net cash provided by financing activities was $58.0 million in 2018 compared to $194.3 million in 2017. The decrease was primarily due to a decrease in net borrowings, in particular the issuance of $324.5 million of our senior notes due 2022 in 2017, offset partially by increased net borrowings from our unsecured credit facility during 2018.

For the year ended December 31, 2017 as compared to the year ended December 31, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $90.9 million in 2017 versus $42.8 million in 2016. The change was primarily the result of a net increase in cash outflows for real estate inventories to $114.9 million in 2017 compared to $71.4 million in 2016 due to greater land acquisition spend and increased construction in progress.

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

•
Net cash provided by financing activities was $194.3 million in 2017 compared to $25.2 million in 2016. The increase was primarily due to an increase in net borrowings, in particular the issuance of $324.5 million of our senior notes due 2022, offset partially by increased repayments of the unsecured credit facility.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of December 31, 2018, we had $18.9 million of nonrefundable and $0.9 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $145.0 million, net of deposits ("Aggregate Remaining Purchase Price"). These cash deposits are included as a component of our real estate inventories in our consolidated balance sheets.

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

Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as means of:

•	leveraging our capital base

•	accessing larger lot positions

•	expanding our market opportunities

•	managing financial and market risk associated with land holdings

These joint ventures have historically obtained secured acquisition, development and/or construction financing which reduces the use of funds from our corporate financing sources.

We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2018 and 2017, $41.3 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $7.3 million and $6.7 million, respectively, as of December 31, 2018 and December 31, 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from customary "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy. Additionally, in some cases, under our joint venture agreements, our shares of profits and losses may be greater than our contribution percentage.

For more information about our off-balance sheet arrangements, please see Note 12 to our consolidated financial statements.

As of December 31, 2018, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. We were a party to two LTV maintenance agreements related to unconsolidated joint ventures as of December 31, 2018. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2018:

				December 31, 2018
	Year Formed	Location		Total Joint Venture			NWHM Equity (3)	Debt-to-Total Capital- ization	Loan-to- Value Maintenance Agreement	Estimated Future Capital Commit-ment (4)	Lots Owned and Controlled
Joint Venture (Project Name)			Contri-bution %(1)	Assets	Debt(2)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	2,150	—	343	103	—%	N/A	—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	944	—	233	58	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,881	—	1,613	291	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	72,669	20,254	45,586	4,559	31%	Yes	—	161
TNHC Russell Ranch LLC (Russell Ranch)(5) (6) (7)	2013	Folsom, CA	35%	57,163	1,153	42,535	6,161	3%	No	1,640	476
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	1,108	—	1,009	469	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	30,600	—	29,380	2,938	—%	N/A	—	8
TNHC-HW Cannery LLC (Cannery Park)(6)	2013	Davis, CA	35%	6,319	—	5,101	1,786	—%	N/A	—	12
Arantine Hills Holdings LP (Bedford Ranch) (5) (6)	2014	Corona, CA	5%	210,373	25,545	171,178	8,560	13%	No	1,080	1,391
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	60,781	24,347	32,553	8,692	43%	Yes	—	42
Total Unconsolidated Joint Ventures				$443,988	$71,299	$329,531	33,617	18%		$2,720	2,090

(1)
Actual equity interests may differ due to current phase of underlying project's life cycle. The contribution percentage reflects the percentage of capital we are generally obligated to contribute (subject to adjustment under the joint venture agreement) and generally (subject to waterfall provisions) aligns with our percentage of distributions. In some cases our share of profit and losses may be greater than our contribution percentage.

(2)
The carrying value of the debt is presented net of $0.3 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2018 are as follows: $45.8 million matures in 2019, $25.8 million matures in 2020. The Mountain Shadows project has multiple debt instruments, some of which do not have LTV maintenance agreements.

(3)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $0.7 million of interest capitalized to certain investments in unconsolidated joint ventures, which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

(4)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2018. Actual contributions may differ materially.

(5)
Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the consolidated financial statements.

(6)	Land development joint venture.

(7)
Estimated future capital commitment reflects our contractual contribution obligation under the joint venture agreement. We currently anticipate that the joint venture will require aggregate contributions of approximately $30.0 million. Neither joint venture partner is currently contractually obligated to provide this estimated additional funding and the future proportional funding must be determined.

As of December 31, 2018, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the year ended December 31, 2018.

Contractual Obligations Table

The following table summarizes our future payment obligations under existing contractual obligations as of December 31, 2018 including payment obligations due by period. Our purchase obligations primarily represent commitments for land purchases under purchase and land option contracts with nonrefundable deposits and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt principal payments (1)	$392,500	$—	$67,500	$325,000	$—
Long-term interest payments (2)	82,766	27,275	49,600	5,891	—
Operating leases	3,327	1,739	1,588	—	—
Purchase obligations (3)	236,241	209,288	26,953	—	—
Total	$714,834	$238,302	$145,641	$330,891	$—

(1)	For a more detailed description of our long-term debt, please see Note 9 of the notes to our consolidated financial statements.

(2)
Includes future interest payments for our senior notes due 2022 and unsecured credit facility. Future interest payments for unsecured credit facility based on $67.5 million balance and interest rate of 5.50% at December 31, 2018.

(3)
Includes $126.8 million (net of deposits) of the remaining purchase price for land option and land purchase contracts where deposits are nonrefundable and $108.4 million of subcontractor labor and material commitments as of December 31, 2018 for which we are responsible if the subcontractor completes the work as specified in their respective commitments. Excluded from this number is $48.4 million in purchase obligations made on behalf of the owner(s) of fee build projects for which we are reimbursed per our fee building agreements.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, depending on whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and a higher level of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the opening and closeout of communities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-
going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates if conditions are significantly different in the future.

Real Estate Inventories

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs to real estate inventories. Pre-acquisition costs, including nonrefundable land deposits, are expensed to other income (expense), net if we determine continuation of the prospective project is not probable. Land, development and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360") inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value.

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

If there are indicators of impairment, we perform a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated future undiscounted cash flows of the project are more or less than the asset’s carrying value. If the estimated future undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. However, if the estimated future undiscounted cash flows are less than the asset’s carrying value, then the asset is impaired. If the asset is deemed impaired, it is written down to its fair value.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and change over time. If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset’s carrying value exceeds its fair value. We calculate fair value of real estate inventories using a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return based on the remaining life and status of the project. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

Home Sales Revenue and Cost of Home Sales

In accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), homebuilding revenue is recognized when our performance obligations within the underlying sales contracts are fulfilled. We consider our obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and the collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenues when the respective home is closed. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs requires a substantial degree of judgment by management.

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

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges third-party property owners for all direct and indirect costs, plus a fee. The fee is typically a per-unit fixed fee or based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the third-party property owner. For these types of contracts, the Company recognizes revenue based on the actual total costs it has incurred plus the applicable fee. In accordance with ASC 606, we apply the percentage-of-completion method, using the cost-to-cost approach, as it most accurately measures the progress of our efforts in satisfying our obligations within the fee building agreements. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenue and cost of sales.

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

Investments in and Advances to Unconsolidated Joint Ventures

We use the equity method to account for investments in homebuilding and land development joint ventures when any of the following situations exist: 1) the joint venture qualifies as a VIE and we are not the primary beneficiary, 2) we do not control the joint venture but have the ability to exercise significant influence over its operating and financial policies or 3) we function as the managing member or general partner of the joint ventures and our joint venture partner has substantive participating rights or can replace us as managing member or general partner without cause.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company with an exception for the requirements of ASC 606, which our joint ventures had not adopted at December 31, 2018.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories". We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the planning alternatives, to the extent these items are applicable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. Changes in existing tax laws and tax rates also affect actual tax results and the valuation of deferred tax assets over time.

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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2018. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
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

	Expected Maturity Date
	2019	2020 - 2023	Thereafter	Total	Estimated Fair Value
	(Dollars in thousands)
Senior Unsecured Notes
Fixed Rate	$—	$325,000	$—	$325,000	$292,500
Weighted Average Interest Rate	—%	7.25%	—%	7.25%	NA

Senior Unsecured Credit Facility
Variable rate debt	$—	$67,500	$—	$67,500	$67,500
Weighted Average Interest Rate	—%	5.5%	—%	5.5%	NA
We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth beginning on page 64.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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
Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The New Home Company Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The New Home Company Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition and real estate inventories and cost of sales effective January 1, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related Subtopic ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Irvine, California
February 15, 2019

THE NEW HOME COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands, except par value amounts)
Assets
Cash and cash equivalents	$42,273	$123,546
Restricted cash	269	424
Contracts and accounts receivable	18,265	23,224
Due from affiliates	1,218	1,060
Real estate inventories	566,290	416,143
Investment in and advances to unconsolidated joint ventures	34,330	55,824
Other assets	33,452	24,291
Total assets	$696,097	$644,512

Liabilities and equity
Accounts payable	$39,391	$23,722
Accrued expenses and other liabilities	29,028	38,054
Unsecured revolving credit facility	67,500	—
Senior notes, net	320,148	318,656
Total liabilities	456,067	380,432
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,058,904 and 20,876,837, shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	201	209
Additional paid-in capital	193,132	199,474
Retained earnings	46,621	64,307
Total stockholders' equity	239,954	263,990
Non-controlling interest in subsidiary	76	90
Total equity	240,030	264,080
Total liabilities and equity	$696,097	$644,512
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$504,029	$560,842	$507,949
Fee building, including management fees from unconsolidated joint ventures of $3,385, $4,945 and $8,202, respectively	163,537	190,324	186,507
	667,566	751,166	694,456
Cost of Sales:
Home sales	436,530	473,213	433,559
Home sales impairments	10,000	2,200	2,350
Land sales impairment	—	—	1,150
Fee building	159,136	184,827	178,103
	605,666	660,240	615,162
Gross Margin:
Home sales	57,499	85,429	72,040
Land sales	—	—	(1,150)
Fee building	4,401	5,497	8,404
	61,900	90,926	79,294

Selling and marketing expenses	(36,065)	(32,702)	(26,744)
General and administrative expenses	(25,966)	(26,330)	(25,882)
Equity in net income (loss) of unconsolidated joint ventures	(19,653)	866	7,691
Other income (expense), net	(521)	(229)	(409)
Pretax income (loss)	(20,305)	32,531	33,950
(Provision) benefit for income taxes	6,075	(15,390)	(13,024)
Net income (loss)	(14,230)	17,141	20,926
Net loss attributable to non-controlling interest	14	11	96
Net income (loss) attributable to The New Home Company Inc.	$(14,216)	$17,152	$21,022

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.69)	$0.82	$1.02
Diluted	$(0.69)	$0.82	$1.01
Weighted average shares outstanding:
Basic	20,703,967	20,849,736	20,685,386
Diluted	20,703,967	20,995,498	20,791,445
See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2015	20,543,130	$205	$194,437	$26,133	$220,775	$922	$221,697
Net income (loss)	—	—	—	21,022	21,022	(96)	20,926
Non-controlling interest distribution	—	—	—	—	—	(725)	(725)
Stock-based compensation expense	—	—	3,471	—	3,471	—	3,471
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(62,597)	—	(648)	—	(648)	—	(648)
Excess tax provision from stock-based compensation	—	—	(97)	—	(97)	—	(97)
Shares issued through stock plans	231,633	2	(2)	—	—	—	—
Balance at December 31, 2016	20,712,166	207	197,161	47,155	244,523	101	244,624
Net income (loss)	—	—	—	17,152	17,152	(11)	17,141
Stock-based compensation expense	—	—	2,803	—	2,803	—	2,803
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(56,092)	—	(590)	—	(590)	—	(590)
Shares issued through stock plans	220,763	2	100	—	102	—	102
Balance at December 31, 2017	20,876,837	209	199,474	64,307	263,990	90	264,080
Adoption of ASC 606 and ASU 2018-07 (see Note 1)	—	—	(18)	(3,347)	(3,365)	—	(3,365)
Net income (loss)	—	—	—	(14,216)	(14,216)	(14)	(14,230)
Stock-based compensation expense	—	—	3,090	—	3,090	—	3,090
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(86,692)	—	(982)	—	(982)	—	(982)
Shares issued through stock plans	271,875	2	(2)	—	—	—	—
Repurchase of common stock	(1,003,116)	(10)	(8,430)	(123)	(8,563)	—	(8,563)
Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(14,230)	$17,141	$20,926
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(7,620)	(1,073)	(918)
Noncash deferred tax asset charge	—	3,190	—
Amortization of stock-based compensation	3,090	2,803	3,471
Excess income tax provision from stock-based compensation	—	—	97
Inventory impairments	10,000	2,200	3,500
Abandoned project costs	206	383	580
Gain from notes payable principal reduction	—	—	(250)
Distributions of earnings from unconsolidated joint ventures	715	1,588	3,742
Equity in net income (loss) of unconsolidated joint ventures	19,653	(866)	(7,691)
Deferred profit from unconsolidated joint ventures	136	821	646
Depreciation and amortization	6,631	449	511
Net changes in operating assets and liabilities:
Contracts and accounts receivable	4,959	4,670	(3,737)
Due from affiliates	(242)	18	(344)
Real estate inventories	(157,705)	(114,930)	(71,388)
Other assets	(11,642)	(5,255)	(756)
Accounts payable	15,669	(9,546)	6,171
Accrued expenses and other liabilities	(9,305)	7,544	2,921
Due to affiliates	—	—	(293)
Net cash used in operating activities	(139,685)	(90,863)	(42,812)
Investing activities:
Purchases of property and equipment	(246)	(195)	(439)
Cash assumed from joint venture at consolidation	—	995	2,610
Contributions and advances to unconsolidated joint ventures	(15,066)	(27,479)	(15,088)
Distributions of capital and repayment of advances from unconsolidated joint ventures	15,436	15,577	15,307
Interest collected on advances to unconsolidated joint ventures	178	552	—
Net cash provided by (used in) investing activities	302	(10,550)	2,390
Financing activities:
Cash distributions to non-controlling interest in subsidiary	—	—	(725)
Borrowings from credit facility	150,000	88,000	223,050
Repayments of credit facility	(82,500)	(206,000)	(179,974)
Proceeds from senior notes	—	324,465	—
Borrowings from other notes payable	—	—	343
Repayments of other notes payable	—	(4,110)	(15,636)
Payment of debt issuance costs	—	(7,565)	(1,064)
Repurchase of common stock	(8,563)	—	—
Tax withholding paid on behalf of employees for stock awards	(982)	(590)	(648)
Excess income tax benefit from stock-based compensation	—	—	(97)
Proceeds from exercise of stock options	—	102	—
Net cash provided by financing activities	57,955	194,302	25,249
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,428)	92,889	(15,173)
Cash, cash equivalents and restricted cash – beginning of period	123,970	31,081	46,254
Cash, cash equivalents and restricted cash – end of period	$42,542	$123,970	$31,081
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

The Company completed its initial public offering ("IPO") on January 30, 2014 and sold 8,984,375 shares of common stock (including 1,171,875 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares from the Company) at the public offering price of $11.00 per share. In accordance with the terms of the IPO, with net proceeds received from the underwriters' exercise of their option to purchase additional shares, the Company repurchased 1,171,875 shares of its common stock. The Company received proceeds of $75.8 million, net of the underwriting discount, offering expenses and the repurchase of shares. Upon the close of the IPO, the Company had 16,448,750 common shares outstanding.

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

Based on our public float of $160.9 million at June 29, 2018, we are a smaller reporting company and are subject to reduced disclosure obligations in our periodic reports and proxy statements.

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

Reclassifications

Certain items in the prior year consolidated financial statements have been reclassified to conform with current year presentation. These reclassifications have not changed the results of operations of prior periods. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") under the full retrospective method. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. The adoption of ASU 2016-18 also caused a reclassification on the statement of cash flows for cash assumed from joint venture at consolidation for the year ended December 31, 2016. For additional detail on restricted cash, please see Restricted Cash below.

Segment Reporting

ASC 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments. In accordance with ASC 280, we have determined that our homebuilding division and our fee building division are our reportable segments.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.3 million and $0.4 million as of December 31, 2018 and 2017, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying consolidated statements of cash flows.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash and cash equivalents	$42,273	$123,546	$30,496
Restricted cash	269	424	585
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$42,542	$123,970	$31,081

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

If there are indicators of impairment, we perform a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated future undiscounted cash flows of the project are more or less than the asset’s carrying value. If the estimated future undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. However, if the estimated future undiscounted cash flows are less than the asset’s carrying value then the asset is impaired. If the asset is deemed impaired, it is written down to its fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820").

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

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk-adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the years ended December 31, 2018, 2017 and 2016, we recorded inventory impairments of $10.0 million, $2.2 million and $3.5 million, respectively. For additional detail regarding these impairment charges, please see Note 4.

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

Revenue Recognition

Effective January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") under the modified retrospective method. For additional detail on the new standard and the impact to our consolidated financial statements, refer to "Recently Issued Accounting Standards" below. Under ASC 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To do this, the Company performs the following five steps as outlined in ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

For periods prior to January 1, 2018, the company recognized home sales and other real estate sales revenue in accordance with ASC 360. Under ASC 360, revenue from home sales and other real estate sales was recorded and a profit was recognized when the sales process was complete under the full accrual method. The sales process was considered complete for home sales and other real estate sales when all conditions of escrow were met, including delivery of the home or other real estate asset, title passes, appropriate consideration is received and collection of associated receivables, if any, was reasonably assured.

Fee Building

The Company enters into fee building agreements to provide services whereby it builds homes on behalf of third-party property owners. The third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges third-party property owners for all direct and indirect costs plus a fee. The fee is typically a per-unit fixed fee or based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the third-party property owner. For these types of contracts, the Company recognizes revenue based on the actual total costs it has incurred plus the applicable fee. In accordance with ASC 606 for periods after January 1, 2018 and ASC 605, Revenue Recognition ("ASC 605") for prior periods, we apply the percentage-of-completion method, using the cost-to-cost approach, as it most accurately measures the progress of our efforts in satisfying our obligations within the fee building agreements. Under this approach, revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred. In the course of providing fee building services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are passed through to the property owners and, in accordance with GAAP, are included in the Company’s revenues and cost of sales.

The Company also provides construction management and coordination services and sales and marketing services as part of agreements with third parties and its unconsolidated joint ventures. In certain contracts, the Company also provides project management and administrative services. For most services provided, the Company fulfills its related obligations as time-based measures, according to the input method guidance described in ASC 606. Accordingly, revenue is recognized on a straight-line basis as the Company's efforts are expended evenly throughout the performance period. The Company may also have an obligation to manage the home or lot sales process as part of providing sales and marketing services. This obligation is considered fulfilled when related homes or lots close escrow, as these events represent milestones reached according to the output method guidance described in ASC 606. Accordingly, revenue is recognized in the period that the corresponding lots or homes close escrow. Costs associated with these services are recognized as incurred. Prior to the adoption of ASC 606, the Company recognized revenues from these services in accordance with ASC 605 under a proportional performance method or completed performance method. Under ASC 605, revenue was earned as services were provided in proportion to total services expected to be provided to the customer or on a straight-line basis if the pattern of performance could not be determined.

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the years ended December 31, 2018, 2017 and 2016, one customer comprised 95%, 97% and 96% of fee building revenue, respectively. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of December 31, 2018 and 2017, one customer comprised 48% and 49% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

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

As of December 31, 2018 and 2017, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of December 31, 2018 and 2017, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of December 31, 2018, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company with an exception for the requirements of ASC 606, which our joint ventures had not adopted at December 31, 2018.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." For the years ended December 31, 2018, 2017 and 2016, our unconsolidated joint ventures recorded noncash impairment charges of $28.8 million, $0 and $0, respectively, of which $18.9 million, $0 and $0, respectively, was allocated to the Company. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2018, 2017 and 2016, the Company recorded other-than-temporary, noncash impairment charges of $1.1 million, $0 and $0, respectively, related to our investment in and advances to unconsolidated joint ventures.

 Selling and Marketing Expense

Effective January 1, 2018, costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model landscaping and furnishings are capitalized to other assets in the accompanying consolidated balance sheets under ASC 340, Other Assets and Deferred Costs ("ASC 340"). These costs are depreciated to selling and marketing expenses generally over the shorter of 30 months or the actual estimated life of the selling community. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred. Prior to January 1, 2018, the Company followed the guidance under ASC 970-340, Real Estate - Other Assets and Deferred Costs ("ASC 970"), and capitalized certain selling and marketing costs to other assets in the consolidated balance sheet if the costs were reasonably expected to be recovered from the sale of the project or from incidental operations, and were incurred for tangible assets that were used directly through the selling period to aid in the sale of the project or services that had been performed to obtain regulatory approval of sales. These capitalizable selling and marketing costs included, but were not limited to, model home design, model home decor and landscaping, and sales office/design studio setup. These costs were amortized to selling and marketing expense as the underlying homes were delivered.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2018 and 2017, no allowance was recorded related to contracts and accounts receivable.

Property, Equipment and Capitalized Selling and Marketing Costs

Property, equipment and capitalized selling and marketing costs are recorded at cost and included in other assets in the accompanying consolidated balance sheets. Property and equipment are depreciated to general and administrative expenses using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized to general and administrative expenses using the straight-line method generally over the shorter of either their estimated useful lives or the term of the lease. Capitalized selling and marketing costs are depreciated using the straight-line method to selling and marketing expenses over the shorter of either 30 months or the actual estimated life of the selling community. For the years ended December 31, 2018, 2017 and 2016, the Company incurred depreciation and amortization expense of $6.6 million, $0.4 million and $0.5 million, respectively. The increase in the 2018 depreciation and amortization expense is primarily due to capitalized selling and marketing costs that were reclassified in accordance with the adoption of ASC 606. Please refer to "Selling and Marketing Expense" above for more detail.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the planning alternatives, to the extent these items are applicable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At December 31, 2018 and 2017, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At December 31, 2018, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of December 31, 2018, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

On June 26, 2015, the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. On February 16, 2017, the Company entered into an agreement that transitioned Wayne Stelmar's role within the Company from Chief Investment Officer to a non-employee consultant and non-employee director. Per the agreements, Mr. Davis' and Mr. Stelmar's outstanding equity awards continued to vest in accordance with their original terms. Under ASC 505-50, if an employee becomes a non-employee and continues to vest in an award pursuant to the award's original terms, that award will be treated as an award to a non-employee prospectively, provided the individual is required to continue providing services to the employer (such as consulting services). Based on the terms and conditions of both Mr. Davis' and Mr. Stelmar's consulting agreements noted above, we accounted for their share-based awards in accordance with ASC 505-50 through March 31, 2018. ASC 505-50 required that these awards be accounted for prospectively, such that the fair value of the awards was re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Davis or Mr. Stelmar have been completed. ASC 505-50 required that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee. Mr. Davis' outstanding awards fully vested during January 2017 and were fully expensed.

In June of 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which expanded the scope of ASC 718 to include share-based payments for acquiring goods and services from nonemployees, with certain exceptions. Under ASC 718, the measurement date for equity-classified, share-based awards is generally the grant date of the award. The Company early adopted ASU 2018-07 on April 1, 2018, at which time Mr. Stelmar's award was the only nonemployee award outstanding. In accordance with the transition guidance, the Company assessed Mr. Stelmar's award for which a measurement date had not been established. The outstanding award was re-measured to fair value as of the April 1, 2018 adoption date. The adoption of ASU 2018-07 provides administrative relief by fixing the remaining unamortized expense of the award and eliminating the requirement to quarterly re-measure the Company's one remaining nonemployee award. The Company adopted this standard on a modified retrospective basis booking a cumulative-effect adjustment of an $18,000 increase to retained earnings and equal decrease to additional paid-in capital as of the beginning of the 2018 fiscal year. The remaining unamortized expense for Mr. Stelmar's award as of December 31, 2018 was $24,000.

Share Repurchase and Retirement

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

During the year ended December 31, 2018, the Company repurchased and retired 1,003,116 shares of its common stock at an aggregate purchase price of $8.5 million. The shares were returned to the status of authorized but unissued.

Dividends

No dividends were paid on our common stock during the years ended December 31, 2018, 2017, and 2016. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax or Roth contributions up to the current tax limits. The Company matches 50% of the employee's contribution on the first 8% of compensation up to a maximum match of $11,000, on a discretionary basis. Our contributions to the plan for the years ended December 31, 2018, 2017 and 2016 were $1.0 million, $0.8 million, and $0.9 million, respectively.

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

Under the modified retrospective approach, the Company recognized the cumulative effect of initially applying the new standard as a $3.4 million, tax-effected decrease to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported as it was previously, under the appropriate accounting standards in effect for those periods. The adjustment to retained earnings related to a $4.7 million write-down of certain recoverable selling and marketing costs included in other assets that were formerly capitalized under ASC 970, but that no longer qualify for capitalization under the Company's accounting policy reflecting the changes upon the adoption of ASC 606. As a result of this write-down, the Company's deferred tax asset increased by $1.3 million. For the year ended December 31, 2018, the Company expensed $0.1 million more in selling and marketing costs than it would have recognized as required by the previous guidance, ASC 970. In addition, the accounting policy change resulted in depreciation expense for capitalized selling and marketing assets to be included in the line item "depreciation and amortization" in the consolidated statement of cash flows for year ended December 31, 2018 compared to including the expense in the net change to other assets line item. The adoption of ASC 606 did not have a material impact on other areas of the Company's consolidated balance sheet, consolidated statement of operations or statement of cash flows for the year ended December 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). ASC 842 will require organizations that lease assets (referred to as "lessees") to present lease assets and lease liabilities on the balance sheet at their gross value based on the the rights and obligations created by those leases. Under ASC 842, a lessee will be required to recognize assets and liabilities for leases with greater than 12 month terms. Lessor accounting remains substantially similar to current GAAP. Additional disclosures including qualitative and quantitative information regarding leasing activities are also required. ASC 842 is effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements ("ASU 2018-11") which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date, eliminating the requirement to apply the standard to the earliest period presented in the financial statements. The Company's lease agreements that will be impacted by ASC 842 primarily relate to our corporate headquarters, several other office locations and office or construction equipment where we are the lessee. We believe all applicable agreements would be considered operating leases. Upon adoption of ASC 842, we expect to add a right-of-use asset and a related lease liability to our consolidated balance sheets. We expect to recognize lease expense on a straight-line basis with a portion of the expense recorded as amortization of the right-of-use asset and the balance recorded as interest expense or capitalized interest to real estate inventories, if applicable.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The standard is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and requires full retrospective application upon adoption. The Company is currently evaluating the impact of these standards and expects no material impact to its consolidated financial statements as a result of adoption.

In August 2016, the FASB issued ASU 2016-15. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017.  Our adoption of ASU 2016-15 on January 1, 2018, did not have an impact on our consolidated financial statements and disclosures as the Company had previously classified cash distributions received from equity method investees using the cumulative earnings approach.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the guidance for derecognition of nonfinancial assets and in-substance nonfinancial assets when the asset does not meet the definition of a business and is not a not-for-profit activity. We adopted ASU 2017-05 on January 1, 2018 under the modified retrospective approach. There was no effect of initially applying the new standard and there was no impact to our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"). The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. We adopted ASU 2017-09 on January 1, 2018 and its adoption did not have an impact on our consolidated financial statements.

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

2.    Computation of Earnings (Loss) Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$(14,216)	$17,152	$21,022

Denominator:
Basic weighted-average shares outstanding	20,703,967	20,849,736	20,685,386
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	145,762	106,059
Diluted weighted-average shares outstanding	20,703,967	20,995,498	20,791,445

Basic earnings (loss) per share attributable to The New Home Company Inc.	$(0.69)	$0.82	$1.02
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$(0.69)	$0.82	$1.01

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,311,802	7,074	849,977

3.    Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$159,136	$184,827
Estimated earnings	4,401	5,497
	163,537	190,324
Less: amounts collected during the period	(154,743)	(178,704)
Contracts receivable	$8,794	$11,620

Contracts receivable:
Billed	$—	$—
Unbilled	8,794	11,620
	8,794	11,620
Accounts receivable:
Escrow receivables	8,787	11,554
Other receivables	684	50
Contracts and accounts receivable	$18,265	$23,224

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of December 31, 2018 and 2017 are expected to be billed and collected within 30 days. Accounts payable at December 31, 2018 and 2017 includes $8.5 million and $11.3 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deposits and pre-acquisition costs	$20,726	$35,846
Land held and land under development	115,987	47,757
Homes completed or under construction	380,956	302,884
Model homes	48,621	29,656
	$566,290	$416,143

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.9 million and $0.8 million as of December 31, 2018 and 2017, respectively.

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

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist. For the years ended December 31, 2018, 2017 and 2016, the Company recognized real estate-related impairments of $10.0 million, $2.2 million and $3.5 million, respectively, in cost of sales resulting in a decrease of the same amount to pretax income for our homebuilding segment. Fair value for the homebuilding projects impaired during 2018 and 2017 was calculated under discounted cash flow models. Project cash flows were discounted at rates ranging from 9%-16% for 2018 and 8% for 2017. Fair value for the homebuilding projects impaired during 2016 was calculated under discounted cash flow models with project cash flows discounted at rates ranging from 10%-14%. Fair value for the land sales project impaired during 2016 was determined using the land purchase price included in the executed sales agreement, less the Company's cost to sell. The following table summarizes inventory impairments recorded during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Inventory impairments:
Home sales	$10,000	$2,200	$2,350
Land sales	—	—	1,150
Total inventory impairments	$10,000	$2,200	$3,500

Remaining carrying value of inventory impaired at year end	$57,845	$5,921	$30,225
Number of projects impaired during the year	2	1	3
Total number of projects subject to periodic impairment review during the year (1)	26	26	27

(1)
Represents the peak number of real estate projects that we had during each respective year. The number of projects outstanding at the end of each year may be less than the number of projects listed herein.

The home sales impairments of $10.0 million recorded during 2018 related to homes completed or under construction for two, higher-priced active homebuilding communities located in Southern California. These communities were experiencing slower monthly sales absorption rates, and the Company determined additional incentives and pricing adjustments were required to sell the remaining homes and lots at lower estimated aggregate sales prices than the previous carrying value for each project.

The home sales impairments of $2.2 million recorded during 2017 related to homes completed or under construction for one active homebuilding community located in Southern California that closed out during 2018. This community was experiencing a slow monthly sales absorption rate, and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying value.

The home sales impairments of $2.4 million recorded during 2016 related to land under development and homes completed or under construction for two active homebuilding communities. These communities were experiencing slow monthly sales absorption rates, and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying values. One community is located in Southern California and the other is located in Northern California and both communities closed out during 2018. The land sales impairments of $1.2 million related to land under development in Northern California that the Company intended to sell after certain improvements were complete. Subsequently, the land sale was not ultimately consummated and the Company made the determination during 2017 to develop and build homes on this land. At December 31, 2018, the Company had delivered approximately 85% of the homes built in this community.

5.    Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. For the years ended December 31, 2018, 2017 and 2016 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest incurred	$28,377	$21,978	$7,484
Interest capitalized to inventory	(27,393)	(20,394)	(7,484)
Interest capitalized to investment in unconsolidated joint ventures	(984)	(1,584)	—
Interest expensed	$—	$—	$—

Capitalized interest in beginning inventory	$16,453	$6,342	$4,190
Interest capitalized as a cost of inventory	27,393	20,394	7,484
Capitalized interest acquired from unconsolidated joint ventures at consolidation	—	738	—
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	513	—	—
Contribution to unconsolidated joint ventures	—	—	(1)
Previously capitalized interest included in cost of home sales	(18,678)	(11,021)	(5,331)
Capitalized interest in ending inventory	$25,681	$16,453	$6,342

Capitalized interest in beginning investment in unconsolidated joint ventures	$1,472	$—	$—
Interest capitalized to investment in unconsolidated joint ventures	984	1,584	—
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon consolidation	—	(76)	—
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	(513)	—	—
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(1,230)	(36)	—
Capitalized interest in ending investment in unconsolidated joint ventures	$713	$1,472	$—
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$26,394	$17,925	$6,342

Capitalized interest as a percentage of inventory	4.5%	4.0%	2.2%
Interest included in cost of home sales as a percentage of home sales revenue	3.7%	2.0%	1.1%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	2.1%	2.6%	—%

For the year ended December 31, 2018, the Company expensed $1.1 million in interest previously capitalized to investments in unconsolidated joint ventures as the result of an other-than-temporary impairment to its investment in one joint venture. For more information, please refer to Note 6.

Contribution to unconsolidated joint ventures related to interest capitalized as a cost of inventory, which was then contributed by the Company to an unconsolidated joint venture formed in 2016.

6.    Investments in and Advances to Unconsolidated Joint Ventures

As of December 31, 2018 and 2017, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$45,945	$30,017
Restricted cash	19,205	15,041
Real estate inventories	374,607	396,850
Other assets	4,231	3,942
Total assets	$443,988	$445,850

Accounts payable and accrued liabilities	$43,158	$34,959
Notes payable	71,299	78,341
Total liabilities	114,457	113,300
The New Home Company's equity	33,617	50,523
Other partners' equity	295,914	282,027
Total equity	329,531	332,550
Total liabilities and equity	$443,988	$445,850
Debt-to-capitalization ratio	17.8%	19.1%
Debt-to-equity ratio	21.6%	23.6%

As of December 31, 2018 and 2017, the Company had advances outstanding of approximately $0 and $3.8 million, respectively, to one of its unconsolidated joint ventures, which were included in the notes payable balances of the unconsolidated joint ventures in the table above. The advances related to an unsecured promissory note entered into on October 31, 2016 and amended on February 3, 2017 with Encore McKinley Village LLC ("Encore McKinley"), an unconsolidated joint venture of the Company. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Revenues	$181,623	$147,447	$233,219
Cost of sales and expenses	209,527	147,976	207,028
Net income (loss) of unconsolidated joint ventures	$(27,904)	$(529)	$26,191
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$(19,653)	$866	$7,691

Included in cost of sales and expenses for our unconsolidated joint ventures for the year ended December 31, 2018, was $28.8 million in real estate impairment charges. The Company's allocated share of these charges was $18.9 million. The impairment related to the assets of a land development joint venture in Northern California. Fair value for the land development project impaired during 2018 was calculated under a discounted cash flow model. The table below summarizes inventory impairments recorded by our unconsolidated joint ventures during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$—	$—	$—
Land development joint ventures	28,776	—	—
Total joint venture impairments	$28,776	$—	$—
Number of projects impaired during the year	1	—	—
Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the year	10	10	13

The Company reviews its investments in and advances to unconsolidated joint ventures for other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2018, 2017 and 2016, the Company recorded other-than-temporary, noncash impairment charges of $1.1 million, $0 and $0, respectively, related to our investment in and advances to unconsolidated joint ventures. The 2018 impairment related to our investment in a Northern California land development joint venture and was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

For the year ended December 31, 2018, the loss allocation from the Company's TNHC Russell Ranch LLC ("Russell Ranch") unconsolidated joint venture exceeded 20% of the Company's consolidated net loss. As a smaller reporting company, we are not subject to the provisions of Rule 3-09 of Regulation S-X, however, the table below presents select financial information for the Russell Ranch joint venture as prescribed by Rule 8-03(b)(3) of Regulation S-X:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Revenues	$24,632	$—	$—
Cost of sales:
Land sales	24,510	—	—
Inventory impairments	28,776	—	—
Gross Margin	(28,654)	—	—
Expenses	(1,149)	(920)	(361)
Net loss	$(29,803)	$(920)	$(361)
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations (1)	$(20,219)	$(372)	$(264)

(1)    Balance represents equity in net income (loss) of unconsolidated joint ventures included in the statements of operations related to the Company's investment in the Russell Ranch joint venture. The balance may differ from the amount of profit or loss allocated to the Company as reflected in Russell Ranch's financial records primarily due to the other-than-temporary impairment charge taken to the Company's interest in the joint venture and profit deferral from lot sales from Russell Ranch to the Company.

For the years ended December 31, 2018, 2017 and 2016, the Company earned $3.4 million, $4.9 million, and $8.2 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

On October 23, 2017, the Company acquired the remaining outside equity interest of our TNHC Tidelands LLC (Tidelands) unconsolidated joint venture. TNHC Tidelands LLC was the owner of a project in Northern California (the "Tidelands Project"). The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan. Following the purchase, the Company was required to consolidate this entity as it was now a wholly owned subsidiary of the Company, and the Tidelands Project became a wholly owned active selling community of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture, were included in real estate inventories at the time of consolidation.

In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly owned subsidiary of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture, are included in real estate inventories.

During the 2017 second quarter, our Larkspur Land 8 Investors LLC (Larkspur) unconsolidated joint venture allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, the Company also recognized a gain of $0.3 million, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.

During June 2016, our LR8 Investors LLC (LR8) unconsolidated joint venture made its final distributions, allocated $0.5 million of income to the Company from a reduction in warranty reserves, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including the remaining warranty reserve, of the joint venture. As part of this transaction, the Company also recognized a gain of $1.1 million, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.

On January 15, 2016, the Company entered into an assignment and assumption of membership interest agreement (the "Buyout Agreement") for its partner's interest in the TNHC San Juan LLC unconsolidated joint venture. Per the terms of the Buyout Agreement, the Company contributed $20.6 million to the joint venture, and the joint venture made a liquidating cash distribution to our partner for the same amount in exchange for its membership interest. Prior to the buyout, the Company accounted for its investment in TNHC San Juan LLC as an equity method investment. After the buyout, TNHC San Juan LLC became a wholly owned subsidiary of the Company.

7.    Other Assets
Other assets consist of the following:

	December 31,
	2018	2017
	(Dollars in thousands)

Property, equipment and capitalized selling and marketing costs, net(1)(2)	$11,738	$603
Deferred tax asset, net	13,937	6,317
Prepaid income taxes	514	—
Prepaid expenses	6,348	4,937
Warranty insurance receivable(3)	915	1,202
Capitalized selling and marketing costs(1)(4)	—	11,232
	$33,452	$24,291

(1)
Under the adoption of the requirements of ASC 606 on January 1, 2018, certain selling and marketing costs that were previously capitalized under former accounting guidance were written off. For the current year, remaining selling and marketing costs and those incurred during 2018 that are permitted to be capitalized under ASC 340 are included as "Property, equipment and capitalized selling and marketing costs, net" within "Other Assets." Under the modified retrospective adoption approach, the December 31, 2017 balance has not been restated. For more information on the adoption of ASC 606, please refer to Note 1.

(2)
The Company depreciated $6.2 million of capitalized selling and marketing costs to selling and marketing expenses during the year ended December 31, 2018. The Company depreciated $0.4 million, $0.4 million and $0.5 million of property and equipment to general and administrative expenses during the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Of the $1.2 million amount for December 31, 2017, approximately $0.6 million related to 2016 estimated warranty insurance recoveries. For further discussion, please see Note 8.

(4)	The Company amortized $11.3 million and $9.2 million of capitalized selling and marketing costs to selling and marketing expenses during the years ended December 31, 2017 and 2016, respectively.

8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Warranty accrual(1)	$6,898	$6,859
Accrued compensation and benefits	5,749	9,164
Accrued interest	6,497	6,217
Completion reserve	4,192	5,792
Income taxes payable	—	6,368
Deferred profit from unconsolidated joint ventures	—	136
Other accrued expenses	5,692	3,518
	$29,028	$38,054

(1)
Included in the amount for 2018 is approximately $0.9 million of additional warranty liabilities estimated to be covered by our insurance policies. Included in the amount for 2017 is approximately $1.2 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2017. Of $1.2 million of this amount, approximately $0.6 million related to 2016 estimated warranty insurance recoveries.

Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,634	$4,608	$3,846
Warranty provision for homebuilding projects	2,330	1,825	1,921
Warranty assumed from joint ventures at consolidation	—	781	469
Warranty payments for homebuilding projects	(2,006)	(989)	(563)
Adjustment to warranty accrual(1)	(277)	409	(1,065)
Ending warranty accrual for homebuilding projects	6,681	6,634	4,608

Beginning warranty accrual for fee building projects	225	323	335
Warranty provision for fee building projects	—	—	—
Warranty efforts for fee building projects	(70)	(3)	(12)
Adjustment to warranty accrual for fee building projects(2)	62	(95)	—
Ending warranty accrual for fee building projects	217	225	323
Total ending warranty accrual	$6,898	$6,859	$4,931

(1)
Included in the amount for 2017 is approximately $1.2 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2017. Of the $1.2 million adjusted in 2017, approximately $0.6 million related to prior year estimated warranty insurance recoveries. During 2018, the estimated amount to be covered by our insurance policies was reduced by $0.3 million. Netted against the amount recorded in 2017 is a warranty accrual adjustment of $0.8 million related to a lower experience rate of expected warranty expenditures. Netted against the amount recorded in 2018 is a warranty accrual adjustment of $43,000 related to higher expected warranty expenditures.

(2)
During 2018, the estimated amount to be covered by our insurance policies was increased by approximately $32,000. Netted with this amount is a warranty accrual adjustment of approximately $30,000 related to higher expected warranty expenditures.

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

During 2018, we recorded an adjustment of $0.1 million to our warranty accrual due to higher expected warranty expenditures. Of which, $43,000 is included in "Adjustment to warranty accrual" and $30,000 is included in "Adjustment to warranty accrual for fee building projects" above and resulted in corresponding increases to cost of home sales and cost of fee building sales in the consolidated statements of operations. During 2017 and 2016, we recorded adjustments of $0.9 million and $1.1 million, respectively, to our warranty accrual due to a lower experience rate of expected warranty expenditures. In 2017, $0.8 million is included in "Adjustment to warranty accrual" and $63,000 is included in "Adjustment to warranty accrual for fee building projects" above and resulted in respective reductions of cost of homes sales and cost of fee building sales in the consolidated statements of operations.

9.    Senior Notes and Unsecured Revolving Credit Facility

Notes payable consisted of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$320,148	$318,656
Unsecured revolving credit facility	67,500	—
Total Notes Payable	$387,648	$318,656

The carrying amount of our senior notes listed above at December 31, 2018 is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes, which approximates the effective interest method. The carrying amount for the senior notes listed above at December 31, 2017, is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and unamortized debt issuance costs of $5.9 million. Debt issuance costs for the unsecured revolving credit facility are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes"), in a private placement. The Existing Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is paid semiannually in arrears on April 1 and October 1. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933, and are freely tradeable in accordance with applicable law.

The Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. See Note 18 for information about the guarantees and supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million subject to certain financial conditions, including the availability of bank commitments. As of December 31, 2018, we had $67.5 million of outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2018, the interest rate under the facility was 5.50%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of December 31, 2018, the Company was in compliance with all financial covenants.

The Credit Facility also provides a $25.0 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of December 31, 2018 and 2017, the Company had $2.3 million and $3.4 million in outstanding letters of credit issued under the Credit Facility, respectively.

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

Notes payable have stated maturities as follows for the years ending December 31 (dollars in thousands):

2019	$—
2020	67,500
2021	—
2022	325,000
2023	—
$392,500

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's Notes and Credit Facility. The Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources. The Company's Credit Facility is classified as Level 3 within the fair value hierarchy. The Company had an outstanding balance of $67.5 million under its Credit Facility at December 31, 2018, and the estimated fair value of the outstanding balance approximated the carrying value due to the short-term nature of LIBOR contracts.

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$320,148	$292,500	$318,656	$336,375
Unsecured revolving credit facility	$67,500	$67,500	$—	$—

(1) The carrying value for the Senior Notes, as presented at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. The carrying value of the Senior Notes, as presented at December 31, 2017, is net of the unamortized discount of $2.2 million, unamortized premium of $1.8 million, and unamortized debt issuance costs of $5.9 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the years ended December 31, 2018 and 2017, the Company recognized real estate-related impairment adjustments of $10.0 million and $2.2 million, respectively, related to two homebuilding communities for 2018 and one homebuilding community for 2017. For the year ended December 31, 2016, the Company recognized real-estate related impairments of $3.5 million. Of this amount, $2.4 million related to two active homebuilding communities and $1.2 million related to land the Company had under development and intended to sell. The impairment adjustments were made using Level 3 inputs and assumptions, and the remaining carrying value of the real estate inventories subject to the impairment adjustments were $57.8 million, $5.9 million and $30.2 million at December 31, 2018, 2017 and 2016, respectively. For more information on real estate impairments, please refer to Note 4.

For the years ended December 31, 2018 and 2017, the Company recognized an other-than-temporary impairment to its investment in unconsolidated joint ventures of $1.1 million and $0, respectively. The 2018 impairment related to a land development joint venture in Northern California. The impairment adjustment was made using Level 3 inputs and assumptions. For more information on the investment in unconsolidated joint ventures impairment, please refer to Note 6.

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

The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2018 and 2017, $41.3 million and $38.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $7.3 million and $6.7 million, respectively, as of December 31, 2018 and 2017. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2018 and 2017, the Company had outstanding surety bonds totaling $50.5 million and $52.1 million, respectively. The estimated remaining costs to complete of such improvements as of December 31, 2018 and 2017 were $20.3 million and $24.4 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Southern California, Northern California and Arizona totaling approximately 19,000 square feet (of which approximately 5,800 square feet is sublet) expiring at various times through 2021. As of December 31, 2018, the future minimum lease payments under non-cancelable operating leases, primarily associated with our office facilities, are as follows (dollars in thousands):

2019	$1,739
2020	1,266
2021	322
2022	—
2023	—
Thereafter	—
$3,327

For the years ended December 31, 2018, 2017 and 2016, rent expense was $1.1 million for each year.

12.    Related Party Transactions

During the years ended December 31, 2018, 2017 and 2016, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $6.4 million, $7.3 million and $9.4 million, respectively. As of December 31, 2018 and 2017, $0.4 million and $0.1 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the years ended December 31, 2018, 2017 and 2016, the Company earned $3.4 million, $4.9 million and $8.2 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, $0.2 million and $0.3 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC, and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC and TNHC Russell Ranch LLC ("Russell Ranch"). A former member of the Company's board of directors is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of December 31, 2018, the Company's investment in these five unconsolidated joint ventures totaled $18.5 million. During the 2017 second quarter, the Bedford joint venture agreement was amended to increase the Company's funding obligation by $4.0 million over the existing contribution cap. During the 2017 third quarter, the Company amended the Russell Ranch joint venture agreement pursuant to which it, among other things, agreed to acquire lots in Phase 1 of the project which were taken down in July 2018. At December 31, 2017, the Company had a $5.1 million nonrefundable deposit outstanding related to this purchase, which was subsequently applied to the $34.0 million purchase price of the land.

TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $0.3 million, $0.6 million and $0.3 million, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0.4 million, $0.9 million and $0.6 million, respectively, for these services. Of these costs, $7,000 and $10,700 was due to TL Fab LP from the Company at December 31, 2018 and 2017, respectively, and $8,000 and $0 was due to TL Fab LP from the Company's unconsolidated joint ventures at December 31, 2018 and 2017, respectively.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In certain instances, a third party may purchase lots from our unconsolidated joint ventures with the intent to finish the lots with the Company having an option to acquire these finished lots from the third party. In these instances, the Company defers its portion of the underlying gain and records the deferred gain as deferred profit from unconsolidated joint ventures which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Once the lot is purchased by the Company, the pro-rata share of the previously deferred profit is recorded as a reduction to the Company's land basis in the purchased lots. In both instances, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At December 31, 2018 and 2017, $0 and $0.1 million, respectively, of deferred gain from lot sale transactions is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as deferred profit from unconsolidated joint ventures for lot transactions between the Company and its TNHC-HW Cannery LLC ("Cannery") unconsolidated joint venture. In addition, at December 31, 2018, $0.2 million of deferred gain from lot transactions with the Cannery, Bedford and Russell Ranch unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying consolidated balance sheets. At December 31, 2017, $0.5 million of deferred gain from the Cannery lot transactions remained unrecognized and was included as a reduction to land basis in the accompanying consolidated balance sheets.

The Company’s land purchase agreement with the Cannery requires profit participation payments due upon the closing of each home.  Payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the year ended December 31, 2017, the Company was refunded $0.2 million from the Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation, and as of December 31, 2018 and 2017, no profit participation was due to the Cannery. Also per the purchase agreement, the Company was reimbursed $0.1 million in fee credits from the Cannery during 2018. As of December 31, 2018 and 2017, $37,000 and $0.1 million, respectively, in fee credits was due to the Company from the Cannery, which amount is included in due from affiliates in the accompanying consolidated balance sheets.

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, he is compensated $5,000 per month. His current agreement terminates on June 26, 2019 with the option to extend the agreement one year, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. At December 31, 2018, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a fee building contract pursuant to which the Company acts in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs. During the years ended December 31, 2018 and 2017, the Company billed the Davis Family Trust $3.0 million and $0.5 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying consolidated statements of operations. Contractor's fees comprised $83,000 and $13,000 of the total billings for the years ended ended December 31, 2018 and 2017, respectively. The Company recorded $2.9 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively, for the cost of this fee building revenue which is included in fee building cost of sales in the accompanying consolidated statements of operations. At December 31, 2018 and 2017, the Company was due $0.6 million and $0.5 million, respectively, from the Davis Family Trust for construction draws, which are included in due from affiliates in the accompanying consolidated balance sheets.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar is compensated $6,000 per month. The current term is through August 17, 2019 and may be extended upon mutual consent of the parties. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continues to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment. At December 31, 2018, no fees were due to Mr. Stelmar for his consulting services.

On June 29, 2015, the Company formed a new unconsolidated joint venture TNHC Tidelands LLC ("Tidelands"), and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the years ended December 31, 2017 and 2016, $0.2 million and $0.1 million, respectively, of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures. During the third quarter of 2017, the Company acquired its partner's equity interest in the Tidelands joint venture. As part of this transaction, the remaining $0.1 million deferred profit was written off. The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan. Following the purchase, the Company was required to consolidate this entity as a wholly owned subsidiary of the Company, and the underlying homebuilding project became a wholly owned active selling community of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture was included in real estate inventories at the time of consolidation.

On January 15, 2016, the Company entered into an assignment and assumption of membership interest agreement (the "Buyout Agreement") for its partner's interest in the TNHC San Juan LLC unconsolidated joint venture. Per the terms of the Buyout Agreement, the Company contributed $20.6 million to the joint venture, and the joint venture made a liquidating cash distribution to our partner for the same amount in exchange for its membership interest. Prior to the buyout, the Company accounted for its investment in TNHC San Juan LLC as an equity method investment. After the buyout, TNHC San Juan LLC became a wholly owned subsidiary of the Company.

During June 2016, our LR8 Investors LLC ("LR8") unconsolidated joint venture made its final distributions, allocated $0.5 million of income to the Company from a reduction in warranty reserves, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary, and the Company assumed the cash, accounts receivable, accounts payable, and accrued liabilities, including the remaining warranty reserve, of the joint venture. As part of this transaction, the Company also recognized a gain of $1.1 million, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statement of operations, due to the purchase of our JV partner's interest for less than its carrying value.

As of December 31, 2018 and 2017, the Company had advances outstanding of approximately $0 and $3.8 million, respectively, to an unconsolidated joint venture, Encore McKinley. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the year ended December 31, 2018 and 2017, the Company earned $0.1 million and $0.5 million in interest income on the unsecured promissory note which is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, $0 and $34,000, respectively, of interest income was due to the Company and included in due from affiliates in the accompanying consolidated balance sheets.

During the 2017 second quarter, our Larkspur Land 8 Investors LLC ("Larkspur") unconsolidated joint venture allocated $0.1 million of income to the Company from a reduction in cost to complete reserves, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations, and our outside equity partner exited the joint venture. Upon the change in control, we were required to consolidate this venture as a wholly owned subsidiary and the Company assumed the cash, other assets, and accrued liabilities, including warranty and the remaining costs to complete reserves, of the joint venture. As part of this transaction, the Company also recognized a gain of $0.3 million, which was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations, due to the purchase of our JV partner's interest for less than its carrying value.

The Company entered into two transactions in each 2018 and 2017 to purchase land from affiliates of IHP Capital Partners VI, LLC, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The first 2017 agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of December 31, 2018, the Company has taken down approximately two-thirds of the lots, paid $0.3 million in master marketing fees, and has a $0.3 million nonrefundable deposit outstanding on the remaining lots. The second 2017 transaction allows the Company to purchase finished lots in Northern California, which includes customary profit participation, and is structured as an optioned takedown. The total purchase price, including the cost for the finished lot development and the option, is expected to be approximately $56.3 million, and depends on timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period. As of December 31, 2018, the Company has made a $5.3 million nonrefundable deposit, reimbursed the owner $0.1 million for fees and costs, paid $5.9 million in option payments, and had taken down approximately 8% of the lots. In 2018, the Company agreed to purchase and completed the takedown of finished lots in Northern California for a gross purchase price of $8.0 million with additional profit participation, marketing fees and certain reimbursements due to the seller as outlined in the agreement. At December 31, 2018, the Company had paid $0.3 million in master marketing fees and reimbursed the land seller $0.2 million in costs related to this contract. Also during 2018, the Company entered an agreement to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. The Company has an outstanding, nonrefundable deposit of $0.3 million related to this contract and had not taken down any lots as of December 31, 2018.

In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as a wholly-owned subsidiary of the Company. There was no remeasurement gain or loss on our unconsolidated interest prior to the change in control. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories at December 31, 2018 and 2017.

In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one former member of the Company's board of directors for the option to purchase lots in phased takedowns. As of December 31, 2018, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation due to seller as outlined in the contract. The Company has taken down approximately one-half of the contracted lots and $0.9 million of the nonrefundable deposit remains outstanding. During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. As of December 31, 2018, the Company has made a $1.4 million nonrefundable deposit as consideration for the option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation due to the seller pursuant to the agreement. At December 31, 2018, the Company had not taken down any of the optioned lots and the full deposit remained outstanding.

FMR LLC beneficially owns over 10% of the Company's common stock, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the years ended December 31, 2018, 2017 and 2016 the Company paid Fidelity approximately $14,000, $11,000 and $0, respectively, for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $6,000, $4,000 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively, for record keeping and investment management services.

The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. For more information regarding these agreements please refer to Note 11.

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

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of December 31, 2018, 51,681 shares remain available for grant under the 2014 Incentive Plan and 1,465,834 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.

A summary of the Company’s common stock option activity as of and for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	826,498	$11.00	835,786	$11.00	840,298	$11.00
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(9,288)	$11.00	—	$—
Forfeited	(5,028)	$11.00	—	$—	(4,512)	$11.00
Outstanding, end of period	821,470	$11.00	826,498	$11.00	835,786	$11.00
Exercisable, end of period	821,470	$11.00	826,498	$11.00	42,042	$11.00

A summary of the Company’s restricted stock unit activity as of and for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	562,082	$10.72	474,989	$10.66	308,386	$14.20
Granted	179,268	$11.24	343,933	$10.84	414,045	$10.05
Vested	(271,875)	$11.02	(211,475)	$10.76	(231,633)	$14.22
Forfeited	(248)	$10.05	(45,365)	$10.79	(15,809)	$11.62
Outstanding, end of period	469,227	$10.75	562,082	$10.72	474,989	$10.66

A summary of the Company’s performance share unit activity as of and for the years ended ended December 31, 2018 is presented below:

	Year Ended December 31,
	2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	—	$—
Granted (at target)	125,422	$11.68
Vested	—	$—
Forfeited	—	$—
Outstanding, end of period (at target)	125,422	$11.68

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Expense related to:
Stock options	$—	$11	$1,054
Restricted stock units and performance share units	3,090	2,792	2,417
	$3,090	$2,803	$3,471

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

	Period Ended January 30,	Year Ended December 31,
	2017	2016
Expected term (in years)	1.0	1.1
Expected volatility	34.9%	36.7%
Risk-free interest rate	0.8%	0.9%
Expected dividends	—	—
Re-measurement date fair value per share	$1.32	$2.14

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that will vest ranges from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluate the probability of achieving the performance targets established under each of the performance share unit awards quarterly and estimate the number of underlying units that are probable of being issued. Compensation expense for restricted stock unit and performance share unit awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards. At December 31, 2018, the probability of achieving the performance targets associated with the outstanding performance share unit awards was estimated to be 0%. Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.

At December 31, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through 2021 is $2.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.4 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14.     Income Taxes

The provision (benefit) for income taxes includes the following:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current provision (benefit) for income taxes:
Federal	$(67)	$10,243	$10,321
State	304	3,030	3,375
	237	13,273	13,696
Deferred provision (benefit) for income taxes:
Federal	(4,208)	2,341	(506)
State	(2,104)	(224)	(166)
	(6,312)	2,117	(672)
Provision (benefit) for income taxes	$(6,075)	$15,390	$13,024

The effective tax rate differs from the federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, due to the following items:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income (loss) before taxes of taxable entities	$(20,305)	$32,531	$33,950
(Provision) benefit for income taxes at federal statutory rate	$4,264	$(11,386)	$(11,883)
(Increases) decreases in tax resulting from:
Provisional rate adjustment - tax reform	148	(3,190)	—
State income taxes, net of federal benefit	1,396	(1,860)	(1,977)
Manufacturing deduction	—	958	1,142
Return to provision difference	388	159	(145)
Other	(121)	(71)	(161)
(Provision) benefit for income taxes	$6,075	$(15,390)	$(13,024)
Effective tax rate	29.9%	47.3%	38.4%
With the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), the corporate federal income tax rate dropped from a maximum of 35% to a flat 21% rate effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act and provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of December 31, 2017, we had completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its net deferred tax asset at December 31, 2017 and recorded a provisional adjustment to reduce its value by $3.2 million. The Company completed its accounting for the tax effects of the Tax Act in 2018, within the one-year measurement period prescribed by the SEC, and recorded a $0.1 million adjustment to the provisional amount.

The components of our deferred income tax asset, net are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
State taxes	$74	$633
Reserves and accruals	2,258	1,893
Intangible assets	28	207
Share based compensation	1,594	1,585
Inventory	3,699	627
Investments in joint ventures	6,318	1,411
Depreciation and amortization	(34)	(39)
Deferred tax asset, net	$13,937	$6,317
The Company classifies any interest and penalties related to income taxes assessed as part of income tax provision. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods. We are subject to U.S. federal income tax examination for calendar tax years ending 2015 through 2018 and various state income tax examinations for 2014 through 2018 calendar tax years.

15.    Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and fee building. The homebuilding reportable segment aggregates the Southern California, Northern California and Arizona homebuilding operating segments. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply in accordance with ASC Topic 280, Segment Reporting.

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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Revenues:
Homebuilding	$504,029	$560,842	$507,949
Fee building, including management fees	163,537	190,324	186,507
Total	$667,566	$751,166	$694,456

Pretax income (loss):
Homebuilding	$(24,706)	$27,034	$25,546
Fee building, including management fees	4,401	5,497	8,404
Total	$(20,305)	$32,531	$33,950

	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Homebuilding	$685,218	$631,087
Fee building	10,879	13,425
Total	$696,097	$644,512

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share amounts)
2018
Home sales revenue	$79,437	$117,460	$119,874	$187,258	$504,029
Cost of home sales	69,694	102,678	102,124	162,034	436,530
Home sales impairments	—	—	—	10,000	10,000
Homebuilding gross margin	$9,743	$14,782	$17,750	$15,224	$57,499
Fee building revenue	$43,794	$38,095	$39,240	$42,408	$163,537
Cost of fee building	42,699	37,038	38,124	41,275	159,136
Fee building gross margin	$1,095	$1,057	$1,116	$1,133	$4,401
Pretax income (loss)	$(1,511)	$182	$3,400	$(22,376)	$(20,305)
Net income (loss) attributable to The New Home Company Inc.	$(640)	$115	$2,459	$(16,150)	$(14,216)
Basic earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.03)	$0.01	$0.12	$(0.80)	$(0.69)
Diluted earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.03)	$0.01	$0.12	$(0.80)	$(0.69)

2017
Home sales revenue	$69,406	$96,929	$114,622	$279,885	$560,842
Cost of home sales	60,065	82,488	95,992	234,668	473,213
Home sales impairments	—	1,300	—	900	2,200
Homebuilding gross margin	$9,341	$13,141	$18,630	$44,317	$85,429
Fee building revenue	$55,617	$47,181	$43,309	$44,217	$190,324
Cost of fee building	53,926	45,899	41,808	43,194	184,827
Fee building gross margin	$1,691	$1,282	$1,501	$1,023	$5,497
Pretax income	$1,360	$2,505	$6,974	$21,692	$32,531
Net income attributable to The New Home Company Inc.	$846	$1,517	$4,318	$10,471	$17,152
Basic earnings per share attributable to The New Home Company Inc. (1)	$0.04	$0.07	$0.21	$0.50	$0.82
Diluted earnings per share attributable to The New Home Company Inc. (1)	$0.04	$0.07	$0.21	$0.50	$0.82

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations.

17. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Income taxes paid	$7,110	$14,050	$13,670
Supplemental disclosures of non-cash transactions
Contribution of real estate to unconsolidated joint ventures	$—	$—	$798
Assets assumed from unconsolidated joint ventures	$—	$26,613	$46,811
Liabilities and equity assumed from unconsolidated joint ventures	$—	$27,608	$47,197

18. Supplemental Guarantor Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$28,877	$13,249	$147	$—	$42,273
Restricted cash	—	269	—	—	269
Contracts and accounts receivable	7	18,926	—	(668)	18,265
Intercompany receivables	192,341	—	—	(192,341)	—
Due from affiliates	—	1,218	—	—	1,218
Real estate inventories	—	566,290	—	—	566,290
Investment in and advances to unconsolidated joint ventures	—	34,330	—	—	34,330
Investment in subsidiaries	396,466	—	—	(396,466)	—
Other assets	18,643	14,812	—	(3)	33,452
Total assets	$636,334	$649,094	$147	$(589,478)	$696,097

Liabilities and equity
Accounts payable	$240	$39,151	$—	$—	$39,391
Accrued expenses and other liabilities	8,492	21,129	71	(664)	29,028
Intercompany payables	—	192,341	—	(192,341)	—
Due to affiliates	—	7	—	(7)	—
Unsecured revolving credit facility	67,500	—	—	—	67,500
Senior notes, net	320,148	—	—	—	320,148
Total liabilities	396,380	252,628	71	(193,012)	456,067
Stockholders' equity	239,954	396,466	—	(396,466)	239,954
Non-controlling interest in subsidiary	—	—	76	—	76
Total equity	239,954	396,466	76	(396,466)	240,030
Total liabilities and equity	$636,334	$649,094	$147	$(589,478)	$696,097

	December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$99,586	$23,772	$188	$—	$123,546
Restricted cash	—	424	—	—	424
Contracts and accounts receivable	10	24,238	—	(1,024)	23,224
Intercompany receivables	129,414	—	—	(129,414)	—
Due from affiliates	—	1,060	—	—	1,060
Real estate inventories	—	416,143	—	—	416,143
Investment in and advances to unconsolidated joint ventures	—	55,824	—	—	55,824
Investment in subsidiaries	356,443	—	—	(356,443)	—
Other assets	8,464	15,827	—	—	24,291
Total assets	$593,917	$537,288	$188	$(486,881)	$644,512

Liabilities and equity
Accounts payable	$237	$23,479	$6	$—	$23,722
Accrued expenses and other liabilities	11,034	27,954	80	(1,014)	38,054
Intercompany payables	—	129,414	—	(129,414)	—
Due to affiliates	—	10	—	(10)	—
Senior notes, net	318,656	—	—	—	318,656
Total liabilities	329,927	180,857	86	(130,438)	380,432
Stockholders' equity	263,990	356,431	12	(356,443)	263,990
Non-controlling interest in subsidiary	—	—	90	—	90
Total equity	263,990	356,431	$102	(356,443)	264,080
Total liabilities and equity	$593,917	$537,288	$188	$(486,881)	$644,512

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$504,029	$—	$—	$504,029
Fee building	—	163,537	—	—	163,537
	—	667,566	—	—	667,566
Cost of Sales:
Home sales	—	436,508	22	—	436,530
Home sales impairments	—	10,000	—	—	10,000
Fee building	—	159,136	—	—	159,136
	—	605,644	22	—	605,666

Gross Margin:
Home sales	—	57,521	(22)	—	57,499
Fee building	—	4,401	—	—	4,401
	—	61,922	(22)	—	61,900
Selling and marketing expenses	—	(36,065)	—	—	(36,065)
General and administrative expenses	4,330	(30,293)	(3)	—	(25,966)
Equity in net loss of unconsolidated joint ventures	—	(19,653)	—	—	(19,653)
Equity in net loss of subsidiaries	(17,372)	—	—	17,372	—
Other income (expense), net	(66)	(455)	—	—	(521)
Pretax loss	(13,108)	(24,544)	(25)	17,372	(20,305)
(Provision) benefit for income taxes	(1,108)	7,183	—	—	6,075
Net loss	(14,216)	(17,361)	(25)	17,372	(14,230)
Net loss attributable to non-controlling interest in subsidiary	—	—	14	—	14
Net loss attributable to The New Home Company Inc.	$(14,216)	$(17,361)	$(11)	$17,372	$(14,216)

	Year Ended December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$560,842	$—	$—	$560,842
Fee building	—	190,324	—	—	190,324
	—	751,166	—	—	751,166
Cost of Sales:
Home sales	—	473,181	32	—	473,213
Home sales impairments	—	2,200	—	—	2,200
Fee building	—	184,827	—	—	184,827
	—	660,208	32	—	660,240

Gross Margin:
Home sales	—	85,461	(32)	—	85,429
Fee building	—	5,497	—	—	5,497
	—	90,958	(32)	—	90,926
Selling and marketing expenses	—	(32,702)	—	—	(32,702)
General and administrative expenses	(2,403)	(23,927)	—	—	(26,330)
Equity in net income of unconsolidated joint ventures	—	866	—	—	866
Equity in net income of subsidiaries	21,773	—	—	(21,773)	—
Other income (expense), net	107	(336)	—	—	(229)
Pretax income (loss)	19,477	34,859	(32)	(21,773)	32,531
Provision for income taxes	(2,325)	(13,065)	—	—	(15,390)
Net income (loss)	17,152	21,794	(32)	(21,773)	17,141
Net loss attributable to non-controlling interest in subsidiary	—	—	11	—	11
Net income (loss) attributable to The New Home Company Inc.	$17,152	$21,794	$(21)	$(21,773)	$17,152

	Year Ended December 31, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$502,792	$5,157	$—	$507,949
Fee building	—	186,662	—	(155)	186,507
	—	689,454	5,157	(155)	694,456
Cost of Sales:
Home sales	—	428,881	4,678	—	433,559
Home sales impairments	—	2,350	—	—	2,350
Land sales impairment	—	1,150	—	—	1,150
Fee building	2,240	175,863	—	—	178,103
	2,240	608,244	4,678	—	615,162

Gross Margin:
Home sales	—	71,561	479	—	72,040
Land sales	—	(1,150)	—	—	(1,150)
Fee building	(2,240)	10,799	—	(155)	8,404
	(2,240)	81,210	479	(155)	79,294
Selling and marketing expenses	—	(26,058)	(686)	—	(26,744)
General and administrative expenses	(14,719)	(11,163)	—	—	(25,882)
Equity in net income of unconsolidated joint ventures	—	7,691	—	—	7,691
Equity in net income of subsidiaries	32,091	—	—	(32,091)	—
Other income (expense), net	(119)	(303)	(142)	155	(409)
Pretax income (loss)	15,013	51,377	(349)	(32,091)	33,950
Benefit (provision) for income taxes	6,009	(19,033)	—	—	(13,024)
Net income (loss)	21,022	32,344	(349)	(32,091)	20,926
Net loss attributable to non-controlling interest in subsidiary	—	—	96	—	96
Net income (loss) attributable to The New Home Company Inc.	$21,022	$32,344	$(253)	$(32,091)	$21,022

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(63,076)	$(71,789)	$(41)	$(4,779)	$(139,685)
Investing activities:
Purchases of property and equipment	(49)	(197)	—	—	(246)
Contributions and advances to unconsolidated joint ventures	—	(15,066)	—	—	(15,066)
Contributions to subsidiaries from corporate	(249,435)	—	—	249,435	—
Distributions of capital from subsidiaries	183,896	—	—	(183,896)	—
Distributions of capital and repayment of advances to unconsolidated joint ventures	—	15,436	—	—	15,436
Interest collected on advances to unconsolidated joint ventures	—	178	—	—	178
Net cash (used in) provided by investing activities	$(65,588)	$351	$—	$65,539	$302
Financing activities:
Borrowings from credit facility	150,000	—	—	—	150,000
Repayments of credit facility	(82,500)	—	—	—	(82,500)
Contributions to subsidiaries from corporate	—	249,435	—	(249,435)	—
Distributions to corporate from subsidiaries	—	(188,675)	—	188,675	—
Repurchase of common stock	(8,563)	—	—	—	(8,563)
Tax withholding paid on behalf of employees for stock awards	(982)	—	—	—	(982)
Net cash provided by financing activities	$57,955	$60,760	$—	$(60,760)	$57,955
Net decrease in cash, cash equivalents and restricted cash	(70,709)	(10,678)	(41)	—	(81,428)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$28,877	$13,518	$147	$—	$42,542

	Year Ended December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(31,824)	$(41,900)	$(81)	$(17,058)	$(90,863)
Investing activities:
Purchases of property and equipment	(71)	(124)	—	—	(195)
Cash assumed from joint venture at consolidation	—	995	—	—	995
Contributions and advances to unconsolidated joint ventures	—	(27,479)	—	—	(27,479)
Contributions to subsidiaries from corporate	(275,794)	—	—	275,794	—
Distributions of capital from subsidiaries	192,478	—	—	(192,478)	—
Distributions of capital and repayment of advances to unconsolidated joint ventures	—	15,577	—	—	15,577
Interest collected on advances to unconsolidated joint ventures	—	552	—	—	552
Net cash used in investing activities	$(83,387)	$(10,479)	$—	$83,316	$(10,550)
Financing activities:
Borrowings from credit facility	88,000	—	—	—	88,000
Repayments of credit facility	(206,000)	—	—	—	(206,000)
Proceeds from senior notes	324,465	—	—	—	324,465
Repayments of other notes payable	—	(4,110)	—	—	(4,110)
Payment of debt issuance costs	(7,565)	—	—	—	(7,565)
Contributions to subsidiaries from corporate	—	275,794	—	(275,794)	—
Distributions to corporate from subsidiaries	—	(209,536)	—	209,536	—
Tax withholding paid on behalf of employees for stock awards	(590)	—	—	—	(590)
Proceeds from exercise of stock options	102	—	—	—	102
Net cash provided by financing activities	$198,412	$62,148	$—	$(66,258)	$194,302
Net increase (decrease) in cash, cash equivalents and restricted cash	83,201	9,769	(81)	—	92,889
Cash, cash equivalents and restricted cash – beginning of period	16,385	14,427	269	—	31,081
Cash, cash equivalents and restricted cash – end of period	$99,586	$24,196	$188	$—	$123,970

	Year Ended December 31, 2016
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(7,041)	$(12,149)	$3,272	$(26,894)	$(42,812)
Investing activities:
Purchases of property and equipment	(193)	(246)	—	—	(439)
Cash assumed from joint venture at consolidation	—	2,610	—	—	2,610
Contributions and advances to unconsolidated joint ventures	—	(15,088)	—	—	(15,088)
Contributions to subsidiaries from corporate	(225,169)	—	—	225,169	—
Distributions of capital from subsidiaries	189,392	725	—	(190,117)	—
Distributions of capital from unconsolidated joint ventures	—	15,307	—	—	15,307
Net cash (used in) provided by investing activities	$(35,970)	$3,308	$—	$35,052	$2,390
Financing activities:
Borrowings from credit facility	223,050	—	—	—	223,050
Repayments of credit facility	(179,974)	—	—	—	(179,974)
Borrowings from other notes payable	—	—	343	—	343
Repayments of other notes payable	—	(13,135)	(2,501)	—	(15,636)
Payment of debt issuance costs	(1,064)	—	—	—	(1,064)
Cash distributions to non-controlling interest in subsidiary	—	—	(725)	—	(725)
Contributions to subsidiaries from corporate	—	225,169	—	(225,169)	—
Distributions to corporate from subsidiaries	—	(216,286)	(725)	217,011	—
Tax withholding paid on behalf of employees for stock awards	(648)	—	—	—	(648)
Excess income tax provision from stock-based compensation	(97)	—	—	—	(97)
Net cash provided by (used in) financing activities	$41,267	$(4,252)	$(3,608)	$(8,158)	$25,249
Net decrease in cash, cash equivalents and restricted cash	(1,744)	(13,093)	(336)	—	(15,173)
Cash, cash equivalents and restricted cash – beginning of period	18,129	27,520	605	—	46,254
Cash, cash equivalents and restricted cash – end of period	$16,385	$14,427	$269	$—	$31,081

Exhibit Number	Exhibit Description

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

4.5
First Supplemental Indenture dated as of April 28, 2017 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2017)

4.6
Officers' Certificate, dated May 4, 2017, delivered pursuant to the Indenture, and setting forth the terms of the Additional Notes 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

4.7
Second Supplemental Indenture dated as of July 28, 2017 between the Company, the guaranteeing subsidiaries, as defined herein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2017)

4.8
Third Supplemental Indenture dated as of September 18, 2017 between the Company, DMB/TNHC LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarter ended September 30, 2017)

4.9
Fourth Supplemental Indenture, dated as of October 27, 2017 between the Company, TNHC Tidelands LLC, TNHC Arizona Marketing LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

4.10
Fifth Supplemental Indenture dated as of March 5, 2018, among TNHC Holdings LLC, TNHC Holdings 1 LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 2018)

10.1
Registration Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, and TCN/TNHC LP (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

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

10.6†
Employment Agreement, dated May 29, 2015, between The New Home Company Inc. and John Stephens (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.7†
Form of Indemnification Agreement between The New Home Company Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.8†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.8(a)†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.8(b)†
The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.9†	The New Home Company Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.10
Amended and Restated Credit Agreement, dated May 10, 2016, among The New Home Company Inc., U.S. Bank National Association d/b/a Housing Capital Company, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 11, 2016)

10.11+	Agreement of Limited Partnership of Arantine Hills Holdings LP (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.12†	The New Home Company Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

10.13†
The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2016)

10.14†
Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and H. Lawrence Webb (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.15†
Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and John Stephens (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.16†
Amendment to Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.17†
Employment Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Leonard Miller (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.18†
Consulting Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.19†
Second Amendment to Employment Agreement, dated March 23, 2017, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 2017)

10.20
Letter agreement re: Arantine Hills Holdings LP - funding Excess Shortfall among TNHC-Arantine GP LLC, TNHC Land Company LLC and Arantine Hills Equity LP dated as of June 28, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2017)

10.21+
Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of May 22, 2013, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2017)

10.22+
First Amendment to Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of August 4, 2017, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2017)

10.23
Modification Agreement, dated as of September 27, 2017, among The New Home Company Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2017)

10.24†
Amendment to Consulting Agreement, dated February 13, 2017, by and between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

10.25†	The New Home Company Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2018)

10.26†
The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 16, 2018)

10.27†
The New Home Company Inc. 2016 Incentive Award Plan form of Performance Share Unit Award Agreement (incorporated  by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 16, 2018)

10.28†
First Amendment to The New Home Company Inc. 2014 Long-Term Incentive Plan dated February 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2018)

10.29†
Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and H. Lawrence Webb (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2018)

10.30†
Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and John M. Stephens (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2018)

10.31†
Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and Leonard Miller (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2018)

10.32†
Amendment to Employment Agreement, dated February 16, 2018, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 2018)

10.33
Amendment No. 1 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 23, 2018)

10.34†	The New Home Company Inc. Amended and Restated 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 23, 2018)

10.35
First Amendment to Agreement of Limited Partnership of Arantine Hills Holdings LP, dated July 27, 2018, among TNHC-Arantine GP LLC, Arantine Hills Equity LP and TNHC Land Company LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2018)

21.1*	List of subsidiaries of The New Home Company Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 15, 2019

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 15, 2019

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated February 15, 2019

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated February 15, 2019

101*
The following materials from The New Home Company Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Audited Consolidated Financial Statements.

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
Date: February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Lawrence Webb	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 15, 2019
H. Lawrence Webb

/s/ John M. Stephens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2019
John M. Stephens

/s/ Sam Bakhshandehpour	Director	February 15, 2019
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	February 15, 2019
Michael Berchtold

/s/ Paul Heeschen	Director	February 15, 2019
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	February 15, 2019
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	February 15, 2019
Cathey S. Lowe

/s/ Douglas C. Neff	Director	February 15, 2019
Douglas C. Neff

/s/ Wayne Stelmar	Director	February 15, 2019
Wayne Stelmar

	Director	February 15, 2019
William A. Witte