Form 10-Q
period 2019-03-31
New Home Co Inc.
filed 2019-05-03
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NWHM	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding as of April 30, 2019: 20,049,113

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and cash equivalents	$41,874	$42,273
Restricted cash	116	269
Contracts and accounts receivable	16,459	18,265
Due from affiliates	681	1,218
Real estate inventories	563,112	566,290
Investment in and advances to unconsolidated joint ventures	33,032	34,330
Other assets	35,366	33,452
Total assets	$690,640	$696,097

Liabilities and equity
Accounts payable	$20,638	$39,391
Accrued expenses and other liabilities	33,332	29,028
Unsecured revolving credit facility	84,000	67,500
Senior notes, net	315,591	320,148
Total liabilities	453,561	456,067
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,049,113 and 20,058,904, shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	200	201
Additional paid-in capital	192,169	193,132
Retained earnings	44,634	46,621
Total stockholders' equity	237,003	239,954
Non-controlling interest in subsidiary	76	76
Total equity	237,079	240,030
Total liabilities and equity	$690,640	$696,097
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Home sales	$99,186	$79,437
Fee building, including management fees from unconsolidated joint ventures of $543 and $980, respectively	19,662	43,794
	118,848	123,231
Cost of Sales:
Home sales	86,569	69,694
Fee building	19,268	42,699
	105,837	112,393
Gross Margin:
Home sales	12,617	9,743
Fee building	394	1,095
	13,011	10,838

Selling and marketing expenses	(8,679)	(6,639)
General and administrative expenses	(7,391)	(6,019)
Equity in net income of unconsolidated joint ventures	184	335
Gain on early extinguishment of debt	417	—
Other income (expense), net	(193)	(26)
Pretax loss	(2,651)	(1,511)
Benefit for income taxes	664	860
Net loss	(1,987)	(651)
Net loss attributable to non-controlling interest	—	11
Net loss attributable to The New Home Company Inc.	$(1,987)	$(640)

Loss per share attributable to The New Home Company Inc.:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)
Weighted average shares outstanding:
Basic	19,986,394	20,924,753
Diluted	19,986,394	20,924,753
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Stockholders’ Equity Three Months Ended March 31					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606	—	—	—	(3,365)	(3,365)	—	(3,365)
Net loss	—	—	—	(640)	(640)	(11)	(651)
Stock-based compensation expense	—	—	842	—	842	—	842
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(83,816)	—	(954)	—	(954)	—	(954)
Shares issued through stock plans	214,881	1	(1)	—	—	—	—
Balance at March 31, 2018	21,007,902	$210	$199,361	$60,302	$259,873	$79	$259,952

Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net loss	—	—	—	(1,987)	(1,987)	—	(1,987)
Stock-based compensation expense	—	—	566	—	566	—	566
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	229,545	1	(1)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at March 31, 2019	20,049,113	$200	$192,169	$44,634	$237,003	$76	$237,079

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(1,987)	$(651)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	—	(1,481)
Amortization of stock-based compensation	566	842
Distributions of earnings from unconsolidated joint ventures	260	715
Abandoned project costs	5	35
Equity in net income of unconsolidated joint ventures	(184)	(335)
Deferred profit from unconsolidated joint ventures	—	136
Depreciation and amortization	2,656	1,022
Gain on early extinguishment of debt	(417)	—
Net changes in operating assets and liabilities:
Contracts and accounts receivable	1,806	5,824
Due from affiliates	524	485
Real estate inventories	9,676	(37,529)
Other assets	(2,343)	87
Accounts payable	(18,753)	9,867
Accrued expenses and other liabilities	(4,041)	(8,459)
Net cash used in operating activities	(12,232)	(29,442)
Investing activities:
Purchases of property and equipment	(5)	(72)
Contributions and advances to unconsolidated joint ventures	(1,335)	(4,273)
Distributions of capital and repayment of advances from unconsolidated joint ventures	2,562	2,264
Interest collected on advances to unconsolidated joint ventures	—	129
Net cash provided by (used in) investing activities	1,222	(1,952)
Financing activities:
Borrowings from credit facility	30,000	—
Repayments of credit facility	(13,500)	—
Repurchase of senior notes	(4,512)	—
Repurchases of common stock	(1,042)	—
Tax withholding paid on behalf of employees for stock awards	(488)	(954)
Net cash provided by (used in) financing activities	10,458	(954)
Net decrease in cash, cash equivalents and restricted cash	(552)	(32,348)
Cash, cash equivalents and restricted cash – beginning of period	42,542	123,970
Cash, cash equivalents and restricted cash – end of period	$41,990	$91,622

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

Based on our public float at June 29, 2018, we qualify as a smaller reporting company and are subject to reduced disclosure obligations in our periodic reports and proxy statements.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

The Company updated its reportable segments effective for the 2019 first quarter. Please refer to Note 15 for more information. Prior year comparative data has been reclassified to align with the composition of the current year reportable segments.

Segment Reporting

Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments. The Company's reportable segments are Arizona homebuilding, California homebuilding, and fee building. In accordance with ASC 280, our California homebuilding reportable segment aggregates the Northern California and Southern California homebuilding operating segments based on the similarities in long-term economic characteristics.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.1 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$41,874	$91,061
Restricted cash	116	561
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$41,990	$91,622

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

In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset on a quarterly basis or whenever indicators of impairment exist. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget, and actual or projected cash flow losses.

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

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three months ended March 31, 2019 and 2018, no real estate impairments were recorded.

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest ("ASC 835"). Interest capitalized as a cost component of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. In instances where the Company purchases land from an unconsolidated joint venture, the pro rata share of interest capitalized to investment in unconsolidated joint ventures is added to the basis of the land acquired and recognized as a cost of sale upon the delivery of the related homes or land to a third-party buyer. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To do this, the Company performs the following five steps as outlined in ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2019 and 2018, one customer comprised 91% and 98%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of March 31, 2019 and December 31, 2018, one customer comprised 33% and 48% of contracts and accounts receivable, respectively, with the balance of accounts receivable primarily representing escrow receivables from home sales.

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

As of March 31, 2019 and December 31, 2018, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of March 31, 2019 and December 31, 2018, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of March 31, 2019, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASC 230, Statement of Cash Flows ("ASC 230"). Under the cumulative earnings approach, distributions received are considered returns on investment and is classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and is classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are generally consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three months ended March 31, 2019 and 2018, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, no allowance was recorded related to contracts and accounts receivable.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and available tax planning alternatives, to the extent these items are applicable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At March 31, 2019 and December 31, 2018, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At March 31, 2019, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of March 31, 2019, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

On February 16, 2017, the Company entered into an agreement that transitioned Wayne Stelmar's role within the Company from Chief Investment Officer to a non-employee consultant and non-employee director. Per the agreement, Mr. Stelmar's outstanding equity awards continued to vest in accordance with their original terms. Under ASC 505-50, if an employee becomes a non-employee and continues to vest in an award pursuant to the award's original terms, that award will be treated as an award to a non-employee prospectively, provided the individual is required to continue providing services to the employer (such as consulting services). Based on the terms and conditions of Mr. Stelmar's consulting agreement noted above, we accounted for his share-based awards in accordance with ASC 505-50 through March 31, 2018. ASC 505-50 required that these awards be accounted for prospectively, such that the fair value of the awards was re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Stelmar have been completed. ASC 505-50 required that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee.

In June of 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which expanded the scope of ASC 718 to include share-based payments for acquiring goods and services from nonemployees, with certain exceptions. Under ASC 718, the measurement date for equity-classified, share-based awards is generally the grant date of the award. The Company early adopted ASU 2018-07 on April 1, 2018, at which time Mr. Stelmar's award was the only nonemployee award outstanding. In accordance with the transition guidance, the Company assessed Mr. Stelmar's award for which a measurement date had not been established. The outstanding award was re-measured to fair value as of the April 1, 2018 adoption date. The adoption of ASU 2018-07 provided administrative relief by fixing the remaining unamortized expense of the award and eliminating the requirement to quarterly re-measure the Company's one remaining nonemployee award. The Company adopted this standard on a modified retrospective basis booking a cumulative-effect adjustment of an $18,000 increase to retained earnings and equal decrease to additional paid-in capital as of the beginning of the 2018 fiscal year. Mr. Stelmar's award was fully expensed as of March 31, 2019.

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
During the three months ended March 31, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million. The shares were returned to the status of authorized but unissued.

Dividends
No dividends were paid on our common stock during the three months ended March 31, 2019 and 2018. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

The Company qualifies as an "emerging growth company" pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 102 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. As previously disclosed, the Company has chosen, irrevocably, to "opt out" of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). ASC 842 requires organizations that lease assets (referred to as "lessees") to present lease assets and lease liabilities on the balance sheet at their gross value based on the rights and obligations created by those leases. Under ASC 842, a lessee is required to recognize assets and liabilities for leases with greater than 12 month terms. Lessor accounting remains substantially similar to prior GAAP. The Company's lease agreements impacted by ASC 842 primarily relate to our corporate headquarters, other office locations and office or construction equipment where we are the lessee and are all classified as operating leases.
The Company adopted ASC 842 on January 1, 2019 under the modified retrospective approach. Under the modified retrospective approach, the Company applied the requirements of ASC 842 to its leases as of the adoption date and recognized a $3.1 million right-of-use asset and a related $3.5 million liability. The comparative information has not been restated and continues to be reported as it was previously, under the appropriate accounting standards in effect for those periods. For additional information on our operating leases, please see Note 11.
For leases that commenced before the January 1, 2019 adoption date, the Company has elected the practical expedient package outlined in ASC 842-10-65-1(f) which prescribes the following:
1.An entity need not reassess whether any expired or existing contracts contain leases.

2.
An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC 840, Leases, will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 will be classified as finance leases).

3.An entity need not reassess initial direct costs for any existing lease.
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
The SEC's Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholder's equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed. The Company adopted this guidance during 2018 and presents a reconciliation of changes in stockholders' equity for the current and prior period as a separate statement.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Computation of Loss Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Numerator:
Net loss attributable to The New Home Company Inc.	$(1,987)	$(640)

Denominator:
Basic weighted-average shares outstanding	19,986,394	20,924,753
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	—
Diluted weighted-average shares outstanding	19,986,394	20,924,753

Basic loss per share attributable to The New Home Company Inc.	$(0.10)	$(0.03)
Diluted loss per share attributable to The New Home Company Inc.	$(0.10)	$(0.03)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,451,485	1,371,973

3.    Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$19,268	$159,136
Estimated earnings	394	4,401
	19,662	163,537
Less: amounts collected during the period	(14,308)	(154,743)
Contracts receivable	$5,354	$8,794

Contracts receivable:
Billed	$—	$—
Unbilled	5,354	8,794
	5,354	8,794
Accounts receivable:
Escrow receivables	10,443	8,787
Other receivables	662	684
Contracts and accounts receivable	$16,459	$18,265
Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of March 31, 2019 and December 31, 2018 are expected to be billed and collected within 30 days. Accounts payable at March 31, 2019 and

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 includes $4.3 million and $8.5 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories
Real estate inventories are summarized as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Deposits and pre-acquisition costs	$22,276	$20,726
Land held and land under development	116,274	115,987
Homes completed or under construction	375,274	380,956
Model homes	49,288	48,621
	$563,112	$566,290

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0 and $0.9 million as of March 31, 2019 and December 31, 2018, respectively.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Capitalized Interest
Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. For the three months ended March 31, 2019 and 2018 interest incurred, capitalized and expensed was as follows:

	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Interest incurred	$7,761	$6,716
Interest capitalized to inventory	(7,761)	(6,195)
Interest capitalized to investment in unconsolidated joint ventures	—	(521)
Interest expensed	$—	$—

Capitalized interest in beginning inventory	$25,681	$16,453
Interest capitalized as a cost of inventory	7,761	6,195
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	10	—
Previously capitalized interest included in cost of home sales	(4,852)	(2,764)
Capitalized interest in ending inventory	28,600	19,884

Capitalized interest in beginning investment in unconsolidated joint ventures	$713	$1,472
Interest capitalized to investment in unconsolidated joint ventures	—	521
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	(10)	—
Previously capitalized interest included in equity in net income of unconsolidated joint ventures	(31)	(31)
Capitalized interest in ending investment in unconsolidated joint ventures	672	1,962
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$29,272	$21,846

Capitalized interest as a percentage of inventory	5.1%	4.3%
Interest included in cost of home sales as a percentage of home sales revenue	4.9%	3.4%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	2.0%	3.4%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Investments in and Advances to Unconsolidated Joint Ventures

As of March 31, 2019 and December 31, 2018, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$32,186	$45,945
Restricted cash	14,616	19,205
Real estate inventories	362,609	374,607
Other assets	5,329	4,231
Total assets	$414,740	$443,988

Accounts payable and accrued liabilities	$37,794	$43,158
Notes payable	61,271	71,299
Total liabilities	99,065	114,457
The New Home Company's equity	32,362	33,617
Other partners' equity	283,313	295,914
Total equity	315,675	329,531
Total liabilities and equity	$414,740	$443,988
Debt-to-capitalization ratio	16.3%	17.8%
Debt-to-equity ratio	19.4%	21.6%

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Revenues	$42,287	$32,013
Cost of sales and expenses	41,774	31,209
Net income of unconsolidated joint ventures	$513	$804
Equity in net income of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$184	$335

For the three months ended March 31, 2019 and 2018, the Company earned $0.5 million and $1.0 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12 - "Related Party Transactions."

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Assets
Other assets consist of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)

Property, equipment and capitalized selling and marketing costs, net(1)	$10,602	$11,738
Deferred tax asset, net	13,937	13,937
Prepaid income taxes	1,178	514
Prepaid expenses	5,985	6,348
Warranty insurance receivable	909	915
Right of use lease asset(2)	2,755	—
	$35,366	$33,452

(1)
The Company depreciated $2.6 million and $0.9 million of capitalized selling and marketing costs to selling and marketing expenses during the three months ended March 31, 2019 and 2018, respectively. The Company depreciated $0.1 million and $0.1 million of property and equipment to general and administrative expenses during the three months ended March 31, 2019 and 2018, respectively.

(2)	In conjunction with the adoption of ASC 842 the Company established a right-of-use asset of $3.1 million on January 1, 2019. For more information, please refer to Note 1 and Note 11.

8.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Warranty accrual(1)	$6,945	$6,898
Accrued compensation and benefits	4,021	5,749
Accrued interest	12,543	6,497
Completion reserve	2,152	4,192
Lease liability(2)	3,196	—
Other accrued expenses	4,475	5,692
	$33,332	$29,028

(1)	Included in the amount at March 31, 2019 and December 31, 2018 is approximately $0.9 million of additional warranty liabilities estimated to be recovered by our insurance policies.

(2)	In conjunction with the adoption of ASC 842 the Company established a $3.5 million lease liability on January 1, 2019. For more information, please refer to Note 1 and Note 11.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,681	$6,634
Warranty provision for homebuilding projects	427	516
Warranty payments for homebuilding projects	(341)	(375)
Ending warranty accrual for homebuilding projects	6,767	6,775

Beginning warranty accrual for fee building projects	217	225
Warranty provision for fee building projects	9	—
Warranty efforts for fee building projects	(48)	(2)
Ending warranty accrual for fee building projects	178	223
Total ending warranty accrual	$6,945	$6,998

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

9.    Senior Notes and Unsecured Revolving Credit Facility
Indebtedness consisted of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$315,591	$320,148
Unsecured revolving credit facility	84,000	67,500
Total Indebtedness	$399,591	$387,648

The carrying amount of our Senior Notes listed above at March 31, 2019 is net of the unamortized discount of $1.5 million, unamortized premium of $1.2 million, and unamortized debt issuance costs of $4.1 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. The carrying amount for the Senior Notes listed above at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. Debt issuance costs for the unsecured revolving credit facility are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes"), in a private placement. The Existing Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is paid semiannually in arrears on April 1 and October 1. The Notes were exchanged in an exchange offer for Notes that are

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

identical to the original Notes, except that they are registered under the Securities Act, and are freely tradeable in accordance with applicable law.

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

During March 2019, the Company repurchased and retired $5.0 million in face value of the Notes. The Notes were purchased at 90.25% of face value, for a cash payment of $4.5 million. The Company recognized a $0.4 million gain on the early extinguishment of debt, and the unamortized discount, premium and debt issuance costs associated with the retired notes totaling approximately $70,000 were written off.

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million, subject to certain financial conditions, including the availability of bank commitments. As of March 31, 2019, we had $84.0 million of outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2019, the interest rate under the Credit Facility was 5.49%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of March 31, 2019, the Company was in compliance with all financial covenants.
The Credit Facility also provides a $25 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of March 31, 2019 and December 31, 2018, the Company had $2.3 million in outstanding letters of credit issued under the Credit Facility.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's Notes and Credit Facility. The Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources. The Company's Credit Facility is classified as Level 3 within the fair value hierarchy. The Company had an outstanding balance of $84.0 million under its Credit Facility at March 31, 2019, and the estimated fair value of the outstanding balance approximated the carrying value due to the short-term nature of LIBOR contracts.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$315,591	$286,000	$320,148	$292,500
Unsecured revolving credit facility	$84,000	$84,000	$67,500	$67,500

(1) The carrying value for the Senior Notes, as presented at March 31, 2019, is net of the unamortized discount of $1.5 million, unamortized premium of $1.2 million, and unamortized debt issuance costs of $4.1 million. The carrying value for the Senior Notes, as presented at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2019 and December 31, 2018, $35.2 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $6.3 million and $7.3 million, respectively, as of March 31, 2019 and December 31, 2018. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2019 and December 31, 2018, the Company had outstanding surety bonds totaling $54.1 million and $50.5 million, respectively. The estimated remaining costs to complete of such improvements as of March 31, 2019 and December 31, 2018 were $23.8 million and $20.3 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
The Company accounts for contracts deemed to contain a lease under ASC 842. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use assets and lease liabilities are recorded on the condensed consolidated balance sheets. The depreciable lives of right-of-use assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease payments do not contain variable payments, any residual value guarantees, or material restrictive covenants. Right-of-use assets are included in other assets and lease liabilities are recorded in accrued expenses and other liabilities within our condensed consolidated balance sheets and total $2.8 million and $3.2 million, respectively, at March 31, 2019.
For the three months ended March 31, 2019, lease costs and cash flow information for leases with terms in excess of one year was as follows:

Three Months Ended March 31, 2019
(dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$355
Lease costs included in real estate inventories	162
Lease costs included in selling and marketing expenses	17
Net lease cost (1)	$534

Other Information:
Lease cash flows (included in operating cash flows)(1)	$490
(1) Does not include the cost of short-term leases with terms of less than one year which totaled approximately $0.3 million for the three months ended March 31, 2019 or the benefit from a sublease agreement of one of our office spaces which totaled approximately $49,000 for the three months ended March 31, 2019.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2019	$1,449
2020	1,511
2021	384
2022	10
2023	3
Thereafter	—
Total lease payments(1)	$3,357
Less: Interest(2)	161
Present value of lease liabilities(3)	$3,196

(1)    Lease payments include options to extend lease terms that are reasonably certain of being exercised.

(2)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2019.

(3) The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 2.2 years and 5.2%, respectively at March 31, 2019.

12. Related Party Transactions
During the three months ended March 31, 2019 and 2018, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.7 million and $2.1 million, respectively. As of March 31, 2019 and December 31, 2018, $0.5 million and $0.4 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2019 and 2018, the Company earned $0.5 million and $1.0 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, $0.1 million and $0.2 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC, and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is an owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and TNHC Russell Ranch LLC ("Russell Ranch"). The Company's investment in these two joint ventures was $7.7 million at March 31, 2019 and $6.5 million at December 31, 2018. A former member of the Company's board of directors who served during 2018 is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of March 31, 2019 and December 31, 2018, the Company's investment in these three unconsolidated joint ventures totaled $11.0 million and $12.0 million, respectively.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three months ended March 31, 2019 and 2018, the Company incurred $33,000 and $65,000, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0 and $0.4 million, respectively, for these services. Of these costs, $0 and $7,000 was due to TL Fab LP from the Company at March 31, 2019 and December 31, 2018, respectively, and $0 and $8,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at March 31, 2019 and December 31, 2018, respectively.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At March 31, 2019 and December 31, 2018, $0.2 million and $0.2 million,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery"), Bedford and Russell Ranch unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with the Cannery provides for reimbursement of certain fee credits. The Company was reimbursed $0.1 million in fee credits from the Cannery during the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, $37,000 in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, he is compensated $5,000 per month. His current agreement terminates on June 26, 2019 with the option to extend the agreement one year, if mutually consented to by the parties. Either party may terminate the agreement at any time for any or no reason. At March 31, 2019, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a fee building contract pursuant to which the Company acts in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs. During the three months ended March 31, 2019 and 2018, the Company billed the Davis Family Trust $0.5 million and $38,000, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $15,000 and $0 of the total billings for the three months ended March 31, 2019 and 2018, respectively. The Company recorded $0.5 million and $38,000 for the three months ended March 31, 2019 and 2018, respectively, for the cost of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At March 31, 2019 and December 31, 2018, the Company was due $0.1 million and $0.6 million, respectively, from the Davis Family Trust for construction draws, which are included in due from affiliates in the accompanying condensed consolidated balance sheets.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar is compensated $6,000 per month. The current term is through August 17, 2019 and may be extended upon mutual consent of the parties. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during the 2019 first quarter. At March 31, 2019 and December 31, 2018, no fees were due to Mr. Stelmar for his consulting services.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Mr. Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz is compensated $10,000 per month. The agreement terminates March 1, 2020 and may be extended upon mutual consent of the parties. At March 31, 2019, no fees were due to Mr. Redwitz for his consulting services.
At March 31, 2018, the Company had advances outstanding of approximately $3.0 million to an unconsolidated joint venture, Encore McKinley Village LLC. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the three months ended March 31, 2019 and 2018, the Company earned $0 million and $0.1 million, respectively, in interest income on the unsecured promissory note which is included in equity in net income of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.
The Company entered into two transactions in each of 2018 and 2017 to purchase land from affiliates of IHP Capital Partners VI, LLC, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. The first 2017 agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of March 31, 2019, the Company has taken down approximately two-thirds of the lots, paid $0.3 million in master marketing fees, and has a $0.3 million nonrefundable deposit outstanding on the remaining lots. The second 2017 transaction allows the Company to purchase finished lots in Northern California which includes customary profit participation and is structured as an optioned takedown. The total purchase price, including the cost for the finished lot development and the option, is expected to be approximately $56.7 million, and depends on timing of takedowns, as

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

well as our obligation to pay certain fees and costs during the option maintenance period. As of March 31, 2019, the Company has made a $8.6 million nonrefundable deposit, reimbursed the owner $0.1 million for fees and costs, paid $2.8 million in option payments, and had taken down approximately 8% of the lots. In 2018, the Company agreed to purchase and complete the takedown of finished lots in Northern California for a gross purchase price of $8.0 million with additional profit participation, marketing fees and certain reimbursements due to the seller as outlined in the agreement. At March 31, 2019, the Company had paid $0.3 million in master marketing fees and reimbursed the seller $0.2 million in costs related to this contract. Also during 2018, the Company entered an agreement to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. The Company has an outstanding, nonrefundable deposit of $0.3 million related to this contract and had not taken down any lots as of March 31, 2019.
In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one former member of the Company's board of directors for the option to purchase lots in phased takedowns. As of March 31, 2019, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation due to seller as outlined in the contract. The Company has taken down approximately one-half of the contracted lots and $0.9 million of the nonrefundable deposit remains outstanding. During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation due to the seller pursuant to the agreement. At March 31, 2019, the Company had taken down approximately 42% of the optioned lots and $0.8 million of the deposit remained outstanding.

FMR LLC beneficially owned over 10% of the Company's common stock during 2018, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the three months ended March 31, 2018, the Company paid Fidelity approximately $4,000 for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $2,000 for the three months ended March 31, 2018 for record keeping and investment management services. As of March 31, 2019, FMR LLC owns less than 10% of the Company's common stock.

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

Subsequent to March 31, 2019, an amendment to our TNHC Russell Ranch LLC joint venture agreement was executed. The amendment outlines the proportionate funding of certain additional capital required for the joint venture. For additional information see Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock option, restricted stock unit, and performance share unit awards under the 2016 Incentive Plan. As of March 31, 2019, 58,707 shares remain available for grant under the 2014 Incentive Plan and 1,147,505 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one to three year period and the stock options expire ten years from the date of grant.
A summary of the Company’s common stock option activity as of and for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
	2019		2018
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	821,470	$11.00	826,498	$11.00
Granted	249,283	$5.76	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(5,028)	$11.00
Outstanding, end of period	1,070,753	$9.78	821,470	$11.00
Exercisable, end of period	821,470	$11.00	821,470	$11.00
A summary of the Company’s restricted stock unit activity as of and for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
	2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	469,227	$10.75	562,082	$10.72
Granted	135,473	$5.76	131,412	$11.68
Vested	(229,545)	$10.60	(214,881)	$10.69
Forfeited	(46,571)	$10.89	—	$—
Outstanding, end of period	328,584	$8.78	478,613	$11.00

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance share unit activity as of and for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
	2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	125,422	$11.68	—	$—
Granted (at target)	—	$—	125,422	$11.68
Vested	—	$—	—	$—
Forfeited	(26,882)	$11.68	—	$—
Outstanding, end of period (at target)	98,540	$11.68	125,422	$11.68

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Expense related to:
Stock options	$22	$—
Restricted stock units and performance share units	544	842
	$566	$842

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.0	0
Expected volatility	39.9%	—
Risk-free interest rate	2.5%	—
Expected dividends	—	—
Weighted-average grant date fair value	$2.43	$0
We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that will vest ranges from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluate the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly and estimate the number of underlying units that are probable of being issued. Compensation expense for restricted stock unit and performance share unit awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards. At March 31, 2019, the probability of achieving the performance targets associated with the outstanding performance share unit awards was estimated to be 0%. Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2019, the amount of unearned stock-based compensation currently estimated to be expensed through 2022 is $2.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14.     Income Taxes
For the three months ended March 31, 2019, the Company recorded a benefit for income taxes of $0.7 million. Comparatively, the Company recorded a tax benefit of $0.9 million for the three months ended March 31, 2018. The Company's effective tax rates for the three months ended March 31, 2019 and 2018 were 25.0% and 56.9%, respectively. The effective tax rate for the three months ended March 31, 2019 differs from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The provision for discrete items totaled $0.3 million for the three months ended March 31, 2019 and was primarily related to stock compensation and state income tax rate changes. The effective tax rate for the three months ended March 31, 2018 differs from the federal statutory tax rate due to state income taxes, estimated deduction limitations for executive compensation, and a $0.4 million benefit for discrete items primarily related to energy tax credits that were extended in February 2018 for 2017 closings, and to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut effective beginning in 2018.

15.    Segment Information

The Company’s operations are organized into three reportable segments: two homebuilding segments (Arizona and California) and fee building. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply in accordance with ASC Topic 280. Our California homebuilding reportable segment aggregates the Northern California and Southern California homebuilding operating segments.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes. Our fee building operations build homes and manage construction related activities on behalf of third-party property owners and our joint ventures. In addition, our corporate operations develop and implement strategic initiatives and support our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources. A portion of the expenses incurred by corporate are allocated to the fee building segment primarily based on its respective percentage of revenues and to each homebuilding segment based on its respective investment in and advances to unconsolidated joint ventures and real estate inventories balances. The assets of our fee building segment primarily consist of cash, restricted cash and accounts receivable. The majority of our corporate personnel and resources are primarily dedicated to activities relating to our homebuilding segment, and, therefore, the balance of any unallocated corporate expenses are allocated within our homebuilding reportable segments.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

information relating to reportable segments was as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Homebuilding revenues:
Arizona	$15,854	$—
California	83,332	79,437
Total homebuilding revenues	99,186	79,437
Fee building revenues, including management fees	19,662	43,794
Consolidated total revenues	$118,848	$123,231

Homebuilding pretax loss:
Arizona	$(478)	$(705)
California	(2,567)	(1,901)
Total homebuilding pretax loss	(3,045)	(2,606)
Fee building pretax income, including management fees	394	1,095
Total pretax loss	$(2,651)	$(1,511)

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding assets:
Arizona	$92,343	$86,205
California	552,660	551,807
Total homebuilding assets	645,003	638,012
Fee building assets	6,725	10,879
Corporate unallocated assets	38,912	47,206
Total assets	$690,640	$696,097

16.    Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$—

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$18,076	$23,659	$139	$—	$41,874
Restricted cash	—	116	—	—	116
Contracts and accounts receivable	10	17,447	—	(998)	16,459
Intercompany receivables	210,665	—	—	(210,665)	—
Due from affiliates	—	681	—	—	681
Real estate inventories	—	563,112	—	—	563,112
Investment in and advances to unconsolidated joint ventures	—	33,032	—	—	33,032
Investment in subsidiaries	401,754	—	—	(401,754)	—
Other assets	20,175	15,194	—	(3)	35,366
Total assets	$650,680	$653,241	$139	$(613,420)	$690,640

Liabilities and equity
Accounts payable	$264	$20,370	$4	$—	$20,638
Accrued expenses and other liabilities	13,822	20,444	59	(993)	33,332
Intercompany payables	—	210,665	—	(210,665)	—
Due to affiliates	—	8	—	(8)	—
Unsecured revolving credit facility	84,000	—	—	—	84,000
Senior notes, net	315,591	—	—	—	315,591
Total liabilities	413,677	251,487	63	(211,666)	453,561
Stockholders' equity	237,003	401,754	—	(401,754)	237,003
Non-controlling interest in subsidiary	—	—	76	—	76
Total equity	237,003	401,754	76	(401,754)	237,079
Total liabilities and equity	$650,680	$653,241	$139	$(613,420)	$690,640

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$28,877	$13,249	$147	$—	$42,273
Restricted cash	—	269	—	—	269
Contracts and accounts receivable	7	18,926	—	(668)	18,265
Intercompany receivables	192,341	—	—	(192,341)	—
Due from affiliates	—	1,218	—	—	1,218
Real estate inventories	—	566,290	—	—	566,290
Investment in and advances to unconsolidated joint ventures	—	34,330	—	—	34,330
Investment in subsidiaries	396,466	—	—	(396,466)	—
Other assets	18,643	14,812	—	(3)	33,452
Total assets	$636,334	$649,094	$147	$(589,478)	$696,097

Liabilities and equity
Accounts payable	$240	$39,151	$—	$—	$39,391
Accrued expenses and other liabilities	8,492	21,129	71	(664)	29,028
Intercompany payables	—	192,341	—	(192,341)	—
Due to affiliates	—	7	—	(7)	—
Unsecured revolving credit facility	67,500	—	—	—	67,500
Senior notes, net	320,148	—	—	—	320,148
Total liabilities	396,380	252,628	71	(193,012)	456,067
Stockholders' equity	239,954	396,466	—	(396,466)	239,954
Non-controlling interest in subsidiary	—	—	76	—	76
Total equity	239,954	396,466	$76	(396,466)	240,030
Total liabilities and equity	$636,334	$649,094	$147	$(589,478)	$696,097

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$99,186	$—	$—	$99,186
Fee building	—	19,662	—	—	19,662
	—	118,848	—	—	118,848
Cost of Sales:
Home sales	—	86,569	—	—	86,569
Fee building	—	19,268	—	—	19,268
	—	105,837	—	—	105,837

Gross Margin:
Home sales	—	12,617	—	—	12,617
Fee building	—	394	—	—	394
	—	13,011	—	—	13,011
Selling and marketing expenses	—	(8,679)	—	—	(8,679)
General and administrative expenses	(566)	(6,825)	—	—	(7,391)
Equity in net income of unconsolidated joint ventures	—	184	—	—	184
Equity in net loss of subsidiaries	(1,712)	—	—	1,712	—
Gain on early extinguishment of debt	417	—	—	—	417
Other income (expense), net	(62)	(131)	—	—	(193)
Pretax loss	(1,923)	(2,440)	—	1,712	(2,651)
(Provision) benefit for income taxes	(64)	728	—	—	664
Net loss	(1,987)	(1,712)	—	1,712	(1,987)
Net income (loss) attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net loss attributable to The New Home Company Inc.	$(1,987)	$(1,712)	$—	$1,712	$(1,987)

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$79,437	$—	$—	$79,437
Fee building	—	43,794	—	—	43,794
	—	123,231	—	—	123,231
Cost of Sales:
Home sales	—	69,670	24	—	69,694
Fee building	—	42,699	—	—	42,699
	—	112,369	24	—	112,393

Gross Margin:
Home sales	—	9,767	(24)	—	9,743
Fee building	—	1,095	—	—	1,095
	—	10,862	(24)	—	10,838
Selling and marketing expenses	—	(6,639)	—	—	(6,639)
General and administrative expenses	(1,106)	(4,913)	—	—	(6,019)
Equity in net income of unconsolidated joint ventures	—	335	—	—	335
Equity in net loss of subsidiaries	(118)	—	—	118	—
Other income (expense), net	111	(137)	—	—	(26)
Pretax loss	(1,113)	(492)	(24)	118	(1,511)
Benefit for income taxes	473	387	—	—	860
Net loss	(640)	(105)	(24)	118	(651)
Net loss attributable to non-controlling interest in subsidiary	—	—	11	—	11
Net loss attributable to The New Home Company Inc.	$(640)	$(105)	$(13)	$118	$(640)

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(14,259)	$2,035	$(8)	$—	$(12,232)
Investing activities:
Purchases of property and equipment	—	(5)	—	—	(5)
Contributions and advances to unconsolidated joint ventures	—	(1,335)	—	—	(1,335)
Contributions to subsidiaries from corporate	(46,000)	—	—	46,000	—
Distributions of capital from subsidiaries	39,000	—	—	(39,000)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	2,562	—	—	2,562
Net cash (used in) provided by investing activities	$(7,000)	$1,222	$—	$7,000	$1,222
Financing activities:
Borrowings from credit facility	30,000	—	—	—	30,000
Repayments of credit facility	(13,500)	—	—	—	(13,500)
Repurchase of senior notes	(4,512)	—	—	—	(4,512)
Contributions to subsidiaries from corporate	—	46,000	—	(46,000)	—
Distributions to corporate from subsidiaries	—	(39,000)	—	39,000	—
Repurchases of common stock	(1,042)	—	—	—	(1,042)
Tax withholding paid on behalf of employees for stock awards	(488)	—	—	—	(488)
Net cash provided by financing activities	$10,458	$7,000	$—	$(7,000)	$10,458
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,801)	10,257	(8)	—	(552)
Cash, cash equivalents and restricted cash – beginning of period	28,877	13,518	147	—	42,542
Cash, cash equivalents and restricted cash – end of period	$18,076	$23,775	$139	$—	$41,990

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(14,743)	$(14,693)	$(6)	$—	$(29,442)
Investing activities:
Purchases of property and equipment	(6)	(66)	—	—	(72)
Cash assumed from joint venture at consolidation	—	(4,273)	—	—	(4,273)
Contributions to subsidiaries from corporate	(56,185)	—	—	56,185	—
Distributions of capital from subsidiaries	21,175	—	—	(21,175)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	2,264	—	—	2,264
Interest collected on advances to unconsolidated joint ventures	—	129	—	—	129
Net cash used in investing activities	$(35,016)	$(1,946)	$—	$35,010	$(1,952)
Financing activities:
Contributions to subsidiaries from corporate	—	56,185	—	(56,185)	—
Distributions to corporate from subsidiaries	—	(21,175)	—	21,175	—
Tax withholding paid on behalf of employees for stock awards	(954)	—	—	—	(954)
Net cash (used in) provided by financing activities	$(954)	$35,010	$—	$(35,010)	$(954)
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,713)	18,371	(6)	—	(32,348)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$48,873	$42,567	$182	$—	$91,622

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "plan," "could," "can," "might," "should," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2018 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	Risks related to our business, including among other things:

◦	our geographic concentration primarily in California;

◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions;

◦	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

◦	shortages of or increased prices for labor, land or raw materials used in housing construction;

◦	availability and skill of subcontractors at reasonable rates;

◦	employment-related liabilities with respect to our contractors' employees;

◦	the illiquid nature of real estate investments;

◦	the degree and nature of our competition;

◦	delays in the development of communities;

◦	increases in our cancellation rate;

◦	a large proportion of our fee building revenue being dependent upon one customer;

◦	construction defect product liability, warranty, and personal injury claims, including the cost and availability of insurance;

◦	increased costs, delays in land development or home construction and reduced consumer demand resulting from adverse weather conditions or other events outside our control;

◦	increased cost and reduced consumer demand resulting from power, water and other natural resource shortages or price increases;

◦	because of the seasonal nature of our business, our quarterly operating results fluctuate;

◦	we may be unable to obtain suitable bonding for the development of our housing projects;

◦	inflation could adversely affect our business and financial results;

◦	a major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage;

◦	negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline;

◦	information systems interruption or breach in security;

◦	inefficient or ineffective allocation of capital could adversely affect or operations and/or stockholder value if expected benefits are not realized;

◦	our ability to execute our business strategies is uncertain;

◦	a reduction in our sales absorption levels may force us to incur and absorb additional community-level costs;

◦	future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations;

•	Risks related to laws and regulations, including among other things:

◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;

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

◦	legislation relating to energy and climate change could increase our costs to construct homes;

•	Risks related to financing and indebtedness, including among other things:

◦	difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects;

◦	our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future;

◦	the significant amount and illiquid nature of our joint venture partnerships, in which we have less than a controlling interest;

◦	our current financing arrangements contain and our future financing arrangements will likely contain restrictive covenants related to our operations;

◦	a breach of the covenants under the Indenture or any of the other agreements governing our indebtedness could result in an event of default under the Indenture or other such agreements;

◦	potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us;

◦	interest expense on debt we incur may limit our cash available to fund our growth strategies;

◦	we may be unable to repurchase the Notes upon a change of control as required by the Indenture;

•	Risks related to our organization and structure, including among other things:

◦	our dependence on our key personnel;

◦	the potential costly impact termination of employment agreements with members of our management that may prevent a change in control of the Company;

◦	our charter and bylaws could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock;

◦	the obligations associated with being a public company require significant resources and management attention;

◦	that we are eligible to take advantage of reduced disclosure and governance requirements because of our status as an emerging growth company and smaller reporting company;

•	Risks related to ownership of our common stock, including among other things:

◦	the price of our common stock is subject to volatility and our trading volume is relatively low;

◦
if securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, our stock price and trading volume could decline;

◦	we do not intend to pay dividends on our common stock for the foreseeable future;

◦	certain stockholders have rights to cause our Company to undertake securities offerings;

◦	our senior notes rank senior to our common stock upon bankruptcy or liquidation;

◦	certain large stockholders own a significant percentage of our shares and exert significant influence over us;

◦	there is no assurance that the existence of a stock repurchase plan will enhance shareholder value;

◦	non-U.S. holders of our common stock may be subject to United States income tax on gain realized on the sale of disposition of such shares.

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, net debt, the ratio of net debt-to-capital, general and administrative costs excluding severance charges, general and administrative costs excluding severance charges as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding severance charges, selling, marketing and general and administrative costs excluding severance charges as a percentage of home sales revenue, adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales) and adjusted homebuilding gross margin percentage.  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios." For a reconciliation of general and administrative costs excluding severance charges, general and administrative expenses excluding severance charges as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding severance charges and selling, marketing and general and administrative expenses excluding severance charges as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses." For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales) and adjusted homebuilding gross margin percentage to the comparable GAAP measures please see "-- Results of Operations - Homebuilding Gross Margin."

Selected Financial Information

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Revenues:
Home sales	$99,186	$79,437
Fee building, including management fees from unconsolidated joint ventures of $543 and $980, respectively	19,662	43,794
	118,848	123,231
Cost of Sales:
Home sales	86,569	69,694
Fee building	19,268	42,699
	105,837	112,393
Gross Margin:
Home sales	12,617	9,743
Fee building	394	1,095
	13,011	10,838

Home sales gross margin	12.7%	12.3%
Fee building gross margin	2.0%	2.5%

Selling and marketing expenses	(8,679)	(6,639)
General and administrative expenses	(7,391)	(6,019)
Equity in net income of unconsolidated joint ventures	184	335
Gain on early extinguishment of debt	417	—
Other income (expense), net	(193)	(26)
Pretax loss	(2,651)	(1,511)
Benefit for income taxes	664	860
Net loss	(1,987)	(651)
Net loss attributable to non-controlling interest	—	11
Net loss attributable to The New Home Company Inc.	$(1,987)	$(640)

Interest incurred	$7,761	$6,716
Adjusted EBITDA(1)	$6,906	$3,563
Adjusted EBITDA margin percentage(1)	5.8%	2.9%

	LTM(2) Ended March 31,
	2019	2018
Interest incurred	$29,422	$26,658
Adjusted EBITDA(1)	$43,241	$48,747
Adjusted EBITDA margin percentage (1)	6.5%	6.5%
Ratio of Adjusted EBITDA to total interest incurred (1)	1.5x	1.8x

(1)
Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position, inventory impairments and other non-recurring items. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income (loss), calculated and presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,		LTM(2) Ended March 31,
	2019	2018	2019		2018
	(Dollars in thousands)
Net income (loss)	$(1,987)	$(651)	$(15,566)		$15,654
Add:
Interest amortized to cost of sales and equity in net income of unconsolidated joint ventures	4,883	2,795	21,996		12,301
(Benefit) provision for income taxes	(664)	(860)	(5,879)		14,006
Depreciation and amortization	2,656	1,022	8,265		1,348
Amortization of stock-based compensation	566	842	2,814		3,034
Cash distributions of income from unconsolidated joint ventures	260	715	260		715
Severance charges	1,788	—	1,788		—
Noncash inventory impairments and abandonments	5	35	10,176		2,584
Less:
Gain from early extinguishment of debt	(417)	—	(417)		—
Equity in net (income) loss of unconsolidated joint ventures	(184)	(335)	19,804		(895)
Adjusted EBITDA	$6,906	$3,563	$43,241		$48,747
Total Revenue	$118,848	$123,231	$663,183		$749,374
Adjusted EBITDA margin percentage	5.8%	2.9%	6.5%		6.5%
Interest incurred	$7,761	$6,716	$29,422		$26,658
Ratio of Adjusted LTM(2) EBITDA to total interest incurred			1.5	x	1.8	x

(2) "LTM" indicates amounts for the trailing 12 months.

Overview

During the 2019 first quarter, the Company remained focused on repositioning our portfolio to include more affordably priced product where we believe sales demand is deeper and sales pace is more robust. The Company opened three new communities during the three months ended March 31, 2019 with base pricing below $600,000 and anticipates opening three more during the 2019 second quarter with similar price points. In the 2019 first quarter, we benefited from progress made towards this strategic repositioning with home sales revenue growth of 25%, an 18% increase in home deliveries and home sales gross margin expansion of 40 basis points over the prior year period.
Lower interest rates, moderating home prices and improvement in the equity markets helped spur buyer demand and order activity in the 2019 first quarter, especially in the month of March. While overall demand and 2019 first quarter absorption rates were still lower than the 2018 first quarter, net new orders were up 62% sequentially over the 2018 fourth quarter driven by a 42% increase in absorption pace. Partially offsetting the impact of year-over-year slower sales pace was a 24% increase in average selling communities for the 2019 first quarter compared to the 2018 first quarter. We ended the 2019 first quarter with 204 homes in backlog totaling $212.6 million as compared to 210 homes totaling $228.1 million at the end of the 2018 first quarter.
The Company generated a net loss of $2.0 million, or $(0.10) per diluted share for the 2019 first quarter, compared to a net loss of $0.6 million, or $(0.03) per diluted share, in the prior year period. The higher year-over-year net loss was primarily attributable to $1.8 million in pretax severance charges in the 2019 first quarter related to right-sizing our operations by reducing headcount, including the departure of one of our executive officers, to better align our business with recent demand levels. Excluding the severance charges, adjusted net loss for the Company was $0.8 million*, or $(0.04)* per diluted share. Other factors contributing to the year-over-year increase in net loss included a 40 basis point increase in selling and marketing costs as a percentage of homes sales revenue and a $0.7 million decrease in fee building margin due to lower fee construction activity. Partially offsetting these decreases was a 25% increase in home sales revenue, a 40 basis point increase in home sales gross margin, a 10 basis point improvement in general and administrative costs as a percentage of home sales revenue (190 basis point improvement excluding severance costs*), and a $0.4 million gain on the early extinguishment of debt.
We continue to take steps to lower our cost structure, strengthen our balance sheet, pursue opportunities to reduce our leverage and thoughtfully allocate resources to best position the Company for long-term success. During the 2019 first quarter, the Company repurchased $5.0 million of the Company's Senior Notes for a cash payment of $4.5 million. Stock repurchase activity for the 2019 first quarter totaled approximately 154,000 shares for approximately $1.0 million. The Company ended the quarter with $41.9 million in cash and cash equivalents and $399.6 million in debt, of which $84.0 million was outstanding under its $200 million revolving credit facility. As of March 31, 2019 the Company's debt-to-capital ratio was 62.8% and its net debt-to-capital ratio was 60.1%*.

*Adjusted net loss, adjusted net loss per diluted share, general and administrative costs excluding severance charges as a percentage of home sales revenue, and net debt-to-capital ratio are non-GAAP measures. For a reconciliation to the appropriate GAAP measure, please see the below for adjusted net loss and adjusted net loss per diluted share. For a reconciliation of general and administrative costs excluding severance charges as a percentage of home sales revenue to the appropriate GAAP measure, please see "-- Results of Operations - Selling, General and Administrative Expenses." For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Net loss attributable to The New Home Company Inc.	$(1,987)	$(640)
Severance charges, net of tax	1,157	—
Adjusted net loss attributable to The New Home Company Inc.	$(830)	$(640)

Loss per share attributable to The New Home Company Inc.:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

Adjusted loss per share attributable to The New Home Company Inc.:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic	19,986,394	20,924,753
Diluted	19,986,394	20,924,753

Severance charges	$(1,788)	$—
Less: related tax benefit	631	—
Severance charges, net of tax	$(1,157)	$—

Loss per share attributable to The New Home Company Inc. related to severance charges
Basic	$(0.06)	NA
Diluted	$(0.06)	NA

Results of Operations
Net New Home Orders

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	Amount	%

Net new home orders:
Southern California	58	69	(11)	(16)%
Northern California	45	70	(25)	(36)%
Arizona	9	2	7	350%
Total net new home orders	112	141	(29)	(21)%

Selling communities at end of period:
Southern California	12	10	2	20%
Northern California	8	7	1	14%
Arizona	2	1	1	100%
Total selling communities	22	18	4	22%

Monthly sales absorption rate per community: (1)
Southern California	1.6	2.3	(0.7)	(30)%
Northern California	2.0	3.5	(1.5)	(43)%
Arizona	1.5	2.0	(0.5)	(25)%
Total monthly sales absorption rate per community (1)	1.7	2.8	(1.1)	(39)%

Average selling communities:
Southern California	12	10	2	20%
Northern California	7	7	—	—%
Arizona	2	—	2	NA
Total average selling communities	21	17	4	24%

Cancellation rate	12%	6%	6%	NA

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2019 first quarter decreased 21% as compared to the same period in 2018 primarily as a result of a 39% decline in the monthly sales absorption rate. The decrease in monthly absorption rates was due to weaker buyer demand compared to the prior year, however, the 2019 first quarter sales pace improved 42% sequentially over the 2018 fourth quarter. A 24% increase in average selling communities partially offset the slower sales pace in the 2019 first quarter. We ended the 2019 first quarter with 22 active communities as compared to 18 at the end of the 2018 first quarter.

In the 2019 first quarter, demand was strongest in Northern California with a monthly absorption rate of 2.0 driven by stronger order activity at three communities located within masterplan developments. However, the 43% decrease in Northern California's monthly absorption rate to 2.0 for the 2019 first quarter from 3.5 for the 2018 first quarter was the largest of the divisions due to the extremely strong sales pace experienced in the 2018 first quarter from two Bay Area townhome communities, one of which had recently opened and experienced high sales volume and a second that sold out during the period. Sales pace in Southern California was slower year-over-year due to a run up in home prices and a slowdown in demand from foreign national buyers.

Also impacting the decline in net new orders was the increase in the Company's cancellation rate to 12% for the three months ended March 31, 2019 from 6% in the prior year period. Our cancellation rate has increased moderately with our transition to more affordably-priced product. Of the communities that opened during the last twelve months ended March 31, 2019, five offer base pricing of $600,000 or less.

Backlog

	As of March 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	87	$109,284	$1,256	96	$125,747	$1,310	(9)%	(13)%	(4)%
Northern California	85	72,290	850	112	98,124	876	(24)%	(26)%	(3)%
Arizona	32	30,991	968	2	4,248	2,124	1,500%	630%	(54)%
Total	204	$212,565	$1,042	210	$228,119	$1,086	(3)%	(7)%	(4)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of March 31, 2019 was down 3% as compared to the prior year period primarily due to a 21% decrease in net orders resulting from a slower sales pace due to weaker year-over-year demand, partially offset by the growth in average selling communities, including our new Arizona division. The dollar value of backlog was down 7% year-over-year to $212.6 million primarily from lower net new orders and a 4% lower average selling price of the homes in backlog at the end of the 2019 first quarter.

The year-over-year decrease in backlog units and value was greatest in Northern California where the decrease in net new orders was also the largest of the divisions coupled with fewer homes in backlog with average selling prices over $1.0 million. The backlog mix in Southern California also shifted year-over-year and caused the average selling price to drop 4%. Southern California ending backlog for the 2018 first quarter included several homes from higher-priced communities that have since closed out. Offsetting the decline in backlog value was the increase in orders from our highly successful Belmont community in Gilbert, Arizona that opened in the 2018 second quarter and commenced deliveries in the 2019 first quarter.

Lots Owned and Controlled

	As of March 31,		Increase/(Decrease)
	2019	2018	Amount	%
Lots Owned:
Southern California	626	540	86	16%
Northern California	726	317	409	129%
Arizona	301	299	2	1%
Total	1,653	1,156	497	43%
Lots Controlled:(1)
Southern California	174	433	(259)	(60)%
Northern California	439	992	(553)	(56)%
Arizona	477	343	134	39%
Total	1,090	1,768	(678)	(38)%
Total Lots Owned and Controlled - Wholly Owned	2,743	2,924	(181)	(6)%
Fee Building(2)	1,266	963	303	31%
Total Lots Owned and Controlled	4,009	3,887	122	3%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled decreased 6% year-over-year to 2,743 lots, of which 40% of which were controlled through option contracts. The slight decrease in wholly owned lots owned and controlled was primarily due to an increase in deliveries during the last twelve months ended March 31, 2019 compared to March 31, 2018, partially offset by executed contracts for new developments across all markets in the same period.
The increase in fee building lots at March 31, 2019 as compared to the prior year period was primarily attributable to new contracts entered into during the last twelve months ended March 31, 2019, for 917 lots, including construction management contracts the Company entered into with a new customer during the 2018 second quarter totaling 165 lots across five communities. These fee lot additions were largely offset by the delivery of 614 homes to customers in the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended March 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	61	$64,593	$1,059	44	$44,580	$1,013	39%	45%	5%
Northern California	28	18,739	669	40	34,857	871	(30)%	(46)%	(23)%
Arizona	10	15,854	1,585	—	—	NA	NA	NA	NA
Total	99	$99,186	$1,002	84	$79,437	$946	18%	25%	6%
New home deliveries increased 18% for the 2019 first quarter compared to the prior year period. The increase in deliveries was largely the result of a higher number of homes in backlog at the beginning of the period. Home sales revenue for the three months ended March 31, 2019 increased 25% compared to the same period in 2018, primarily due to the increase in new home deliveries and to a lesser extent, a 6% increase in average sales price per delivery for the period.
The increase in homes sales revenue was led by Southern California with 39% more deliveries due to a higher beginning backlog for the period and a 5% increase in average selling price as compared to the 2018 first quarter. Additionally, the 2019 first quarter benefited from initial deliveries from our wholly owned Arizona communities that delivered 10 homes with an average selling price of $1.6 million and comprised approximately 16% of total home sales revenue. The primary driver of the high average selling price in Arizona was contributions from our luxury condominium Icon community in Scottsdale where our average selling price exceeded $2.2 million. Partially offsetting these increases was a 46% decrease in home sales revenue for Northern California driven by 30% fewer deliveries and a 23% decrease in average selling price compared to the 2018 first quarter. The Northern California decrease in deliveries resulted from a lower number of homes in beginning backlog while the reduction in average selling price was due to a mix shift of deliveries. During the 2018 first quarter, over half of Northern California deliveries were from two communities with average selling prices above $1.0 million that have since closed out.
Homebuilding Gross Margin
Homebuilding gross margin for the 2019 first quarter was 12.7% versus 12.3% in the prior period. The 40 basis point increase was primarily due to a mix shift, which was partially offset by higher interest costs and incentives. Adjusted homebuilding gross margin, which excludes interest in cost of home sales, was 17.6% and 15.7% and for the 2019 and 2018 first quarters, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of interest in cost of sales, the 190 basis point improvement was due to a product mix shift, partially offset by higher incentives, largely in Southern California.

	Three Months Ended March 31,
	2019	%	2018	%
	(Dollars in thousands)
Home sales revenue	$99,186	100.0%	$79,437	100.0%
Cost of home sales	86,569	87.3%	69,694	87.7%
Homebuilding gross margin	12,617	12.7%	9,743	12.3%
Add: Interest in cost of home sales	4,852	4.9%	2,764	3.4%
Adjusted homebuilding gross margin(1)	$17,469	17.6%	$12,507	15.7%

(1)
Adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales) is non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and our cost of debt capital has on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Fee Building

	Three Months Ended March 31,
	2019	%	2018	%
	(Dollars in thousands)
Fee building revenues	$19,662	100.0%	$43,794	100.0%
Cost of fee building	19,268	98.0%	42,699	97.5%
Fee building gross margin	$394	2.0%	$1,095	2.5%
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
In the 2019 first quarter, fee building revenues decreased 55% from the prior year period, driven by a decrease in construction activity at fee building communities in Irvine, California due to lower demand levels in that market. Included in fee building revenues for the three months ended March 31, 2019 and 2018 were (i) $18.4 million and $42.8 million of billings to land owners, respectively, and (ii) $1.3 million and $1.0 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2019 and 2018, one customer comprised 91% and 98%, respectively, of fee building revenue.
The cost of fee building decreased in the 2019 first quarter compared to the same period in 2018 due to decrease in fee building activity mentioned above. The amount of G&A expenses included in the cost of fee building was $1.5 million and $1.6 million for the 2019 and 2018 first quarters, respectively. Fee building gross margin percentage decreased to 2.0% for the three months ended March 31, 2019 from 2.5% in the prior year period due to changes in certain fee building business agreements from a percentage of cost fee to a per-unit fixed fee arrangement and a decrease in management fees from joint ventures, partially offset by the increase in management fees from third-party land owners.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue

	2019	2018	2019	2018
	(Dollars in thousands)
Selling and marketing expenses	$8,679	$6,639	8.8%	8.4%
General and administrative expenses ("G&A")	7,391	6,019	7.4%	7.5%
Total selling, marketing and G&A ("SG&A")	$16,070	$12,658	16.2%	15.9%

G&A	$7,391	$6,019	7.4%	7.5%
Less: Severance charges	(1,788)	—	(1.8)%	—%
G&A, excluding severance charges	$5,603	$6,019	5.6%	7.5%

Selling and marketing expenses	$8,679	$6,639	8.8%	8.4%
G&A, excluding severance charges	5,603	6,019	5.6%	7.5%
SG&A, excluding severance charges	$14,282	$12,658	14.4%	15.9%

During the 2019 first quarter, our SG&A rate as a percentage of home sales revenue was 16.2% vs. 15.9% for the same period in 2018. The 30 basis point increase was primarily due to $1.8 million in pretax severance charges in the 2019 first quarter related to right-sizing our operations by reducing headcount, including the departure of one of our executive officers, and higher amortization of capitalized selling and marketing costs related to a higher community count, and to a lesser extent, an amortization expense benefit in the 2018 first quarter in connection with the adoption of Accounting Standard Codification 606. These items were partially offset by improved leverage from higher home sales revenue and lower compensation-related expenses. Excluding severance charges, the SG&A rate for the 2019 first quarter was 14.4%, a 150 basis point improvement as compared to the 2018 first quarter.
Equity in Net Income of Unconsolidated Joint Ventures
As of March 31, 2019 and 2018, we had ownership interests in 10 unconsolidated joint ventures. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company’s share of joint venture income for the 2019 first quarter was $0.2 million as compared to $0.3 million for the 2018 period. The slight reduction in joint venture income was primarily the result of lower homebuilding gross margins partially offset by slightly higher land sales gross margins.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended March 31,
			Increase/(Decrease)
	2019	2018	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Operational Data
Net new home orders	36	36	—	—%
New homes delivered	37	32	5	16%
Average sales price of homes delivered	$1,030	$976	$54	6%

Home sales revenue	$38,127	$31,240	$6,887	22%
Land sales revenue	4,160	773	3,387	438%
Total revenues	$42,287	$32,013	$10,274	32%
Net income	$513	$804	$(291)	(36)%

Selling communities at end of period	6	7	(1)	(14)%
Backlog (dollar value)	$70,949	$67,244	$3,705	6%
Backlog (homes)	75	84	(9)	(11)%
Average sales price of backlog	$946	$801	$145	18%

Homebuilding lots owned and controlled	174	309	(135)	(44)%
Land development lots owned and controlled	1,995	2,321	(326)	(14)%
Total lots owned and controlled	2,169	2,630	(461)	(18)%

Gain on Early Extinguishment of Debt

During March 2019, the Company repurchased and retired $5.0 million of its 7.25% Senior Notes due 2022. The Notes were purchased at 90.25% of par, for a cash payment of $4.5 million. The Company recognized a $0.4 million gain on the early extinguishment of debt, and the net unamortized discount, premium and debt issuance costs associated with the retired notes totaling approximately $70,000 were written off.

Benefit for Income Taxes

For the three months ended March 31, 2019, the Company recorded an income tax benefit of $0.7 million compared to a benefit of $0.9 million for the three months ended March 31, 2018. The Company's effective tax rate related to the income tax benefit for the three months ended March 31, 2019, was 25.0% as compared to 56.9% in the prior year period. The decrease was attributable to discrete items which resulted in a $0.4 million benefit in the 2018 first quarter primarily related to energy credits and a $0.3 million provision in the 2019 first quarter related to stock compensation and state tax rate changes.

Liquidity and Capital Resources
Overview
Our principal sources of capital for the three months ended March 31, 2019 were cash generated from home sales activities, borrowing from our credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the three months ended March 31, 2019 were land purchases, land development, home construction, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and bonds and payment of operating expenses, interest and routine liabilities.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots to increase our lot supply and community count. As we continue to expand our business, we expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations. For the next 12 months we are focused on reducing our debt levels and leverage and therefore expect to spend less on land purchases than we have over the last few years.
We ended the first quarter of 2019 with $41.9 million of cash and cash equivalents, a $0.4 million decrease from December 31, 2018. Over the next few quarters we expect to generate cash from the sale of our inventory, including unsold and presold homes under construction as well as land sales. After reducing our debt levels and leverage, we intend to redeploy a portion of cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by thoughtfully allocating capital to best position the Company for long-term success.
As of March 31, 2019 and December 31, 2018, we had $4.3 million and $8.5 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $5.4 million and $8.8 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to operate our business. As of March 31, 2019, we had outstanding borrowings of $320.0 million in aggregate principal related to our Senior Notes due 2022 and $84.0 million related to our revolving credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limit the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, seller land banking arrangements, or common and preferred equity.
Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represents a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The Notes will mature on April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law. In March of 2019, the Company repurchased $5 million of the Notes at 90.25% of face value reducing the outstanding aggregate principal amount to $320 million.

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

	March 31, 2019
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.5	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.69	< 2.25 : 1.0
As of March 31, 2019, we were able to satisfy the leverage condition.
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
As of March 31, 2019, we had $84.0 million outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2019, the interest rate under the Credit Facility was 5.49%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	March 31, 2019
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$41,874	$10,000	(1)
EBITDA to Interest Incurred(2)	1.42	> 1.75 : 1.0
Tangible Net Worth	$237,003	$188,362
Leverage Ratio	60.8%	< 65%
Adjusted Leverage Ratio(3)	NA	NA

(1)
So long as the Company is in compliance with the interest coverage test (see Note 2), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)
If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $29.5 million as of March 31, 2019. The Company was in compliance with this requirement with an unrestricted cash balance of $41.9 million at March 31, 2019.

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

As of March 31, 2019, we were in compliance with all financial covenants under our Credit Facility.
Stock Repurchase Program
On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. For the three months ended March 31, 2019, the Company repurchased and retired 153,916 shares totaling $1.0 million. As of March 31, 2019, the Company had repurchased and retired in aggregate 1,157,032 shares totaling $9.6 million and had remaining authorization to purchase $5.4 million of common shares.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$399,591	$387,648
Equity, exclusive of non-controlling interest	237,003	239,954
Total capital	$636,594	$627,602
Ratio of debt-to-capital(1)	62.8%	61.8%

Total debt, net of unamortized discount, premium and debt issuance costs	$399,591	$387,648
Less: Cash, cash equivalents and restricted cash	41,990	42,542
Net debt	357,601	345,106
Equity, exclusive of non-controlling interest	237,003	239,954
Total capital	$594,604	$585,060
Ratio of net debt-to-capital(2)	60.1%	59.0%

(1)
The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net of unamortized discount, premium and debt issuance costs by total capital (the sum of total debt, net of unamortized discount, premium and debt issuance costs plus equity), exclusive of non-controlling interest.

(2)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is total debt, net of unamortized discount, premium and debt issuance costs less cash, cash equivalents and restricted cash to the extent necessary to reduce the debt balance to zero) by total capital, exclusive of non-controlling interest. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information.

Cash Flows — Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $12.2 million for the three months ended March 31, 2019 versus $29.4 million for the three months ended March 31, 2018. The year-over-year change was primarily a result of a net increase in cash inflow related to real estate inventories to $9.7 million for the 2019 period compared to an outflow of $37.5 million for the 2018 period. The change in real estate inventories cash flow was driven by the year-over-year increase in proceeds from home sales in the 2019 first quarter, and a decrease in land acquisition and development spend. Partially offsetting the positive impact from real estate inventories was a net increase in cash outflows of $28.6 million due to the timing of trade account payments.

•
Net cash provided by investing activities was $1.2 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $2.0 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, net distributions from unconsolidated joint ventures were $1.2 million compared to net contributions and advances to unconsolidated joint ventures of $2.0 million for the three months ended March 31, 2018. The increase in net distributions for the 2019 first quarter was primarily due to a $2.4 million year-over-year reduction in joint venture contributions to one land development joint venture in Northern California.

•
Net cash provided by financing activities was $10.5 million for the three months ended March 31, 2019 versus $1.0 million of net cash used in financing activities for the three months ended March 31, 2018. The higher amount in 2019 reflects the net borrowings of $16.5 million from the Company's credit facility, partially offset by cash outflows of $4.5 million and $1.0 million for the repurchase of the Company's Senior Notes due 2022 and common stock, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of March 31, 2019, we had $21.1 million of nonrefundable and $0 of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $117.4 million, net of deposits. These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets.
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
We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2019 and December 31, 2018, $35.2 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $6.3 million and $7.3 million as of March 31, 2019 and December 31, 2018, respectively. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b)

indemnification of the lender from customary "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy. Additionally, in some cases, under our joint venture agreements, our shares of profits and losses may be greater than our contribution percentage.
For more information about our off-balance sheet arrangements, please see Note 11 to our condensed consolidated financial statements.
As of March 31, 2019, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. Of the 10 joint ventures, six have active homebuilding or land development activities ongoing and the balance are effectively inactive with only limited warranty activities. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of March 31, 2019. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of March 31, 2019:

			March 31, 2019
	Year Formed	Location		Total Joint Venture			NWHM Equity (3)	Debt-to-Total Capital-ization	Loan-to- Value Maintenance Agreement	Estimated Future Capital Commitment(4)	Lots Owned and Controlled
Joint Venture (Project Name)			Contribu-tion %(1)	Assets	Debt(2)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$2,112	$—	$342	$103	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	925	—	223	58	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,813	—	1,612	291	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	61,003	16,897	40,019	4,000	30%	Yes	—	134
TNHC Russell Ranch LLC (Russell Ranch)(5)(6)(7)	2013	Folsom, CA	35%	58,301	1,153	45,365	7,406	2%	No	—	631
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	1,047	—	1,004	467	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	19,289	—	18,261	1,825	—%	No	—	4
TNHC-HW Cannery LLC (Cannery Park)(6)	2013	Davis, CA	35%	6,130	—	5,164	1,809	—%	N/A	—	13
Arantine Hills Holdings LP (Bedford)(5)(6)	2014	Corona, CA	5%	211,354	24,825	172,664	8,635	13%	No	1,080	1,351
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	52,766	18,396	31,021	7,768	37%	Yes	—	36
Total Unconsolidated Joint Ventures				$414,740	$61,271	$315,675	$32,362	16%		$1,080	2,169

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

(2)
The carrying value of the debt is presented net of $0.2 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of March 31, 2019 are as follows: $36.4 million matures in 2019 and $25.0 million matures in 2020. The $18.4 million of Mountain Shadows debt is due June 14, 2019; however, pursuant to the agreement, advances made related to the construction of a presold home shall be due and payable 12 months after the initial advance of such loan with the option to extend an additional three months (provided no event of default has occurred).

(3)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $0.7 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(4)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of March 31, 2019. Actual contributions may differ materially.

(5)
Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the condensed consolidated financial statements.

(6)	Land development joint venture.

(7)
Estimated future capital commitment shown in table reflects our contractual contribution obligation under the joint venture agreement at March 31, 2019. Subsequent to March 31, 2019, the joint venture agreement was amended to establish the proportionate funding of certain additional capital as 50/50 for each partner.

As of March 31, 2019, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three months ended March 31, 2019.
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
Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

There has been no material change to the information about our market risk as disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our desired disclosure control objectives. In designing controls and procedures specified in the SEC's rules and forms, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(1)
January 1, 2019 to January 31, 2019	151,913	$6.77	151,913	$5,429
February 1, 2019 to February 28, 2019	—	$—	—	$5,429
March 1, 2019 to March 31, 2019	2,003	$5.21	2,003	$5,419
Total	153,916	$6.75	153,916

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Entry into a Material Definitive Agreement.

On May 1, 2019, TNHC Land Company LLC ("TNHC"), a wholly owned subsidiary of The New Home Company Inc. (the “Company”) entered into the second amendment (the “Second Amendment”) to that certain Limited Liability Company Agreement, dated May 22, 2013, as amended by that certain first amendment, dated August 4, 2017 (together, the “JV Agreement”) of TNHC Russell Ranch LLC (the “Joint Venture”) by and between TNHC and IHP Capital Partners VI, LLC (“IHP”). The JV Agreement relates to the Joint Venture’s acquisition and development of residential and commercial lots in a 431 acre community in Northern California (the “Project”).

Prior to the execution of the Second Amendment, each of IHP and TNHC had contributed its maximum capital commitments pursuant to the JV Agreement, as amended. Pursuant to the Second Amendment, the parties agreed to fund additional required capital in the aggregate amount of approximately $26 million for certain remaining backbone improvements for the Project (the “Phase 1 Backbone Improvements”) as follows: 50% by IHP and 50% by TNHC (“Amendment Additional Capital”). None of the Amendment Additional Capital accrues a preferred return that base capital contributions are generally afforded under the JV Agreement. To the extent of overruns on the Phase 1 Backbone Improvements, TNHC is required to fund such overrun capital (“TNHC Overrun Capital”); provided that such contributions shall receive capital account credit. Pursuant to the Second Amendment, the distribution of cash flow under the JV Agreement was amended to provide that Amendment Additional Capital would be returned prior to TNHC Overrun Capital, which would, in turn, be returned ahead of the base capital preferred return and base capital.

The New Home Company Northern California LLC (a separate affiliate and wholly owned subsidiary of the Company) previously purchased lots from the Joint Venture as described in the first amendment to the JV Agreement (the “PSA”). The Second Amendment also provided relief from the profit participation provisions in the PSA under certain circumstances.

IHP owns approximately 12.1% of our common stock. Douglas Neff, one of our non-employee directors, is President of IHP Capital Partners, which is an affiliate of IHP.

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

10.1*†	The New Home Company Inc. 2016 Incentive Award Plan form of Stock Option Award Agreement

10.2*†	The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement

10.3*†	Separation and Release Agreement, dated February 14, 2019, by and between The New Home Company Inc. and Thomas Redwitz

10.4*†	Consulting Agreement, dated February 14, 2019, by and between The New Home Company Inc. and Thomas Redwitz

10.5*†	The New Home Company Inc. Non-Employee Director Compensation Program, amended and restated on April 30, 2019

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: May 3, 2019