Form 10-Q
period 2019-06-30
New Home Co Inc.
filed 2019-07-30
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
Registrant’s shares of common stock outstanding as of July 26, 2019: 20,096,969

THE NEW HOME COMPANY INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and cash equivalents	$48,224	$42,273
Restricted cash	124	269
Contracts and accounts receivable	16,113	18,265
Due from affiliates	218	1,218
Real estate inventories	541,954	566,290
Investment in and advances to unconsolidated joint ventures	33,637	34,330
Other assets	32,987	33,452
Total assets	$673,257	$696,097

Liabilities and equity
Accounts payable	$26,629	$39,391
Accrued expenses and other liabilities	32,375	29,028
Unsecured revolving credit facility	66,000	67,500
Senior notes, net	309,060	320,148
Total liabilities	434,064	456,067
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,096,969 and 20,058,904, shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	201	201
Additional paid-in capital	192,691	193,132
Retained earnings	46,206	46,621
Total stockholders' equity	239,098	239,954
Non-controlling interest in subsidiary	95	76
Total equity	239,193	240,030
Total liabilities and equity	$673,257	$696,097
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Home sales	$140,464	$117,460	$239,650	$196,897
Fee building, including management fees from unconsolidated joint ventures of $619, $672, $1,162 and $1,652, respectively	22,285	38,095	41,947	81,889
	162,749	155,555	281,597	278,786
Cost of Sales:
Home sales	123,525	102,678	210,094	172,372
Fee building	21,770	37,038	41,038	79,737
	145,295	139,716	251,132	252,109
Gross Margin:
Home sales	16,939	14,782	29,556	24,525
Fee building	515	1,057	909	2,152
	17,454	15,839	30,465	26,677

Selling and marketing expenses	(9,683)	(9,466)	(18,362)	(16,105)
General and administrative expenses	(5,841)	(5,979)	(13,232)	(11,998)
Equity in net income (loss) of unconsolidated joint ventures	185	(120)	369	215
Gain on early extinguishment of debt	552	—	969	—
Other income (expense), net	(102)	(92)	(295)	(118)
Pretax income (loss)	2,565	182	(86)	(1,329)
(Provision) benefit for income taxes	(974)	(67)	(310)	793
Net income (loss)	1,591	115	(396)	(536)
Net (income) loss attributable to non-controlling interest	(19)	—	(19)	11
Net income (loss) attributable to The New Home Company Inc.	$1,572	$115	$(415)	$(525)

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$0.08	$0.01	$(0.02)	$(0.03)
Diluted	$0.08	$0.01	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic	20,070,914	20,958,991	20,028,600	20,942,601
Diluted	20,095,533	21,024,769	20,028,600	20,942,601
See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Stockholders’ Equity Three Months Ended June 30					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2018	21,007,902	$210	$199,361	$60,302	$259,873	$79	$259,952
Adoption of ASU 2018-07 (see Note 1)	—	—	(18)	18	—	—	—
Net income	—	—	—	115	115	—	115
Stock-based compensation expense	—	—	862	—	862	—	862
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(2,366)	—	(23)	—	(23)	—	(23)
Shares issued through stock plans	55,482	1	(1)	—	—	—	—
Repurchase of common stock	(205,240)	(2)	(1,947)	(123)	(2,072)	—	(2,072)
Balance at June 30, 2018	20,855,778	$209	$198,234	$60,312	$258,755	$79	$258,834

Balance at March 31, 2019	20,049,113	$200	$192,169	$44,634	$237,003	$76	$237,079
Net income	—	—	—	1,572	1,572	19	1,591
Stock-based compensation expense	—	—	523	—	523	—	523
Shares issued through stock plans	47,856	1	(1)	—	—	—	—
Balance at June 30, 2019	20,096,969	$201	$192,691	$46,206	$239,098	$95	$239,193

	Stockholders’ Equity Six Months Ended June 30					Non-controlling Interest in Subsidiary	Total Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606 and ASU 2018-07 (see Note 1)	—	—	(18)	(3,347)	(3,365)	—	(3,365)
Net loss	—	—	—	(525)	(525)	(11)	(536)
Stock-based compensation expense	—	—	1,704	—	1,704	—	1,704
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(86,182)	—	(977)	—	(977)	—	(977)
Repurchase of common stock	(205,240)	(2)	(1,947)	(123)	(2,072)	—	(2,072)
Shares issued through stock plans	270,363	2	(2)	—	—	—	—
Balance at June 30, 2018	20,855,778	$209	$198,234	$60,312	$258,755	$79	$258,834

Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net income (loss)	—	—	—	(415)	(415)	19	(396)
Stock-based compensation expense	—	—	1,089	—	1,089	—	1,089
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	277,401	2	(2)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at June 30, 2019	20,096,969	$201	$192,691	$46,206	$239,098	$95	$239,193

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(396)	$(536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	—	(1,481)
Amortization of stock-based compensation	1,089	1,704
Distributions of earnings from unconsolidated joint ventures	279	715
Abandoned project costs	19	43
Equity in net income of unconsolidated joint ventures	(369)	(215)
Deferred profit from unconsolidated joint ventures	—	136
Depreciation and amortization	5,042	2,646
Gain on early extinguishment of debt	(969)	—
Net changes in operating assets and liabilities:
Contracts and accounts receivable	2,152	2,854
Due from affiliates	975	788
Real estate inventories	24,970	(53,108)
Other assets	(2,240)	(6,095)
Accounts payable	(12,762)	5,256
Accrued expenses and other liabilities	1,102	(14,217)
Net cash provided by (used in) operating activities	18,892	(61,510)
Investing activities:
Purchases of property and equipment	(8)	(184)
Contributions and advances to unconsolidated joint ventures	(4,120)	(8,954)
Distributions of capital and repayment of advances from unconsolidated joint ventures	4,928	5,874
Interest collected on advances to unconsolidated joint ventures	—	178
Net cash provided by (used in) investing activities	800	(3,086)
Financing activities:
Borrowings from credit facility	40,000	35,000
Repayments of credit facility	(41,500)	—
Repurchases of senior notes	(10,856)	—
Repurchases of common stock	(1,042)	(2,072)
Tax withholding paid on behalf of employees for stock awards	(488)	(977)
Net cash (used in) provided by financing activities	(13,886)	31,951
Net increase (decrease) in cash, cash equivalents and restricted cash	5,806	(32,645)
Cash, cash equivalents and restricted cash – beginning of period	42,542	123,970
Cash, cash equivalents and restricted cash – end of period	$48,348	$91,325

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

Restricted Cash

Restricted cash of $0.1 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$48,224	$90,758
Restricted cash	124	567
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$48,348	$91,325

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

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates,

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three and six months ended June 30, 2019 and 2018, no real estate impairments were recorded.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and six months ended June 30, 2019 and 2018, one customer comprised 95%, 93%, 95% and 96%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of June 30, 2019 and December 31, 2018, one customer comprised 39% and 48% of contracts and accounts receivable, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created. At June 30, 2019, the Company had outstanding nonrefundable cash deposits of $15.3 million pertaining to land option contracts and purchase contracts.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019 and December 31, 2018, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of June 30, 2019 and December 31, 2018, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of June 30, 2019, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and six months ended June 30, 2019 and 2018, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, no allowance was recorded related to contracts and accounts receivable.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and available tax planning alternatives, to the extent these items are applicable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At June 30, 2019 and December 31, 2018, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At June 30, 2019, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of June 30, 2019, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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
During the six months ended June 30, 2019 and 2018, the Company repurchased and retired 153,916 and 205,240 shares of its common stock at an aggregate purchase price of $1.0 million and $2.1 million, respectively. The shares were returned to the status of authorized but unissued.

Dividends
No dividends were paid on our common stock during the three and six months ended June 30, 2019 and 2018. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

The Company currently qualifies as an "emerging growth company" pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 102 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. As previously disclosed, the Company has chosen, irrevocably, to "opt out" of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in April 2019 and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), in May 2019 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and requires full retrospective application upon adoption. The Company is currently evaluating the impact of ASU 2016-13 and does not anticipate a material impact to its consolidated financial statements as a result of adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 and does not anticipate a material impact to the consolidated financial statements as a result of adoption.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Computation of Income (Loss) Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$1,572	$115	$(415)	$(525)

Denominator:
Basic weighted-average shares outstanding	20,070,914	20,958,991	20,028,600	20,942,601
Effect of dilutive shares:
Stock options and unvested restricted stock units	24,619	65,778	—	—
Diluted weighted-average shares outstanding	20,095,533	21,024,769	20,028,600	20,942,601

Basic income (loss) per share attributable to The New Home Company Inc.	$0.08	$0.01	$(0.02)	$(0.03)
Diluted income (loss) per share attributable to The New Home Company Inc.	$0.08	$0.01	$(0.02)	$(0.03)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,349,106	952,882	1,292,726	1,333,106

3. Contracts and Accounts Receivable
Contracts and accounts receivable consist of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$41,038	$159,136
Estimated earnings	909	4,401
	41,947	163,537
Less: amounts collected during the period	(35,642)	(154,743)
Contracts receivable	$6,305	$8,794

Contracts receivable:
Billed	$—	$—
Unbilled	6,305	8,794
	6,305	8,794
Accounts receivable:
Escrow receivables	9,530	8,787
Other receivables	278	684
Contracts and accounts receivable	$16,113	$18,265

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of June 30, 2019 and

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 are expected to be billed and collected within 30 days. Accounts payable at June 30, 2019 and December 31, 2018 includes $5.6 million and $8.5 million, respectively, related to costs incurred under the Company’s fee building contracts.

4. Real Estate Inventories
Real estate inventories are summarized as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Deposits and pre-acquisition costs	$17,485	$20,726
Land held and land under development	122,392	115,987
Homes completed or under construction	352,535	380,956
Model homes	49,542	48,621
	$541,954	$566,290

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.7 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.
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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Capitalized Interest
Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. For the three and six months ended June 30, 2019 and 2018 interest incurred, capitalized and expensed was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest incurred	$7,606	$6,612	$15,367	$13,328
Interest capitalized to inventory	(7,606)	(6,149)	(15,367)	(12,344)
Interest capitalized to investment in unconsolidated joint ventures	—	(463)	—	(984)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$28,600	$19,884	$25,681	$16,453
Interest capitalized as a cost of inventory	7,606	6,149	15,367	12,344
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	3	5	13	5
Previously capitalized interest included in cost of home sales	(6,301)	(3,750)	(11,153)	(6,514)
Capitalized interest in ending inventory	$29,908	$22,288	29,908	22,288

Capitalized interest in beginning investment in unconsolidated joint ventures	$672	$1,962	$713	$1,472
Interest capitalized to investment in unconsolidated joint ventures	—	463	—	984
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	(3)	(5)	(13)	(5)
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(48)	(18)	(79)	(49)
Capitalized interest in ending investment in unconsolidated joint ventures	621	2,402	621	2,402
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$30,529	$24,690	$30,529	$24,690

Capitalized interest as a percentage of inventory	5.5%	4.7%	5.5%	4.7%
Interest included in cost of home sales as a percentage of home sales revenue	4.4%	3.2%	4.7%	3.3%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	1.8%	4.1%	1.8%	4.1%

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in and Advances to Unconsolidated Joint Ventures

As of June 30, 2019 and December 31, 2018, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$35,145	$45,945
Restricted cash	14,740	19,205
Real estate inventories	338,176	374,607
Other assets	5,950	4,231
Total assets	$394,011	$443,988

Accounts payable and accrued liabilities	$36,191	$43,158
Notes payable	40,564	71,299
Total liabilities	76,755	114,457
The New Home Company's equity	33,016	33,617
Other partners' equity	284,240	295,914
Total equity	317,256	329,531
Total liabilities and equity	$394,011	$443,988
Debt-to-capitalization ratio	11.3%	17.8%
Debt-to-equity ratio	12.8%	21.6%

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Revenues	$59,078	$33,879	$101,365	$65,892
Cost of sales and expenses	57,288	34,165	99,062	65,374
Net income (loss) of unconsolidated joint ventures	$1,790	$(286)	$2,303	$518
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$185	$(120)	$369	$215

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% of more of the Company's consolidated net income (loss). For the six months ended June 30, 2019, income allocations from two of the Company's unconsolidated joint ventures accounted for under the equity method each exceeded 20% of the Company's consolidated net income (loss). The table below presents select combined financial information for these joint ventures:

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Revenues	$44,358	$23,798	$76,395	$53,439
Cost of home sales	40,548	21,910	69,624	47,544
Gross margin	$3,810	$1,888	$6,771	$5,895
Expenses	1,983	1,779	3,840	4,193
Net income	$1,827	$109	$2,931	$1,702
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$261	$11	$488	$452

For the three and six months ended June 30, 2019 and 2018, the Company earned $0.6 million, $1.2 million, $0.7 million and $1.7 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

7. Other Assets
Other assets consist of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)

Property, equipment and capitalized selling and marketing costs, net (1)	$9,094	$11,738
Deferred tax asset, net	13,937	13,937
Prepaid income taxes	443	514
Prepaid expenses	5,715	6,348
Warranty insurance receivable (2)	1,257	915
Right-of-use lease asset (3)	2,541	—
	$32,987	$33,452

(1)
The Company depreciated $2.3 million, $4.9 million, $1.5 million and $2.4 million of capitalized selling and marketing costs to selling and marketing expenses during the three and six months ended June 30, 2019 and 2018, respectively. The Company depreciated $0.1 million, $0.2 million, $0.1 million and $0.2 million of property and equipment to general and administrative expenses during the three and six months ended June 30, 2019 and 2018, respectively.

(2)
The Company adjusted its warranty insurance receivable by $0.6 million during the 2019 second quarter to true-up the receivable to align with actual reimbursement experience rates which resulted in pretax income of the same amount. The impact to net income was $0.4 million or $0.02 per diluted share.

(3)	In conjunction with the adoption of ASC 842, the Company established a right-of-use asset of $3.1 million on January 1, 2019. For more information, please refer to Note 1 and Note 11.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Warranty accrual(1)	$7,049	$6,898
Accrued compensation and benefits	3,157	5,749
Accrued interest	6,236	6,497
Completion reserve	3,351	4,192
Lease liability(2)	2,902	—
Customer deposits	7,188	2,192
Other accrued expenses	2,492	3,500
	$32,375	$29,028

(1)	Included in the amount at June 30, 2019 and December 31, 2018 is approximately $1.3 million and $0.9 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.

(2)	In conjunction with the adoption of ASC 842, the Company established a $3.5 million lease liability on January 1, 2019. For more information, please refer to Note 1 and Note 11.

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,767	$6,775	$6,681	$6,634
Warranty provision for homebuilding projects	627	470	1,054	986
Warranty payments for homebuilding projects	(581)	(469)	(922)	(844)
Adjustment to warranty accrual(1)	94	—	94	—
Ending warranty accrual for homebuilding projects	6,907	6,776	6,907	6,776

Beginning warranty accrual for fee building projects	178	223	217	225
Warranty provision for fee building projects	—	—	9	—
Warranty efforts for fee building projects	(18)	(1)	(66)	(3)
Adjustment to warranty accrual for fee building projects(1)	(18)	—	(18)	—
Ending warranty accrual for fee building projects	142	222	142	222
Total ending warranty accrual	$7,049	$6,998	$7,049	$6,998

(1)
During the 2019 second quarter, we recorded an adjustment of $0.1 million to our warranty accrual for homebuilding projects due to higher expected warranty expenditures which is included in "Adjustment to warranty accrual" above and resulted in an increase of the same amount to cost of home sales in the accompanying condensed consolidated statement of operations. Also during the 2019 second quarter, the Company recorded an adjustment of $18,000 due to lower experience rate of expected warranty expenditures for fee building projects which is included in "Adjustment to warranty accrual for fee building projects" above and resulted in a reduction of the same amount to cost of fee building sales in the accompanying condensed consolidated statement of operations.

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

9. Senior Notes and Unsecured Revolving Credit Facility
Indebtedness consisted of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$309,060	$320,148
Unsecured revolving credit facility	66,000	67,500
Total Indebtedness	$375,060	$387,648

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

The carrying amount of our Senior Notes listed above at June 30, 2019 is net of the unamortized discount of $1.4 million, unamortized premium of $1.1 million, and unamortized debt issuance costs of $3.7 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. The carrying amount for the Senior Notes listed above at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. Debt issuance costs for the unsecured revolving credit facility are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17 for information about the guarantees and supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

During the 2019 second quarter, the Company repurchased and retired approximately $7.0 million in face value of the Notes. The Notes were purchased at 90.82% of face value, for a cash payment of $6.3 million. The Company recognized a $0.6 million gain on the early extinguishment of debt, and the unamortized discount, premium and debt issuance costs associated with the retired notes totaling approximately $90,000 were written off. Total repurchases of the Notes for the six months ended June 30, 2019 equaled $12.0 million in face value at 90.58% of the face value, for a cash payment of $10.9 million. The Company recognized a total gain on early extinguishment of debt of $1.0 million and wrote off approximately $160,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired during the six months ended June 30, 2019.

The Company's unsecured revolving credit facility ("Credit Facility") is with a bank group and matures on September 1, 2020. Total commitments under the Credit Facility are $200 million with an accordion feature that allows the facility size thereunder to be increased up to an aggregate of $300 million, subject to certain financial conditions, including the availability of bank commitments. As of June 30, 2019, we had $66.0 million of outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2019, the interest rate under the Credit Facility was 5.40%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of June 30, 2019, the Company was in compliance with all financial covenants.
The Credit Facility also provides a $25 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of June 30, 2019 and December 31, 2018, the Company had $2.3 million in outstanding letters of credit issued under the Credit Facility.

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's Notes and Credit Facility. The Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources. The Company's Credit Facility is classified as Level 3 within the fair value hierarchy. The Company had an outstanding balance of $66.0 million under its Credit Facility at June 30, 2019, and the estimated fair value of the outstanding balance approximated the carrying value due to the short-term nature of LIBOR contracts.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$309,060	$294,234	$320,148	$292,500
Unsecured revolving credit facility	$66,000	$66,000	$67,500	$67,500

(1) The carrying value for the Senior Notes, as presented at June 30, 2019, is net of the unamortized discount of $1.4 million, unamortized premium of $1.1 million, and unamortized debt issuance costs of $3.7 million. The carrying value for the Senior Notes, as presented at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.
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
The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2019 and December 31, 2018, $24.4 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $4.9 million and $7.3 million, respectively, as of June 30, 2019 and December 31, 2018. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2019 and December 31, 2018, the Company had outstanding surety bonds totaling $52.8 million and $50.5 million, respectively. The estimated remaining costs to complete of such improvements as of June 30, 2019 and December 31, 2018 were $25.1 million and $20.3 million, respectively. The beneficiaries of the bonds are various municipalities and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.
The Company accounts for contracts deemed to contain a lease under ASC 842. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use assets and lease liabilities are recorded on the condensed consolidated balance sheets. The depreciable lives of right-of-use assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease payments do not contain variable payments, any residual value guarantees, or material restrictive covenants. Right-of-use lease assets are included in other assets and lease liabilities are recorded in accrued expenses and other liabilities within our condensed consolidated balance sheets and total $2.5 million and $2.9 million, respectively, at June 30, 2019.
For the three and six months ended June 30, 2019, lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$265	$620
Lease costs included in real estate inventories	207	369
Lease costs included in selling and marketing expenses	17	34
Net lease cost (1)	$489	$1,023

Other Information:
Lease cash flows (included in operating cash flows)(1)	$563	$1,053
(1) Does not include the cost of short-term leases with terms of less than one year which totaled approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $49,000 and $98,000 for the three and six months ended June 30, 2019, respectively.

Future minimum lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2019	$971
2020	1,615
2021	444
2022	10
2023	2
Thereafter	—
Total lease payments(1)	$3,042
Less: Interest(2)	140
Present value of lease liabilities(3)	$2,902

(1)    Lease payments include options to extend lease terms that are reasonably certain of being exercised.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)
Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2019.

(3) The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 1.9 years and 5.2%, respectively at June 30, 2019.

12. Related Party Transactions
During the three and six months ended June 30, 2019 and 2018, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.5 million, $3.2 million, $1.5 million and $3.6 million, respectively. As of June 30, 2019 and December 31, 2018, $0.2 million and $0.4 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and six months ended June 30, 2019 and 2018, the Company earned $0.6 million, $1.2 million, $0.7 million and $1.7 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, $0 and $0.2 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.
One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is an owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and TNHC Russell Ranch LLC ("Russell Ranch"). The Company's investment in these two joint ventures was $9.8 million at June 30, 2019 and $6.5 million at December 31, 2018. A former member of the Company's board of directors who served during 2018 is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of June 30, 2019 and December 31, 2018, the Company's investment in these three unconsolidated joint ventures totaled $10.9 million and $12.0 million, respectively.

During the 2019 second quarter, the Company entered into a second amendment to the limited liability company agreement of Russell Ranch between the Company and IHP. Prior to the execution of the second amendment, each of IHP and the Company had contributed its maximum capital commitments pursuant to the joint venture agreement. Pursuant to the second amendment, the parties agreed to fund additional required capital in the aggregate amount of approximately $26 million for certain remaining backbone improvements for the Project (the “Phase 1 Backbone Improvements”) as follows: 50% by IHP and 50% by the Company (“Amendment Additional Capital”). The Amendment Additional Capital will be returned to IHP and the Company ahead of any other contributed capital; provided that none of the Amendment Additional Capital accrues a preferred return that base capital contributions are generally afforded under the joint venture agreement. To the extent of overruns on the Phase 1 Backbone Improvements, the Company is required to fund such overrun capital (“TNHC Overrun Capital”); provided that such contributions shall receive capital account credit. Pursuant to the second amendment, the distribution of cash flow under the agreement was amended to provide that Amendment Additional Capital would be returned prior to TNHC Overrun Capital, which would, in turn, be returned ahead of the base capital preferred return and base capital.
The Company previously purchased lots from the Russell Ranch joint venture as described below (the "Phase 1 Purchase"). The parties also amended the purchase and sale contract for the Phase 1 Purchase to provide relief from the profit participation provisions of this transaction under certain circumstances.
TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and six months ended June 30, 2019 and 2018, the Company incurred $22,000, $55,000, $0.1 million and $0.2 million, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0, $0, $0 and $0.4 million, respectively, for these services. Of these costs, $22,000 and $7,000 was due to TL Fab LP from the Company at June 30, 2019 and December 31, 2018, respectively, and $0 and $8,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at June 30, 2019 and December 31, 2018, respectively.
In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At June 30, 2019 and December 31, 2018, $0.2 million and

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$0.2 million, respectively, of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery"), Bedford and Russell Ranch unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.
The Company’s land purchase agreement with the Cannery provides for reimbursement of certain fee credits. The Company was reimbursed $0.1 million in fee credits from the Cannery during the six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, $66,000 and $37,000, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.
On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term for one year and reduce his scope of services and compensation to $1,000 per month. At June 30, 2019, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement is a fee building contract pursuant to which the Company acts in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. For its services, the Company will receive a contractor's fee and the Davis Family Trust will reimburse the Company's field overhead costs. During the three and six months ended June 30, 2019 and 2018, the Company billed the Davis Family Trust $10,000, $0.5 million, $0.6 million and $0.7 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $0, $15,000, $17,000 and $17,100 of the total billings for the three and six months ended June 30, 2019 and 2018, respectively. The Company recorded $13,000, $0.5 million, $0.6 million and $0.6 million for the three and six months ended June 30, 2019 and 2018, respectively, for the costs of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At June 30, 2019 and December 31, 2018, the Company was due $0 and $0.6 million, respectively, from the Davis Family Trust for construction draws, which are included in due from affiliates in the accompanying condensed consolidated balance sheets.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provides that effective upon Mr. Stelmar's termination of employment, he shall become a non-employee director and shall receive the compensation and be subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar is compensated $6,000 per month. The current term is through August 17, 2019 and may be extended upon mutual consent of the parties. Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during the 2019 first quarter. At June 30, 2019 and December 31, 2018, no fees were due to Mr. Stelmar for his consulting services.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz is compensated $10,000 per month. The agreement terminates March 1, 2020 and may be extended upon mutual consent of the parties. At June 30, 2019, no fees were due to Mr. Redwitz for his consulting services.
During 2018, the Company had advances outstanding to an unconsolidated joint venture, Encore McKinley Village LLC. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the three and six months ended June 30, 2018, the Company earned $49,000 and $0.1 million, respectively, in interest income on the unsecured promissory note which is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.
The Company entered into two transactions in each of 2018 and 2017 to purchase land from affiliates of IHP, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors.
The first 2017 agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of June 30, 2019, the Company has taken down approximately two-thirds of the lots, paid $0.4 million in master marketing fees, and has a $0.3 million nonrefundable deposit outstanding on the remaining lots. The second 2017 transaction

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

allowed the Company to purchase finished lots in Northern California which includes customary profit participation and was structured as an optioned takedown. The total purchase price, including the cost for the finished lot development and the option, was expected to be approximately $56.7 million, dependent on the timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period. During the 2019 second quarter, an unrelated third party entered into agreements to purchase from the IHP affiliate some of the lots under the Company's option. The Company has in turn entered into an arrangement pursuant to which it shall purchase such lots on a rolling take down basis from such unrelated third party. The unrelated third party has agreed to purchase 67% of the lots originally under contract with the IHP affiliate and has already closed on 55% of the lots originally under contract with the IHP affiliate. Following the purchase of the lots by the unrelated third party, the purchase price of remaining lots from the IHP affiliate is expected to be approximately $8.4 million. As of June 30, 2019, the Company (i) had a $2.3 million nonrefundable deposit up with the IHP affiliate, (ii) paid $0.1 million for fees and costs, (iii) paid $3.0 million in option payments, and (iv) paid $9.2 million for the purchase of lots directly from the IHP affiliate.
The first 2018 agreement allows the Company to purchase finished lots in Northern California for a gross purchase price of $8.0 million with additional profit participation, marketing fees and certain reimbursements due to the seller as outlined in the agreement. As of June 30, 2019, the Company has taken down all of the lots, paid $0.3 million in master marketing fees and reimbursed the seller $0.2 million in costs related to this contract. The second 2018 agreement allows the Company to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. The Company has an outstanding, nonrefundable deposit of $0.3 million related to this contract and had not taken down any lots as of June 30, 2019.
In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one former member of the Company's board of directors for the option to purchase lots in phased takedowns. As of June 30, 2019, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation due to seller as outlined in the contract. Subsequent to June 30, 2019, the Company entered into an amendment to this agreement to reduce the gross purchase price of the land to $9.3 million. The Company has taken down approximately two-thirds of the contracted lots and $0.7 million of the nonrefundable deposit remains outstanding. During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation due to the seller pursuant to the agreement. At June 30, 2019, the Company had taken down approximately 42% of the optioned lots and $0.8 million of the deposit remained outstanding.

FMR LLC beneficially owned over 10% of the Company's common stock during 2018, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the three and six months ended June 30, 2018, the Company paid Fidelity approximately $5,000 and $9,000, respectively, for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $2,000 and $4,000 for the three and six months ended June 30, 2018, respectively, for record keeping and investment management services. As of June 30, 2019, FMR LLC owns less than 10% of the Company's common stock.

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
The number of shares of our common stock authorized to be issued under the 2014 Incentive Plan is 1,644,875 shares. To the extent that shares of the Company's common stock subject to an outstanding award granted under the 2014 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of common stock generally shall again be available under the 2014 Incentive Plan.

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
The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock option, restricted stock unit, and performance share unit awards under the 2016 Incentive Plan. As of June 30, 2019, 61,443 shares remain available for grant under the 2014 Incentive Plan and 1,053,811 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.
A summary of the Company’s common stock option activity as of and for the six months ended June 30, 2019 and 2018 is presented below:

	Six Months Ended June 30,
	2019		2018
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	821,470	$11.00	826,498	$11.00
Granted	249,283	$5.76	—	$—
Exercised	—	$—	—	$—
Forfeited	(2,736)	$11.00	(5,028)	$11.00
Outstanding, end of period	1,068,017	$9.78	821,470	$11.00
Exercisable, end of period	818,734	$11.00	821,470	$11.00

A summary of the Company’s restricted stock unit activity as of and for the six months ended June 30, 2019 and 2018 is presented below:

	Six Months Ended June 30,
	2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	469,227	$10.75	562,082	$10.72
Granted	230,774	$5.28	179,268	$11.24
Vested	(277,401)	$10.50	(270,363)	$11.02
Forfeited	(48,178)	$10.91	—	$—
Outstanding, end of period	374,422	$7.54	470,987	$10.74

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance share unit activity as of and for the six months ended June 30, 2019 and 2018 is presented below:

	Six Months Ended June 30,
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

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Expense related to:
Stock options	$50	$—	$72	$—
Restricted stock units and performance share units	473	862	1,017	1,704
	$523	$862	$1,089	$1,704

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	6.0	0
Expected volatility	39.9%	—
Risk-free interest rate	2.5%	—
Expected dividends	—	—
Weighted-average grant date fair value	$2.43	$0

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that will vest ranges from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluate the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly and estimate the number of underlying units that are probable of being issued. Compensation expense for restricted stock unit and performance share unit awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards. At June 30, 2019, the probability of achieving the performance targets associated with the outstanding performance share unit awards was estimated to be 0%. Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2019, the amount of unearned stock-based compensation currently estimated to be expensed through 2022 is $2.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14. Income Taxes
For the three and six months ended June 30, 2019, the Company recorded an income tax provision of $1.0 million and $0.3 million, respectively. Comparatively, the Company recorded an income tax provision of $0.1 million and an income tax benefit of $0.8 million for the three and six months ended June 30, 2018, respectively. The Company's effective tax rate for all periods differs from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The Company recorded a $0.3 million discrete provision in the first six months of 2019 related to stock compensation and state tax rate changes while a $0.4 million discrete benefit was taken in the comparable 2018 period primarily related to energy credits.

15. Segment Information

The Company’s operations are organized into three reportable segments: two homebuilding segments (Arizona and California) and fee building. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land position, and underlying demand and supply in accordance with ASC 280. Our California homebuilding reportable segment aggregates the Northern California and Southern California homebuilding operating segments.

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding revenues:
California	$132,830	$117,460	$216,162	$196,897
Arizona	7,634	—	23,488	—
Total homebuilding revenues	140,464	117,460	239,650	196,897
Fee building revenues, including management fees	22,285	38,095	41,947	81,889
Total revenues	$162,749	$155,555	$281,597	$278,786

Homebuilding pretax income (loss):
California	$2,846	$83	$279	$(1,818)
Arizona	(796)	(958)	(1,274)	(1,663)
Total homebuilding pretax income (loss)	2,050	(875)	(995)	(3,481)
Fee building pretax income, including management fees	515	1,057	909	2,152
Total pretax income (loss)	$2,565	$182	$(86)	$(1,329)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding assets:
California	$548,223	$551,807
Arizona	95,370	86,205
Total homebuilding assets	643,593	638,012
Fee building assets	7,064	10,879
Corporate unallocated assets	22,600	47,206
Total assets	$673,257	$696,097

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$240	$7,000

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

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$4,005	$44,040	$179	$—	$48,224
Restricted cash	—	124	—	—	124
Contracts and accounts receivable	8	16,518	—	(413)	16,113
Intercompany receivables	228,506	—	—	(228,506)	—
Due from affiliates	—	218	—	—	218
Real estate inventories	—	541,954	—	—	541,954
Investment in and advances to unconsolidated joint ventures	—	33,637	—	—	33,637
Investment in subsidiaries	370,716	—	—	(370,716)	—
Other assets	18,975	14,003	12	(3)	32,987
Total assets	$622,210	$650,494	$191	$(599,638)	$673,257

Liabilities and equity
Accounts payable	$329	$26,300	$—	$—	$26,629
Accrued expenses and other liabilities	7,723	25,001	59	(408)	32,375
Intercompany payables	—	228,506	—	(228,506)	—
Due to affiliates	—	8	—	(8)	—
Unsecured revolving credit facility	66,000	—	—	—	66,000
Senior notes, net	309,060	—	—	—	309,060
Total liabilities	383,112	279,815	59	(228,922)	434,064
Stockholders' equity	239,098	370,679	37	(370,716)	239,098
Non-controlling interest in subsidiary	—	—	95	—	95
Total equity	239,098	370,679	132	(370,716)	239,193
Total liabilities and equity	$622,210	$650,494	$191	$(599,638)	$673,257

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$28,877	$13,249	$147	$—	$42,273
Restricted cash	—	269	—	—	269
Contracts and accounts receivable	7	18,926	—	(668)	18,265
Intercompany receivables	192,341	—	—	(192,341)	—
Due from affiliates	—	1,218	—	—	1,218
Real estate inventories	—	566,290	—	—	566,290
Investment in and advances to unconsolidated joint ventures	—	34,330	—	—	34,330
Investment in subsidiaries	396,466	—	—	(396,466)	—
Other assets	18,643	14,812	—	(3)	33,452
Total assets	$636,334	$649,094	$147	$(589,478)	$696,097

Liabilities and equity
Accounts payable	$240	$39,151	$—	$—	$39,391
Accrued expenses and other liabilities	8,492	21,129	71	(664)	29,028
Intercompany payables	—	192,341	—	(192,341)	—
Due to affiliates	—	7	—	(7)	—
Unsecured revolving credit facility	67,500	—	—	—	67,500
Senior notes, net	320,148	—	—	—	320,148
Total liabilities	396,380	252,628	71	(193,012)	456,067
Stockholders' equity	239,954	396,466	—	(396,466)	239,954
Non-controlling interest in subsidiary	—	—	76	—	76
Total equity	239,954	396,466	$76	(396,466)	240,030
Total liabilities and equity	$636,334	$649,094	$147	$(589,478)	$696,097

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$140,464	$—	$—	$140,464
Fee building	—	22,285	—	—	22,285
	—	162,749	—	—	162,749
Cost of Sales:
Home sales	—	123,582	(57)	—	123,525
Fee building	—	21,770	—	—	21,770
	—	145,352	(57)	—	145,295

Gross Margin:
Home sales	—	16,882	57	—	16,939
Fee building	—	515	—	—	515
	—	17,397	57	—	17,454
Selling and marketing expenses	—	(9,683)	—	—	(9,683)
General and administrative expenses	617	(6,458)	—	—	(5,841)
Equity in net income of unconsolidated joint ventures	—	185	—	—	185
Equity in net income of subsidiaries	1,087	—	—	(1,087)	—
Gain on early extinguishment of debt	552	—	—	—	552
Other income (expense), net	(106)	4	—	—	(102)
Pretax income	2,150	1,445	57	(1,087)	2,565
Provision for income taxes	(578)	(396)	—	—	(974)
Net income	1,572	1,049	57	(1,087)	1,591
Net income attributable to non-controlling interest in subsidiary	—	—	(19)	—	(19)
Net income attributable to The New Home Company Inc.	$1,572	$1,049	$38	$(1,087)	$1,572

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$117,460	$—	$—	$117,460
Fee building	—	38,095	—	—	38,095
	—	155,555	—	—	155,555
Cost of Sales:
Home sales	—	102,680	(2)	—	102,678
Fee building	—	37,038	—	—	37,038
	—	139,718	(2)	—	139,716

Gross Margin:
Home sales	—	14,780	2	—	14,782
Fee building	—	1,057	—	—	1,057
	—	15,837	2	—	15,839
Selling and marketing expenses	—	(9,466)	—	—	(9,466)
General and administrative expenses	305	(6,281)	(3)	—	(5,979)
Equity in net loss of unconsolidated joint ventures	—	(120)	—	—	(120)
Equity in net loss of subsidiaries	(58)	—	—	58	—
Other income (expense), net	(35)	(57)	—	—	(92)
Pretax income (loss)	212	(87)	(1)	58	182
(Provision) benefit for income taxes	(97)	30	—	—	(67)
Net income (loss)	115	(57)	(1)	58	115
Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net income (loss) attributable to The New Home Company Inc.	$115	$(57)	$(1)	$58	$115

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$239,650	$—	$—	$239,650
Fee building	—	41,947	—	—	41,947
	—	281,597	—	—	281,597
Cost of Sales:
Home sales	—	210,151	(57)	—	210,094
Fee building	—	41,038	—	—	41,038
	—	251,189	(57)	—	251,132

Gross Margin:
Home sales	—	29,499	57	—	29,556
Fee building	—	909	—	—	909
	—	30,408	57	—	30,465
Selling and marketing expenses	—	(18,362)	—	—	(18,362)
General and administrative expenses	51	(13,283)	—	—	(13,232)
Equity in net income of unconsolidated joint ventures	—	369	—	—	369
Equity in net loss of subsidiaries	(625)	—	—	625	—
Gain on early extinguishment of debt	969	—	—	—	969
Other income (expense), net	(168)	(127)	—	—	(295)
Pretax income (loss)	227	(995)	57	625	(86)
(Provision) benefit for income taxes	(642)	332	—	—	(310)
Net income (loss)	(415)	(663)	57	625	(396)
Net income attributable to non-controlling interest in subsidiary	—	—	(19)	—	(19)
Net income (loss) attributable to The New Home Company Inc.	$(415)	$(663)	$38	$625	$(415)

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$196,897	$—	$—	$196,897
Fee building	—	81,889	—	—	81,889
	—	278,786	—	—	278,786
Cost of Sales:
Home sales	—	172,350	22	—	172,372
Fee building	—	79,737	—	—	79,737
	—	252,087	22	—	252,109

Gross Margin:
Home sales	—	24,547	(22)	—	24,525
Fee building	—	2,152	—	—	2,152
	—	26,699	(22)	—	26,677
Selling and marketing expenses	—	(16,105)	—	—	(16,105)
General and administrative expenses	(801)	(11,194)	(3)	—	(11,998)
Equity in net income of unconsolidated joint ventures	—	215	—	—	215
Equity in net loss of subsidiaries	(176)	—	—	176	—
Other income (expense), net	76	(194)	—	—	(118)
Pretax loss	(901)	(579)	(25)	176	(1,329)
Benefit for income taxes	376	417	—	—	793
Net loss	(525)	(162)	(25)	176	(536)
Net loss attributable to non-controlling interest in subsidiary	—	—	11	—	11
Net loss attributable to The New Home Company Inc.	$(525)	$(162)	$(14)	$176	$(525)

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(36,110)	$54,970	$32	$—	$18,892
Investing activities:
Purchases of property and equipment	(1)	(7)	—	—	(8)
Contributions and advances to unconsolidated joint ventures	—	(4,120)	—	—	(4,120)
Contributions to subsidiaries from corporate	(66,575)	—	—	66,575	—
Distributions of capital from subsidiaries	91,700	—	—	(91,700)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	4,928	—	—	4,928
Net cash provided by investing activities	$25,124	$801	$—	$(25,125)	$800
Financing activities:
Borrowings from credit facility	40,000	—	—	—	40,000
Repayments of credit facility	(41,500)	—	—	—	(41,500)
Repurchase of senior notes	(10,856)	—	—	—	(10,856)
Contributions to subsidiaries from corporate	—	66,575	—	(66,575)	—
Distributions to corporate from subsidiaries	—	(91,700)	—	91,700	—
Repurchases of common stock	(1,042)	—	—	—	(1,042)
Tax withholding paid on behalf of employees for stock awards	(488)	—	—	—	(488)
Net cash used in financing activities	$(13,886)	$(25,125)	$—	$25,125	$(13,886)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,872)	30,646	32	—	5,806
Cash, cash equivalents and restricted cash – beginning of period	28,877	13,518	147	—	42,542
Cash, cash equivalents and restricted cash – end of period	$4,005	$44,164	$179	$—	$48,348

THE NEW HOME COMPANY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(39,156)	$(22,349)	$(5)	$—	$(61,510)
Investing activities:
Purchases of property and equipment	(22)	(162)	—	—	(184)
Contributions and advances to unconsolidated joint ventures	—	(8,954)	—	—	(8,954)
Contributions to subsidiaries from corporate	(103,885)	—	—	103,885	—
Distributions of capital from subsidiaries	49,975	—	—	(49,975)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	5,874	—	—	5,874
Interest collected on advances to unconsolidated joint ventures	—	178	—	—	178
Net cash used in investing activities	$(53,932)	$(3,064)	$—	$53,910	$(3,086)
Financing activities:
Borrowings from credit facility	35,000	—	—	—	35,000
Contributions to subsidiaries from corporate	—	103,885	—	(103,885)	—
Distributions to corporate from subsidiaries	—	(49,975)	—	49,975	—
Repurchases of common stock	(2,072)	—	—	—	(2,072)
Tax withholding paid on behalf of employees for stock awards	(977)	—	—	—	(977)
Net cash provided by financing activities	$31,951	$53,910	$—	$(53,910)	$31,951
Net (decrease) increase in cash, cash equivalents and restricted cash	(61,137)	28,497	(5)	—	(32,645)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$38,449	$52,693	$183	$—	$91,325

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including Adjusted EBITDA, Adjusted EBITDA margin percentage, ratio of Adjusted EBITDA to total interest incurred, net debt, ratio of net debt-to-capital, general and administrative costs excluding severance charges, general and administrative costs excluding severance charges as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding severance charges, selling, marketing and general and administrative costs excluding severance charges as a percentage of home sales revenue, adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales) and adjusted homebuilding gross margin percentage.  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios." For a reconciliation of general and administrative costs excluding severance charges, general and administrative expenses excluding severance charges as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding severance charges and selling, marketing and general and administrative expenses excluding severance charges as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses." For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales) and adjusted homebuilding gross margin percentage to the comparable GAAP measures please see "-- Results of Operations - Homebuilding Gross Margin."

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Revenues:
Home sales	$140,464	$117,460	$239,650	$196,897
Fee building, including management fees from unconsolidated joint ventures of $619, $672, $1,162 and $1,652, respectively	22,285	38,095	41,947	81,889
	162,749	155,555	281,597	278,786
Cost of Sales:
Home sales	123,525	102,678	210,094	172,372
Fee building	21,770	37,038	41,038	79,737
	145,295	139,716	251,132	252,109
Gross Margin:
Home sales	16,939	14,782	29,556	24,525
Fee building	515	1,057	909	2,152
	17,454	15,839	30,465	26,677

Home sales gross margin	12.1%	12.6%	12.3%	12.5%
Fee building gross margin	2.3%	2.8%	2.2%	2.6%

Selling and marketing expenses	(9,683)	(9,466)	(18,362)	(16,105)
General and administrative expenses	(5,841)	(5,979)	(13,232)	(11,998)
Equity in net income (loss) of unconsolidated joint ventures	185	(120)	369	215
Gain on early extinguishment of debt	552	—	969	—
Other income (expense), net	(102)	(92)	(295)	(118)
Pretax income (loss)	2,565	182	(86)	(1,329)
(Provision) benefit for income taxes	(974)	(67)	(310)	793
Net income (loss)	1,591	115	(396)	(536)
Net (income) loss attributable to non-controlling interest	(19)	—	(19)	11
Net income (loss) attributable to The New Home Company Inc.	$1,572	$115	$(415)	$(525)

Interest incurred	$7,606	$6,612	$15,367	$13,328
Adjusted EBITDA(1)	$11,119	$6,564	$18,025	$10,127
Adjusted EBITDA margin percentage(1)	6.8%	4.2%	6.4%	3.6%

			LTM(2) Ended June 30,
			2019	2018
Interest incurred			$30,416	$26,869
Adjusted EBITDA(1)			$47,796	$49,007
Adjusted EBITDA margin percentage (1)			7.1%	6.4%
Ratio of Adjusted EBITDA to total interest incurred (1)			1.6x	1.8x

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

	Three Months Ended June 30,		Six Months Ended June 30,		LTM(2) Ended June 30,
	2019	2018	2019	2018	2019		2018
	(Dollars in thousands)
Net income (loss)	$1,591	$115	$(396)	$(536)	$(14,090)		$14,252
Add:
Interest amortized to cost of sales and equity in net income (loss) of unconsolidated joint ventures	6,349	3,768	11,232	6,563	24,577		14,349
Provision (benefit) for income taxes	974	67	310	(793)	(4,972)		13,085
Depreciation and amortization	2,386	1,624	5,042	2,646	9,027		2,859
Amortization of stock-based compensation	523	862	1,089	1,704	2,475		3,201
Cash distributions of income from unconsolidated joint ventures	19	—	279	715	279		715
Severance charges	—	—	1,788	—	1,788		—
Noncash inventory impairments and abandonments	14	8	19	43	10,182		1,120
Less:
Gain on early extinguishment of debt	(552)	—	(969)	—	(969)		—
Equity in net (income) loss of unconsolidated joint ventures	(185)	120	(369)	(215)	19,499		(574)
Adjusted EBITDA	$11,119	$6,564	$18,025	$10,127	$47,796		$49,007
Total Revenue	$162,749	$155,555	$281,597	$278,786	$670,377		$760,819
Adjusted EBITDA margin percentage	6.8%	4.2%	6.4%	3.6%	7.1%		6.4%
Interest incurred	$7,606	$6,612	$15,367	$13,328	$30,416		$26,869
Ratio of Adjusted LTM(2) EBITDA to total interest incurred					1.6	x	1.8	x

(2) "LTM" indicates amounts for the trailing 12 months.

Overview

During the 2019 second quarter, the Company enjoyed both top and bottom-line growth and made significant progress towards reducing our leverage and strengthening our balance sheet. Home sales revenue increased 20% year-over-year from 56% more home deliveries, and our pretax income was up meaningfully over the prior year at $2.6 million versus $0.2 million. In addition, we repurchased $7.0 million of senior notes during the quarter, which when combined with a net $18.0 million pay down of our revolving credit facility, contributed to a 240 basis point sequential decrease in our net debt-to-capital ratio to 57.7%*.

We experienced solid sequential improvement in our sales absorption pace across all markets, with the 2019 second quarter monthly absorption rate up 41% over the 2019 first quarter at 2.4 sales per community, resulting in a 38% sequential increase in net new orders. We also continued to recognize benefits from our strategic repositioning to more affordable product as sales from these communities represented a higher proportion of our 2019 second quarter net new orders and an absorption pace higher than the companywide average.

Net income attributable to the Company for the 2019 second quarter was $1.6 million, or $0.08 per diluted share, compared to $0.1 million, or $0.01 per diluted share, in the prior year period. The year-over-year increase in net income was primarily attributable to a 20% increase in homebuilding revenue, a 200 basis point improvement in our SG&A rate, a $0.3 million increase in joint venture income, and a $0.6 million gain on early extinguishment of debt. These items were partially offset by a 50 basis point decline in home sales gross margins and a lower fee building gross margin due to lower fee construction activity.

We continue to take steps to lower our cost structure, strengthen our balance sheet, pursue opportunities to reduce our leverage and thoughtfully allocate resources to best position the Company for long-term success. The Company ended the quarter with $48.2 million in cash and cash equivalents and $375.1 million in debt, of which $66.0 million was outstanding under its revolving credit facility. As of June 30, 2019 the Company's debt-to-capital ratio was 61.1% and its net debt-to-capital ratio was 57.7%*, a 240 basis point sequential improvement from the 2019 first quarter.

*Net debt-to-capital ratio is a non-GAAP measure. For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."

Results of Operations
Net New Home Orders

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	Amount	%	2019	2018	Amount	%

Net new home orders:
Southern California	90	104	(14)	(13)%	148	173	(25)	(14)%
Northern California	53	77	(24)	(31)%	98	147	(49)	(33)%
Arizona	11	13	(2)	(15)%	20	15	5	33%
Total net new home orders	154	194	(40)	(21)%	266	335	(69)	(21)%

Selling communities at end of period:
Southern California					11	11	—	—%
Northern California					7	7	—	—%
Arizona					2	2	—	—%
Total selling communities					20	20	—	—%

Monthly sales absorption rate per community: (1)
Southern California	2.5	3.1	(0.6)	(19)%	2.0	2.7	(0.7)	(26)%
Northern California	2.3	3.7	(1.4)	(38)%	2.2	3.6	(1.4)	(39)%
Arizona	1.8	2.2	(0.4)	(18)%	1.7	2.1	(0.4)	(19)%
Total monthly sales absorption rate per community (1)	2.4	3.2	(0.8)	(25)%	2.0	3.0	(1.0)	(33)%

Average selling communities:
Southern California	12	11	1	9%	12	11	1	9%
Northern California	8	7	1	14%	8	7	1	14%
Arizona	2	2	—	—%	2	1	1	100%
Total average selling communities	22	20	2	10%	22	19	3	16%

Cancellation rate	11%	6%	5%	NA	12%	6%	6%	NA

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2019 second quarter decreased 21% primarily as the result of a 25% decline in the monthly sales absorption rate. The decrease in monthly absorption rates was due to weaker buyer demand compared to the prior year, however, the 2019 second quarter monthly sales absorption pace improved 41% sequentially over the 2019 first quarter. A 10% year-over-year increase in average selling communities partially offset the slower sales pace in the 2019 second quarter, however, community closeouts late in the 2019 second quarter resulted in an ending community count of 20, flat with the prior year.

Demand for the 2019 second quarter was strongest in Southern California with a monthly absorption rate of 2.5 driven by stronger order activity at more affordably priced communities, including a high number of initial sales at a new community of attached court homes located within the Inland Empire. Overall, the Southern California market has experienced a slowdown compared to the prior year due to a run up in home prices and a decrease in demand from foreign national buyers, which contributed to our 19% year-over-year decrease in monthly sales pace in this market. Additionally, the Company's Southern California monthly absorption rate benefited during the 2018 second quarter from two newly-opened communities that experienced solid initial order activity. Northern California experienced a 38% decline in its monthly sales absorption rate for the 2019 second quarter primarily related to slower demand at our Bay Area communities due to buyer affordability constraints and because sale pace was strongest in this region in the 2018 second quarter.

Net new home orders for the six months ended June 30, 2019 decreased 21% as compared to the same period in 2018 primarily as a result of a 33% decline in the monthly sales absorption rate due to weaker buyer demand. A 16% increase in average selling communities partially offset the slower sales pace for the for the six months ended June 30, 2019.

During the six months ended June 30, 2019, monthly sales absorption was strongest in Northern California at 2.2 monthly sales per community, driven by strong order activity at three affordably-priced communities located within masterplan developments. However, the 39% decrease in Northern California's monthly absorption rate for the six months ended June 30, 2019 from the same period in 2018 was the largest of the divisions due to lack of affordability and strong sales experienced in the first half of 2018 from two Bay Area townhome communities, one of which sold out during the prior year period. The decrease in Southern California year-to-date absorption rates during the first half of 2019 compared to 2018 was attributable to the overall run up in home prices and a slowdown in demand from foreign national buyers in the market, and the high initial orders in the prior year from two communities that opened during the first half of 2018, as noted above.

Also impacting the decline in net new orders was the increase in the Company's cancellation rate for the 2019 second quarter to 11% from 6% for the 2018 second quarter. The cancellation rate for the six months ended June 30, 2019 was also up to 12% from 6% in the comparable prior year period. Our cancellation rate has increased moderately with our transition to more affordably-priced product where buyers are often times more credit challenged than a luxury or move-up buyer. Of the communities that opened during the last twelve months ended June 30, 2019, five offer base pricing of $600,000 or less.

Backlog

	As of June 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	86	$92,438	$1,075	139	$141,718	$1,020	(38)%	(35)%	5%
Northern California	85	71,648	843	153	131,859	862	(44)%	(46)%	(2)%
Arizona	36	37,503	1,042	15	17,354	1,157	140%	116%	(10)%
Total	207	$201,589	$974	307	$290,931	$948	(33)%	(31)%	3%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of June 30, 2019 was down 33% as compared to the prior year period due to a higher backlog conversion rate of 74% for the 2019 second quarter compared to 46% for the 2018 second quarter and a 21% decrease in net orders resulting from a slower sales pace due to weaker year-over-year demand. The increase in conversion rate resulted from the Company's move to more affordably priced product which generally has quicker build cycles, as well as the Company's success in selling and delivering a higher level of spec homes that accompany these communities. The dollar value of backlog at the end of the 2019 second quarter was down 31% year-over-year to $201.6 million due to the lower number of backlog units, slightly offset by a 3% higher average selling price of the homes in backlog.

The year-over-year decrease in backlog units and value was greatest in Northern California where the decrease in net new orders from the 2019 and 2018 second quarters was also the largest of the divisions. The number of backlog units declined due to a lower number of homes in beginning backlog and a reduction in net new orders. Backlog value in Northern California decreased due to the lower number of homes in backlog, coupled with fewer homes in backlog with average selling prices over $1.0 million. Southern California ending backlog units at June 30, 2019 decreased primarily due to the 2019 second quarter backlog conversation rate of 105% compared to 64% in the 2018 second quarter due to the number of spec homes sold and delivered during the quarter, and to a lesser extent, a decrease in net new orders. The mix of homes in backlog in Southern California at June 30, 2019 shifted from the prior year and resulted in a 5% increase in the backlog average selling price driven largely by homes at a luxury community in south Orange County that opened in the third quarter of 2018 where the average price of homes in backlog exceeds $2.0 million. Our Arizona operations became a larger component of the Company's ending backlog for the 2019 second quarter with increased orders primarily from our successful Belmont community in Gilbert, Arizona that opened in the 2018 second quarter and commenced deliveries in the 2019 first quarter.

Lots Owned and Controlled

	As of June 30,		Increase/(Decrease)
	2019	2018	Amount	%
Lots Owned:
Southern California	581	505	76	15%
Northern California	729	314	415	132%
Arizona	294	299	(5)	(2)%
Total	1,604	1,118	486	43%
Lots Controlled:(1)
Southern California	200	807	(607)	(75)%
Northern California	503	959	(456)	(48)%
Arizona	477	343	134	39%
Total	1,180	2,109	(929)	(44)%
Total Lots Owned and Controlled - Wholly Owned	2,784	3,227	(443)	(14)%
Fee Building(2)	1,231	1,078	153	14%
Total Lots Owned and Controlled	4,015	4,305	(290)	(7)%

(1)
Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled decreased 14% year-over-year to 2,784 lots, of which 42% of which were controlled through option contracts. The decrease in wholly owned lots owned and controlled was primarily due to an increase in deliveries during the last twelve months ended June 30, 2019 compared to the same period ending June 30, 2018 and a decrease of 400 lots controlled at June 30, 2018 that the Company did not pursue, partially offset by executed contracts for new developments across all markets in the same period.

The increase in fee building lots at June 30, 2019 as compared to the prior year period was primarily attributable to new contracts entered into during the last twelve months ended June 30, 2019, for 600 lots with our largest customer. These fee lot additions were partially offset by the delivery of 447 homes to customers in the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended June 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	91	$95,534	$1,050	61	$87,278	$1,431	49%	9%	(27)%
Northern California	53	37,296	704	36	30,182	838	47%	24%	(16)%
Arizona	7	7,634	1,091	—	—	NA	NA	NA	NA
Total	151	$140,464	$930	97	$117,460	$1,211	56%	20%	(23)%

	Six Months Ended June 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	152	$160,127	$1,053	105	$131,858	$1,256	45%	21%	(16)%
Northern California	81	56,035	692	76	65,039	856	7%	(14)%	(19)%
Arizona	17	23,488	1,382	—	—	NA	NA	NA	NA
Total	250	$239,650	$959	181	$196,897	$1,088	38%	22%	(12)%
New home deliveries increased 56% for the 2019 second quarter compared to the prior year period. The increase in deliveries was the result of a higher backlog conversion rate for the 2019 second quarter compared to the 2018 second quarter and was driven by our success at selling and delivering more speculative homes during the quarter. Home sales revenue for the three months ended June 30, 2019 increased 20% compared to the same period in 2018, primarily due to the increase in new home deliveries, partially offset by a 23% decrease in average sales price per delivery for the period.
The increase in homes sales revenue was led by Southern California with 49% more deliveries in the 2019 second quarter due to a higher backlog conversion rate compared to the 2018 second quarter, partially offset by a decrease in average selling price due to a mix shift. The 2018 second quarter included deliveries from several higher-priced, close-out communities in Orange County. In Northern California, 2019 second quarter homes sales revenue was up 24% from a 47% increase in homes delivered, which was partially offset by a 16% decline in average selling price. The increase in home deliveries was attributable to an increase in backlog conversion rate for the 2019 second quarter, while the decrease in average selling price was a result of product mix where more affordable product with base pricing below $600,000 comprised approximately 70% of 2019 second quarter deliveries compared to approximately 36% for the 2018 second quarter.
New home deliveries increased 38% for the six months ended June 30, 2019 compared to the prior year period due to a higher backlog conversion rate. Home sales revenue for the six months ended June 30, 2019 increased 22% compared to the same period in 2018, primarily due to the increase in new home deliveries, partially offset by a 12% decrease in average sales price per delivery for the period. Average selling price was down in Southern California due to the 2018 period including deliveries from several higher-priced, closed-out Orange County communities. Average selling price in Northern California declined due to the significant increase in deliveries from more affordable communities during the first half of 2019 as compared to the prior year period and fewer Bay Area deliveries, which generally are high-priced.
Homebuilding Gross Margin
Homebuilding gross margin for the 2019 second quarter was 12.1% versus 12.6% in the prior period. The 50 basis point decrease was primarily due higher interest costs resulting from slower sales absorption rate and higher incentives due to weaker buyer demand, all of which was partially offset by a product mix shift. Adjusted homebuilding gross margin, which excludes interest in cost of home sales, was 16.5% and 15.8% for the 2019 and 2018 second quarters, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of interest in cost of sales, the 70 basis point improvement was due to product mix shift, partially offset by higher incentives, largely in Southern California.
Homebuilding gross margin for the six months ended June 30, 2019 quarter was 12.3% versus 12.5% in the prior period. The 20 basis point decrease was primarily due to higher interest costs and incentives, which were partially offset by product mix shift. Adjusted homebuilding gross margin, which excludes interest in cost of home sales, was 17.0% and 15.8% for the six months ended June 30, 2019 and 2018, respectively. The 120 basis point improvement in adjusted homebuilding gross margin was primarily a result of higher interest costs from slower sales absorption rates and to a lesser extent, a product mix shift. Offsetting these items were higher incentives for the 2019 period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	%	2018	%	2019	%	2018	%
	(Dollars in thousands)
Home sales revenue	$140,464	100.0%	$117,460	100.0%	$239,650	100.0%	$196,897	100.0%
Cost of home sales	123,525	87.9%	102,678	87.4%	210,094	87.7%	172,372	87.5%
Homebuilding gross margin	16,939	12.1%	14,782	12.6%	29,556	12.3%	24,525	12.5%
Add: Interest in cost of home sales	6,301	4.4%	3,750	3.2%	11,153	4.7%	6,514	3.3%
Adjusted homebuilding gross margin(1)	$23,240	16.5%	$18,532	15.8%	$40,709	17.0%	$31,039	15.8%

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

Fee Building

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	%	2018	%	2019	%	2018	%
	(Dollars in thousands)
Fee building revenues	$22,285	100.0%	$38,095	100.0%	$41,947	100.0%	$81,889	100.0%
Cost of fee building	21,770	97.7%	37,038	97.2%	41,038	97.8%	79,737	97.4%
Fee building gross margin	$515	2.3%	$1,057	2.8%	$909	2.2%	$2,152	2.6%
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
In the 2019 second quarter, fee building revenues decreased 42% from the prior year period, driven by a decrease in construction activity at fee building communities in Irvine, California due to lower demand levels in that market. Additionally, management fees from joint ventures and construction management fees from third parties, which are included in fee building revenue, decreased year-over-year by $0.3 million for the 2019 second quarter. Included in fee building revenues for the three months ended June 30, 2019 and 2018 were (i) $21.2 million and $36.7 million of billings to land owners, respectively, and (ii) $1.1 million and $1.4 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended June 30, 2019 and 2018, one customer comprised 95% and 95%, respectively, of fee building revenue.
The cost of fee building decreased in the 2019 second quarter compared to the prior year period due to the decrease in fee building activity mentioned above. The amount of G&A expenses included in the cost of fee building was $1.5 million and $1.8 million for the 2019 and 2018 second quarters, respectively. Fee building gross margin percentage decreased to 2.3% for the three months ended June 30, 2019 from 2.8% in the prior year period primarily due to the decrease in construction management fees from third parties, partially offset by lower allocated G&A costs.
For the six months ended June 30, 2019, fee building revenues decreased 49% from the prior year period, driven by the previously noted decrease in construction activity at fee building communities in Irvine, California. Included in fee building revenues for the six months ended June 30, 2019 and 2018 were (i) $39.6 million and $79.5 million of billings to land owners, respectively, and (ii) $2.3 million and $2.4 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the six months ended June 30, 2019 and 2018, one customer comprised 93% and 96%, respectively, of fee building revenue.
The cost of fee building decreased in the first half of 2019 compared to the same period in 2018 due to the decrease in fee building activity mentioned above. The amount of G&A expenses included in the cost of fee building was $3.0 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively. Fee building gross margin percentage decreased to 2.2% for the six months ended June 30, 2019 from 2.6% in the prior year period due to the decrease in fee billings to land owners and lower management fees from joint ventures, partially offset by an increase in construction management fees from third parties and lower allocated G&A costs.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue		Six Months Ended June 30,		As a Percentage of Home Sales Revenue

	2019	2018	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Selling and marketing expenses	$9,683	$9,466	6.9%	8.0%	$18,362	$16,105	7.7%	8.2%
General and administrative expenses ("G&A")	5,841	5,979	4.2%	5.1%	13,232	11,998	5.5%	6.1%
Total selling, marketing and G&A ("SG&A")	$15,524	$15,445	11.1%	13.1%	$31,594	$28,103	13.2%	14.3%

G&A	$5,841	$5,979	4.2%	5.1%	$13,232	$11,998	5.5%	6.1%
Less: Severance charges	—	—	—%	—%	(1,788)	—	(0.8)%	—%
G&A, excluding severance charges	$5,841	$5,979	4.2%	5.1%	$11,444	$11,998	4.7%	6.1%

Selling and marketing expenses	$9,683	$9,466	6.9%	8.0%	$18,362	$16,105	7.7%	8.2%
G&A, excluding severance charges	5,841	5,979	4.2%	5.1%	11,444	11,998	4.7%	6.1%
SG&A, excluding severance charges	$15,524	$15,445	11.1%	13.1%	$29,806	$28,103	12.4%	14.3%
During the 2019 second quarter, our SG&A rate as a percentage of home sales revenue was 11.1% vs. 13.1% for the same period in 2018. The 200 basis point decrease was primarily due to improved leverage from higher home sales revenue, reduced marketing and advertising spend as compared to the 2018 second quarter and to a lesser extent, lower personnel expenses. These items were partially offset by higher amortization of capitalized selling and marketing costs related to the opening of certain higher-end model homes in late 2018.
During the six months ended June 30, 2019, our SG&A rate as a percentage of home sales revenue was 13.2%, down 110 basis points from the comparable prior year period. The 2019 period included $1.8 million in pretax severance charges taken in the 2019 first quarter related to right-sizing our operations by reducing headcount, including the departure of one of our executive officers. Excluding these charges, the Company's SG&A rate for the six months ended June 30, 2019 was 12.4% compared to 14.3% in the prior year period. The 190 basis point decrease was due to improved leverage from higher home sales revenue, a year-over-year reduction in marketing and advertising spend, and to a lesser extent, lower personnel expenses. Offsetting these items were higher amortization of capitalized selling and marketing costs discussed above. SG&A excluding severance charges as a percentage of home sales revenue is a non-GAAP measure. See the table above reconciling this non-GAAP financial measure to SG&A as a percentage of home sales revenue, the nearest GAAP equivalent.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures
As of June 30, 2019 and 2018, we had ownership interests in 10 unconsolidated joint ventures, of which six have active homebuilding or land development operations. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.
The Company’s share of joint venture income for the 2019 second quarter was $0.2 million as compared to a $0.1 million loss for the 2018 period. For the six months ended June 30, 2019 and 2018, the Company's share of joint venture income was $0.4 million and $0.2 million, respectively. The year-over-year increase in joint venture income for the three and six months ended June 30, 2019 was primarily related to an increase in home deliveries and home sales revenue at our Mountain Shadows luxury community in Paradise Valley, AZ.
The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2019	2018	Amount	%	2019	2018	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Operational Data
Net new home orders	28	42	(14)	(33)%	64	78	(14)	(18)%
New homes delivered	53	36	17	47%	90	68	22	32%
Average sales price of homes delivered	$954	$832	$122	15%	$985	$900	$85	9%

Home sales revenue	$50,567	$29,938	$20,629	69%	$88,694	$61,178	$27,516	45%
Land sales revenue	8,511	3,941	4,570	116%	12,671	4,714	7,957	169%
Total revenues	$59,078	$33,879	$25,199	74%	$101,365	$65,892	$35,473	54%
Net income	$1,790	$(286)	$2,076	726%	$2,303	$518	$1,785	345%

Selling communities at end of period					6	7	(1)	(14)%
Backlog (dollar value)					$44,775	$70,851	$(26,076)	(37)%
Backlog (homes)					50	90	(40)	(44)%
Average sales price of backlog					$896	$787	$109	14%

Homebuilding lots owned and controlled					121	273	(152)	(56)%
Land development lots owned and controlled					1,924	2,305	(381)	(17)%
Total lots owned and controlled					2,045	2,578	(533)	(21)%

Gain on Early Extinguishment of Debt

During the 2019 second quarter, the Company repurchased and retired approximately $7.0 million in face value of its 7.25% Senior Notes due 2022. The Notes were purchased at 90.82% of face value, for a cash payment of $6.3 million. The Company recognized a $0.6 million gain on the early extinguishment of debt, and the unamortized discount, premium and debt issuance costs associated with the retired notes totaling approximately $90,000 were written off. Total repurchases of the Notes for the six months ended June 30, 2019 equaled approximately $12.0 million in face value at 90.58% of face value, for a cash payment of $10.9 million. The Company recognized a total gain on early extinguishment of debt of $1.0 million and wrote off approximately $160,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired during the six months ended June 30, 2019.

Provision/Benefit for Income Taxes

For the 2019 second quarter, the Company recorded a $1.0 million provision for income taxes compared to $0.1 million provision for the 2018 second quarter. For the six months ended June 30, 2019, the Company recorded an income tax provision of $0.3 million compared to an $0.8 million benefit for the prior year period. For the three months ended June 30, 2019 and 2018, the Company's effective tax rate was 38.0% and 36.8%, respectively, with the rate increase attributable to the impact of expected deduction limitations had on each period. The tax rates for the six month periods were impacted by discrete items. The Company recorded a $0.3 million discrete provision in the first six months of 2019 related to stock compensation and state tax rate changes while a $0.4 million discrete benefit was taken in the comparable 2018 period primarily related to energy credits.

Liquidity and Capital Resources
Overview
Our principal sources of capital for the six months ended June 30, 2019 were cash generated from home sales activities, borrowing from our credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the six months ended June 30, 2019 were land purchases, land development, home construction, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and bonds, paydowns on our credit facility, and payment of operating expenses, interest and routine liabilities.
Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots to maintain or grow our lot supply and community count. As we expand our business, we expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations. We are currently focused on reducing our debt levels and leverage and therefore expect to spend less on land purchases than we have over the last few years.
We ended the second quarter of 2019 with $48.2 million of cash and cash equivalents, a $6.0 million increase from December 31, 2018. Over the next few quarters we expect to generate cash from the sale of our inventory, including unsold and presold homes under construction as well as land sales. After reducing our debt and leverage levels within our target range, we intend to deploy a portion of cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by allocating capital to best position the Company for long-term success.
As of June 30, 2019 and December 31, 2018, we had $5.6 million and $8.5 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $6.3 million and $8.8 million, respectively, related to the payment of the above payables.
We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to operate our business. As of June 30, 2019, we had outstanding borrowings of $313.0 million in aggregate principal related to our Senior Notes due 2022 and $66.0 million related to our revolving credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants that limit the amount of leverage we can maintain.
We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, seller land banking arrangements, or common and preferred equity.

Senior Notes Due 2022
On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The maturity date of the Notes is April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law. During the first half of 2019, the Company repurchased approximately $12.0 million of the Notes at 90.58% of face value reducing the outstanding aggregate principal amount to $313.0 million.
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

	June 30, 2019
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.6	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.57	< 2.25 : 1.0
As of June 30, 2019, we were able to satisfy the leverage condition.

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
As of June 30, 2019, we had $66.0 million of outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of June 30, 2019, the interest rate under the Credit Facility was 5.40%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	June 30, 2019
Financial Covenants	Actual	Covenant Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$48,224	$10,000	(1)
EBITDA to Interest Incurred(2)	1.55	> 1.75 : 1.0
Tangible Net Worth(3)	$239,098	$188,362
Leverage Ratio	58.5%	< 65%

(1)
So long as the Company is in compliance with the interest coverage test (see Note 2), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)
If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $30.5 million as of June 30, 2019. The Company was in compliance with this requirement with an unrestricted cash balance of $48.2 million at June 30, 2019.

(3)
The Credit Facility previously applied an "adjusted leverage ratio" test computed as total joint venture debt divided by total joint venture equity. This covenant ceased to apply as of September 30, 2017 because our consolidated tangible net worth exceeded $250 million in that quarter. Once the adjusted leverage ratio ceased to apply, consolidated tangible net worth is reduced by an adjustment equal to the aggregate amount of investments in and advance to unconsolidated joint ventures that exceed 35% of consolidated tangible net worth as calculated without giving effect to this adjustment (the "Adjustment Amount"). The Adjustment Amount was considered in the calculation of consolidated tangible net worth.

As of June 30, 2019, we were in compliance with all financial covenants under our Credit Facility.
Stock Repurchase Program
On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. For the six months ended June 30, 2019, the Company repurchased and retired 153,916 shares totaling $1.0 million. As of June 30, 2019, the Company had repurchased and retired in aggregate 1,157,032 shares totaling $9.6 million and had remaining authorization to purchase $5.4 million of common shares.

Debt-to-Capital Ratios
We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$375,060	$387,648
Equity, exclusive of non-controlling interest	239,098	239,954
Total capital	$614,158	$627,602
Ratio of debt-to-capital(1)	61.1%	61.8%

Total debt, net of unamortized discount, premium and debt issuance costs	$375,060	$387,648
Less: Cash, cash equivalents and restricted cash	48,348	42,542
Net debt	326,712	345,106
Equity, exclusive of non-controlling interest	239,098	239,954
Total capital	$565,810	$585,060
Ratio of net debt-to-capital(2)	57.7%	59.0%

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

Cash Flows — Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, the comparison of cash flows is as follows:

•
Net cash provided by operating activities was $18.9 million for the six months ended June 30, 2019 versus net cash used in operating activities of $61.5 million for the six months ended June 30, 2018. The year-over-year change was primarily a result of a net increase in cash inflow related to the reduction in real estate inventories to $25.0 million for the 2019 period as compared to an outflow of $53.1 million for the 2018 period. The change in real estate inventories cash flow was driven by the year-over-year increase in proceeds from home sales in the first half of 2019, and a decrease in land acquisition and development spend.

•
Net cash provided by investing activities was $0.8 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $3.1 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, net distributions from unconsolidated joint ventures were $0.8 million compared to net contributions and advances to unconsolidated joint ventures of $3.1 million for the six months ended June 30, 2018. The increase in net distributions for the 2019 period was primarily due to a $3.1 million year-over-year reduction in joint venture contributions to one land development joint venture in Northern California.

•
Net cash used in financing activities was $13.9 million for the six months ended June 30, 2019 versus $32.0 million of net cash provided by financing activities for the six months ended June 30, 2018. The outflow in 2019 reflects $10.9 million of cash paid to repurchase and retire our 7.25% Senior Notes due 2022 as well as a net pay down on our credit facility of $1.5 million compared to net borrowings of $35 million in the prior year.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of June 30, 2019, we had $15.3 million of nonrefundable and $0.7 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $118.1 million, net of deposits. These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets.
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
We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements comprise acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2019 and December 31, 2018, $24.4 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $4.9 million and $7.3 million as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from customary "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy. Additionally, in some cases, under our joint venture agreements, our shares of profits and losses may be greater than our contribution percentage.
For more information about our off-balance sheet arrangements, please see Note 11 to our condensed consolidated financial statements.
As of June 30, 2019, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. Of the 10 joint ventures, six have active homebuilding or land development activities ongoing and the balance are effectively inactive with only limited warranty activities. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of June 30, 2019. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of June 30, 2019:

			June 30, 2019
	Year Formed	Location		Total Joint Venture			NWHM Equity (3)	Debt-to-Total Capital-ization	Loan-to- Value Maintenance Agreement	Estimated Future Capital Commitment(4)	Lots Owned and Controlled
Joint Venture (Project Name)			Contribu-tion %(1)	Assets	Debt(2)	Equity
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$2,149	$—	$382	$115	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	903	—	211	53	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,750	—	1,603	287	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	46,410	7,769	35,107	3,512	18%	Yes	—	91
TNHC Russell Ranch LLC (Russell Ranch)(5)(6)(7)	2013	Folsom, CA	35%	59,553	—	49,654	9,553	—%	N/A	10,651	631
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	890	—	891	414	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	12,398	—	11,483	1,147	—%	N/A	—	—
TNHC-HW Cannery LLC (Cannery Park)(6)	2013	Davis, CA	35%	6,124	—	5,235	1,833	—%	N/A	—	13
Arantine Hills Holdings LP (Bedford)(5)(6)	2014	Corona, CA	5%	215,299	16,230	185,425	9,272	8%	No	1,467	1,280
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	48,535	16,565	27,265	6,830	38%	Yes	—	30
Total Unconsolidated Joint Ventures				$394,011	$40,564	$317,256	$33,016	11%		$12,118	2,045

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

(2)
The carrying value of the debt is presented net of $0.2 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of June 30, 2019 are as follows: $16.7 million matures in 2019, $16.3 million matures in 2020, and $7.8 million matures in 2021. The $16.7 million of Mountain Shadows debt is due December 14, 2019; however, pursuant to the agreement, advances made related to the construction of a presold home shall be due and payable 12 months after the initial advance of such loan with the option to extend an additional three months (provided no event of default has occurred).

(3)
Represents the Company's equity in unconsolidated joint ventures. Equity does not include $0.6 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investments in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(4)
Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of June 30, 2019. Actual contributions may differ materially.

(5)
Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the condensed consolidated financial statements.

(6)	Land development joint venture.

(7)	The Company's share of capital contributions for certain improvements in the aggregate amount of approximately $26 million is 50%.

As of June 30, 2019, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and six months ended June 30, 2019.
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
At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended June 30, 2019.

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

10.1*	Second Amendment to Limited Liability Company Agreement of TNHC Russell Ranch between TNHC Land Company LLC and IHP Capital Partners VI, LLC

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*
The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
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
Date: July 30, 2019