Form 10-Q
period 2019-09-30
New Home Co Inc.
filed 2019-10-31
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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

Registrant’s shares of common stock outstanding as of October 29, 2019: 20,096,969

THE NEW HOME COMPANY INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$40,892	$42,273
Restricted cash	119	269
Contracts and accounts receivable	12,551	18,265
Due from affiliates	390	1,218
Real estate inventories	506,298	566,290
Investment in and advances to unconsolidated joint ventures	32,566	34,330
Other assets	31,071	33,452
Total assets	$623,887	$696,097

Liabilities and equity
Accounts payable	$23,559	$39,391
Accrued expenses and other liabilities	37,748	29,028
Unsecured revolving credit facility	18,000	67,500
Senior notes, net	309,421	320,148
Total liabilities	388,728	456,067
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,096,969 and 20,058,904, shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	201	201
Additional paid-in capital	193,263	193,132
Retained earnings	41,582	46,621
Total stockholders' equity	235,046	239,954
Non-controlling interest in subsidiary	113	76
Total equity	235,159	240,030
Total liabilities and equity	$623,887	$696,097

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Home sales	$118,781	$119,874	$358,431	$316,771
Land sales	24,573	—	24,573	—
Fee building, including management fees from unconsolidated joint ventures of $524, $859, $1,686 and $2,511, respectively	22,262	39,240	64,209	121,129
	165,616	159,114	447,213	437,900
Cost of Sales:
Home sales	105,763	102,124	315,857	274,496
Home sales impairments	1,700	—	1,700	—
Land sales	26,078	—	26,078	—
Land sales impairments	1,900	—	1,900	—
Fee building	21,615	38,124	62,653	117,861
	157,056	140,248	408,188	392,357
Gross Margin:
Home sales	11,318	17,750	40,874	42,275
Land sales	(3,405)	—	(3,405)	—
Fee building	647	1,116	1,556	3,268
	8,560	18,866	39,025	45,543

Selling and marketing expenses	(7,828)	(9,206)	(26,190)	(25,311)
General and administrative expenses	(5,361)	(6,184)	(18,593)	(18,182)
Equity in net income (loss) of unconsolidated joint ventures	(63)	34	306	249
Gain on early extinguishment of debt	—	—	969	—
Other income (expense), net	(86)	(110)	(381)	(228)
Pretax income (loss)	(4,778)	3,400	(4,864)	2,071
(Provision) benefit for income taxes	172	(944)	(138)	(151)
Net income (loss)	(4,606)	2,456	(5,002)	1,920
Net (income) loss attributable to non-controlling interest	(18)	3	(37)	14
Net income (loss) attributable to The New Home Company Inc.	$(4,624)	$2,459	$(5,039)	$1,934

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.23)	$0.12	$(0.25)	$0.09
Diluted	$(0.23)	$0.12	$(0.25)	$0.09
Weighted average shares outstanding:
Basic	20,096,969	20,693,473	20,051,751	20,859,402
Diluted	20,096,969	20,762,441	20,051,751	20,970,050

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Stockholders’ Equity Three Months Ended September 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at June 30, 2018	20,855,778	$209	$198,234	$60,312	$258,755	$79	$258,834
Net income (loss)	—	—	—	2,459	2,459	(3)	2,456
Stock-based compensation expense	—	—	622	—	622	—	622
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(510)	—	(5)	—	(5)	—	(5)
Shares issued through stock plans	1,512	—	—	—	—	—	—
Repurchase of common stock	(418,371)	(5)	(3,687)	—	(3,692)	—	(3,692)
Balance at September 30, 2018	20,438,409	$204	$195,164	$62,771	$258,139	$76	$258,215

Balance at June 30, 2019	20,096,969	$201	$192,691	$46,206	$239,098	$95	$239,193
Net income (loss)	—	—	—	(4,624)	(4,624)	18	(4,606)
Stock-based compensation expense	—	—	572	—	572	—	572
Balance at September 30, 2019	20,096,969	$201	$193,263	$41,582	$235,046	$113	$235,159

	Stockholders’ Equity Nine Months Ended September 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606 and ASU 2018-07 (see Note 1)	—	—	(18)	(3,347)	(3,365)	—	(3,365)
Net income (loss)	—	—	—	1,934	1,934	(14)	1,920
Stock-based compensation expense	—	—	2,326	—	2,326	—	2,326
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(86,692)	—	(982)	—	(982)	—	(982)
Shares issued through stock plans	271,875	2	(2)	—	—	—	—
Repurchase of common stock	(623,611)	(7)	(5,634)	(123)	(5,764)	—	(5,764)
Balance at September 30, 2018	20,438,409	$204	$195,164	$62,771	$258,139	$76	$258,215

Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net income (loss)	—	—	—	(5,039)	(5,039)	37	(5,002)
Stock-based compensation expense	—	—	1,661	—	1,661	—	1,661
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	277,401	2	(2)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at September 30, 2019	20,096,969	$201	$193,263	$41,582	$235,046	$113	$235,159

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(5,002)	$1,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	—	(1,481)
Amortization of stock-based compensation	1,661	2,326
Distributions of earnings from unconsolidated joint ventures	319	715
Inventory impairments	3,600	—
Abandoned project costs	29	81
Equity in net income of unconsolidated joint ventures	(306)	(249)
Deferred profit from unconsolidated joint ventures	—	136
Depreciation and amortization	7,008	4,497
Gain on early extinguishment of debt	(969)	—
Net changes in operating assets and liabilities:
Contracts and accounts receivable	5,714	2,367
Due from affiliates	790	(247)
Real estate inventories	62,953	(138,632)
Other assets	(2,390)	(8,324)
Accounts payable	(15,832)	14,959
Accrued expenses and other liabilities	1,016	(14,036)
Net cash provided by (used in) operating activities	58,591	(135,968)
Investing activities:
Purchases of property and equipment	(26)	(215)
Contributions and advances to unconsolidated joint ventures	(5,083)	(12,670)
Distributions of capital and repayment of advances from unconsolidated joint ventures	6,873	14,316
Interest collected on advances to unconsolidated joint ventures	—	178
Net cash provided by investing activities	1,764	1,609
Financing activities:
Borrowings from credit facility	40,000	115,000
Repayments of credit facility	(89,500)	(53,000)
Repurchases of senior notes	(10,856)	—
Repurchases of common stock	(1,042)	(5,764)
Tax withholding paid on behalf of employees for stock awards	(488)	(982)
Net cash (used in) provided by financing activities	(61,886)	55,254
Net decrease in cash, cash equivalents and restricted cash	(1,531)	(79,105)
Cash, cash equivalents and restricted cash – beginning of period	42,542	123,970
Cash, cash equivalents and restricted cash – end of period	$41,011	$44,865

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended  December 31, 2018. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Restricted Cash

Restricted cash of $0.1 million and $0.3 million as of  September 30, 2019 and December 31, 2018, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$40,892	$44,070
Restricted cash	119	795
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$41,011	$44,865

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three and nine months ended September 30, 2019, the Company recorded $1.7 million in home sales impairment charges and $1.9 million in land sales impairment charges.  For additional information regarding these impairment charges, please see Note 4.  No real estate impairments were recorded during the three and nine months ended September 30, 2018.

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest ("ASC 835"). Interest capitalized as a cost component of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of equity in net income (loss) of unconsolidated joint ventures when the related homes or lots are sold to third parties. In instances where the Company purchases land from an unconsolidated joint venture, the pro rata share of interest capitalized to investment in unconsolidated joint ventures is added to the basis of the land acquired and recognized as a cost of sale upon the delivery of the related homes or land to a third-party buyer. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

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

Land Sales and Profit Recognition

In accordance with ASC 606, land sales revenue is recognized when our performance obligations within the underlying sales contracts are fulfilled.  The performance obligations in land sales contracts are typically satisfied at the point in time consideration and title is transferred through escrow at closing.  Total revenue is typically recognized simultaneously with transfer of title to the customer.  In instances where material performance obligations may exist after the closing date, a portion of the price is allocated to each performance obligation with revenue recognized as such obligations are completed.  Variable consideration, such as profit participation, may be included within the land sales transaction price based on the terms of a contract.  The Company includes the estimated amount of variable consideration to which it will be entitled only to the extent it is probable that a significant reversal in the amount of cumulative revenue will not occur when any uncertainty associated with the variable consideration is subsequently resolved.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2019 and 2018, one customer comprised 96%, 94%, 93%, and 95%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of September 30, 2019 and December 31, 2018, one customer comprised 51% and 48% of contracts and accounts receivable, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created. At September 30, 2019, the Company had outstanding nonrefundable cash deposits of $15.7 million pertaining to land option contracts and purchase contracts.

As of September 30, 2019 and December 31, 2018, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of September 30, 2019 and December 31, 2018, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of September 30, 2019, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and nine months ended September 30, 2019 and 2018, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, no allowance was recorded related to contracts and accounts receivable.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At September 30, 2019 and December 31, 2018, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At September 30, 2019, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of September 30, 2019, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2019 and 2018, the Company repurchased and retired 153,916 and 623,611 shares of its common stock at an aggregate purchase price of $1.0 million and $5.8 million, respectively. The shares were returned to the status of authorized but unissued.

Dividends

No dividends were paid on our common stock during the three and nine months ended September 30, 2019 and 2018. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

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

1.	An entity need not reassess whether any expired or existing contracts contain leases.

2.

An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC 840, Leases, will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 will be classified as finance leases).

3.	An entity need not reassess initial direct costs for any existing lease.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in April 2019 and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), in May 2019 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning January 1, 2020, and requires full retrospective application upon adoption.  During October 2019, the FASB announced that certain entities, including smaller reporting companies, will be allowed additional implementation time with the standard becoming effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted.  The Company does not anticipate a material impact to its consolidated financial statements as a result of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not anticipate a material impact to the consolidated financial statements as a result of adoption.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Computation of Earnings (Loss) Per Share

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$(4,624)	$2,459	$(5,039)	$1,934

Denominator:
Basic weighted-average shares outstanding	20,096,969	20,693,473	20,051,751	20,859,402
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	68,968	—	110,648
Diluted weighted-average shares outstanding	20,096,969	20,762,441	20,051,751	20,970,050

Basic earnings (loss) per share attributable to The New Home Company Inc.	$(0.23)	$0.12	$(0.25)	$0.09
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$(0.23)	$0.12	$(0.25)	$0.09

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	1,491,479	952,882	1,311,389	931,310

3. Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$62,653	$159,136
Estimated earnings	1,556	4,401
	64,209	163,537
Less: amounts collected during the period	(57,849)	(154,743)
Contracts receivable	$6,360	$8,794

Contracts receivable:
Billed	$—	$—
Unbilled	6,360	8,794
	6,360	8,794
Accounts receivable:
Escrow receivables	5,885	8,787
Other receivables	306	684
Contracts and accounts receivable	$12,551	$18,265

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of September 30, 2019 and  December 31, 2018 are expected to be billed and collected within 30 days. Accounts payable at September 30, 2019 and December 31, 2018 includes $5.7 million and $8.5 million, respectively, related to costs incurred under the Company’s fee building contracts.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Deposits and pre-acquisition costs	$18,135	$20,726
Land held and land under development	95,198	115,987
Homes completed or under construction	340,627	380,956
Model homes	52,338	48,621
	$506,298	$566,290

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.1 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.

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

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist.  For the three and nine months ended September 30, 2019, the Company recognized real estate-related impairments of $3.6 million in cost of sales resulting in a decrease of the same amount to pretax income (loss) for our homebuilding segment. Fair value for the homebuilding project impaired was calculated under discounted cash flow model using a discount rate of 17.3%.  Fair value for the land sales project impaired was determined using the land purchase price included in the executed sales agreement, including commissions, less the Company's cost to sell. The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Inventory impairments:
Home sales	$1,700	$—	$1,700	$—
Land sales	1,900	—	1,900	—
Total inventory impairments	$3,600	$—	$3,600	$—

Remaining carrying value of inventory impaired at period end	$68,615	$—	$68,615	$—
Number of projects impaired during the period	2	—	2	—
Total number of projects subject to periodic impairment review during period (1)	24	26	27	26

(1)

Represents the peak number of real estate projects that we had during each respective period. The number of projects outstanding at the end of each period  may be less than the number of projects listed herein.

The $1.7 million home sales impairment recorded in the 2019 third quarter related to one higher-priced community in Southern California where the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying value. The $1.9 million land sales impairment recorded in the 2019 third quarter related to land the Company had under contract in Northern California that closed during the 2019 fourth quarter.  The impairment charges represented the loss expected from the sale of the contracted land for less than its carrying value.  For more information on fair value measurements, please refer to Note 10.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. For the three and nine months ended September 30, 2019 and 2018 interest incurred, capitalized and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest incurred	$6,978	$7,270	$22,345	$20,598
Interest capitalized to inventory	(6,978)	(7,270)	(22,345)	(19,614)
Interest capitalized to investment in unconsolidated joint ventures	—	—	—	(984)
Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$29,908	$22,288	$25,681	$16,453
Interest capitalized as a cost of inventory	6,978	7,270	22,345	19,614
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	6	505	19	510
Previously capitalized interest included in cost of home and land sales	(7,997)	(4,296)	(19,150)	(10,810)
Capitalized interest in ending inventory	$28,895	$25,767	$28,895	$25,767

Capitalized interest in beginning investment in unconsolidated joint ventures	$621	$2,402	$713	$1,472
Interest capitalized to investment in unconsolidated joint ventures	—	—	—	984
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	(6)	(505)	(19)	(510)
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(41)	(33)	(120)	(82)
Capitalized interest in ending investment in unconsolidated joint ventures	574	1,864	574	1,864
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$29,469	$27,631	$29,469	$27,631

Capitalized interest as a percentage of inventory	5.7%	4.6%	5.7%	4.6%
Interest included in cost of home sales as a percentage of home sales revenue	5.2%	3.6%	4.8%	3.5%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	1.8%	3.5%	1.8%	3.5%

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in and Advances to Unconsolidated Joint Ventures

As of September 30, 2019 and December 31, 2018, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$36,877	$45,945
Restricted cash	14,740	19,205
Real estate inventories	329,509	374,607
Other assets	5,052	4,231
Total assets	$386,178	$443,988

Accounts payable and accrued liabilities	$39,361	$43,158
Notes payable	29,806	71,299
Total liabilities	69,167	114,457
The New Home Company's equity	31,992	33,617
Other partners' equity	285,019	295,914
Total equity	317,011	329,531
Total liabilities and equity	$386,178	$443,988
Debt-to-capitalization ratio	8.6%	17.8%
Debt-to-equity ratio	9.4%	21.6%

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Revenues	$35,809	$55,467	$137,174	$121,359
Cost of sales and expenses	36,071	55,636	135,133	121,010
Net income (loss) of unconsolidated joint ventures	$(262)	$(169)	$2,041	$349
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(63)	$34	$306	$249

For the three and nine months ended September 30, 2019 and 2018, the Company earned $0.5 million, $1.7 million, $0.9 million and $2.5 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)

Property, equipment and capitalized selling and marketing costs, net (1)	$8,471	$11,738
Deferred tax asset, net	13,937	13,937
Prepaid income taxes	645	514
Prepaid expenses	3,828	6,348
Warranty insurance receivable (2)	1,914	915
Right-of-use lease assets (3)	2,276	—
	$31,071	$33,452

(1)

The Company depreciated $1.9 million, $6.8 million, $1.8 million and $4.2 million of capitalized selling and marketing costs to selling and marketing expenses during the three and nine months ended September 30, 2019 and 2018, respectively. The Company depreciated $0.1 million, $0.2 million, $0.1 million and $0.3 million of property and equipment to general and administrative expenses during the three and nine months ended September 30, 2019 and 2018, respectively.

(2)

The Company adjusted its warranty insurance receivable upward by $0.8 million and $1.4 million during the three and nine months ended September 30, 2019, respectively, to true-up the receivable to its estimate of qualifying reimbursable expenditures which resulted in pretax income of the same amount.

(3)	In conjunction with the adoption of ASC 842, the Company established a right-of-use asset of $3.1 million on January 1, 2019. For more information, please refer to Note 1 and Note 11.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Warranty accrual(1)	$7,077	$6,898
Accrued compensation and benefits	3,665	5,749
Accrued interest	11,695	6,497
Completion reserve	2,865	4,192
Lease liabilities(2)	2,587	—
Customer deposits	8,589	2,192
Other accrued expenses	1,270	3,500
	$37,748	$29,028

(1)

Included in the amount at September 30, 2019 and December 31, 2018 is approximately $1.9 million and $0.9 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.

(2)	In conjunction with the adoption of ASC 842, the Company established a $3.5 million lease liability on January 1, 2019. For more information, please refer to Note 1 and Note 11.

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,907	$6,776	$6,681	$6,634
Warranty provision for homebuilding projects	530	529	1,584	1,515
Warranty payments for homebuilding projects	(786)	(417)	(1,708)	(1,261)
Adjustment to warranty accrual(1)	398	—	492	—
Ending warranty accrual for homebuilding projects	7,049	6,888	7,049	6,888

Beginning warranty accrual for fee building projects	142	222	217	225
Warranty provision for fee building projects	—	—	9	—
Warranty efforts for fee building projects	(1)	(9)	(67)	(12)
Adjustment to warranty accrual for fee building projects(1)	(113)	—	(131)	—
Ending warranty accrual for fee building projects	28	213	28	213
Total ending warranty accrual	$7,077	$7,101	$7,077	$7,101

(1)

During the three and nine months ended September 30, 2019, the Company recorded an adjustment of $0.4 million and $0.5 million, respectively, to our warranty accrual for homebuilding projects due to higher expected warranty expenditures which is included in "Adjustment to warranty accrual" above and resulted in an increase of the same amount to cost of home sales in the accompanying condensed consolidated statement of operations. Also during the three and nine months ended September 30, 2019, the Company recorded an adjustment of $0.1 million and $0.1 million, respectively, due to a lower experience rate of expected warranty expenditures for fee building projects which is included in "Adjustment to warranty accrual for fee building projects" above and resulted in a reduction of the same amount to cost of fee building sales in the accompanying condensed consolidated statement of operations.  The net impact of these adjustments to pretax loss was ($0.3) million for the 2019 third quarter and ($0.4) million for the nine months ended September 30, 2019.

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

9. Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$309,421	$320,148
Unsecured revolving credit facility	18,000	67,500
Total Indebtedness	$327,421	$387,648

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

The carrying amount of our Senior Notes listed above at September 30, 2019 is net of the unamortized discount of $1.2 million, unamortized premium of $1.0 million, and unamortized debt issuance costs of $3.3 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. The carrying amount for the Senior Notes listed above at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. Debt issuance costs for the unsecured revolving credit facility are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2019, the Company repurchased and retired approximately $12.0 million in face value of the Notes at 90.58% of the face value for a cash payment of approximately $10.9 million. The Company recognized a total gain on early extinguishment of debt of $1.0 million and wrote off approximately $160,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired during the nine months ended September 30, 2019.

The Company has an unsecured revolving credit facility ("Credit Facility") with a bank group.  On August 7, 2019, the Company entered into a Modification Agreement (the “Modification”) to its Amended and Restated Credit Agreement.  The Modification, among other things, (i) extends the maturity date of the revolving credit facility to March 1, 2021, (ii) decreases (A) the total commitments under the facility to $130 million from $200 million and (B) the accordion feature to $200 million from $300 million, subject to certain financial conditions, including the availability of bank commitments, (iii) provides for certain adjustments to the borrowing base calculation commencing January 1, 2020; and (iv) revises the covenant limiting restricted payments to provide for basket limitations and net leverage ratio thresholds on the Company’s stock repurchases, dividend payments, and repurchases of its Notes, subject to specified exceptions. As of September 30, 2019, we had $18.0 million of outstanding borrowings under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2019, the interest rate under the Credit Facility was 5.02%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of September 30, 2019, the Company was in compliance with all financial covenants.

The Credit Facility, as amended by the Modification, also provides a $17.5 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of September 30, 2019 and December 31, 2018, the Company had $0 and $2.3 million, respectively, in outstanding letters of credit issued under the Credit Facility.

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's Notes and Credit Facility. The Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources. The Company's Credit Facility is classified as Level 3 within the fair value hierarchy. The Company had an outstanding balance of $18.0 million under its Credit Facility at September 30, 2019, and the estimated fair value of the outstanding balance approximated the carrying value due to the short-term nature of LIBOR contracts.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$309,421	$292,669	$320,148	$292,500
Unsecured revolving credit facility	$18,000	$18,000	$67,500	$67,500

(1)

The carrying value for the Senior Notes, as presented at September 30, 2019, is net of the unamortized discount of $1.2 million, unamortized premium of $1.0 million, and unamortized debt issuance costs of $3.3 million. The carrying value for the Senior Notes, as presented at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the three and nine months ended September 30, 2019, the Company recognized real estate-related impairment adjustments of $3.6 million.  Of this amount, $1.7 million related to one homebuilding community and $1.9 million related to land under contract to sell.  The impairment adjustments were made using Level 3 inputs and assumptions, and the remaining carrying value of the real estate inventories subject to the impairment adjustments was $68.6 million.  For more information on real estate impairments, please refer to Note 4.

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

The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2019 and December 31, 2018, $27.7 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $5.6 million and $7.3 million, respectively, as of September 30, 2019 and December 31, 2018.

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

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2019 and December 31, 2018, the Company had outstanding surety bonds totaling $47.5 million and $50.5 million, respectively. The estimated remaining costs to complete of such improvements as of September 30, 2019 and December 31, 2018 were $23.4 million and $20.3 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners' associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use assets and lease liabilities are recorded on the condensed consolidated balance sheets. The depreciable lives of right-of-use assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use asset and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and lease liabilities are recorded in accrued expenses and other liabilities within our condensed consolidated balance sheets and total $2.3 million and $2.6 million, respectively, at September 30, 2019.

For the three and nine months ended September 30, 2019, lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$309	$929
Lease costs included in real estate inventories	103	472
Lease costs included in selling and marketing expenses	53	87
Net lease cost (1)	$465	$1,488

Other Information:
Lease cash flows (included in operating cash flows)(1)	$486	$1,539

(1)

Does not include the cost of short-term leases with terms of less than one year which totaled approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $0.1 and $0.2 for the three and nine months ended September 30, 2019, respectively.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2019	$499
2020	1,637
2021	511
2022	34
2023	18
Thereafter	2
Total lease payments(1)	$2,701
Less: Interest(2)	114
Present value of lease liabilities(3)	$2,587

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2019.

(3)	The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 2.1 years and 4.8%, respectively at September 30, 2019.

12. Related Party Transactions

During the three and nine months ended September 30, 2019 and 2018, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.2 million, $4.4 million, $1.3 million and $4.9 million, respectively. As of September 30, 2019 and December 31, 2018, $0.2 million and $0.4 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and nine months ended September 30, 2019 and 2018, the Company earned $0.5 million, $1.7 million, $0.9 million and $2.5 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, $0.2 million and $0.4 million, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is an owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and TNHC Russell Ranch LLC ("Russell Ranch"). The Company's investment in these two joint ventures was $10.3 million at September 30, 2019 and $6.5 million at December 31, 2018. A former member of the Company's board of directors who served during 2018 is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of September 30, 2019 and December 31, 2018, the Company's investment in these three unconsolidated joint ventures totaled $11.4 million and $12.0 million, respectively.  During the 2019 third quarter, the Bedford joint venture partners entered an agreement that increased the Company's funding obligation by $2.8 million over the existing contribution cap.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and nine months ended September 30, 2019 and 2018, the Company incurred $0.1 million,  $0.2 million, $0.1 million and $0.3 million, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0, $0, $0 and $0.4 million, respectively, for these services. Of these costs, $21,000 and $7,000 was due to TL Fab LP from the Company at September 30, 2019 and December 31, 2018, respectively, and $0 and $8,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at September 30, 2019 and December 31, 2018, respectively.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales ("ASC 360-20"), the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At September 30, 2019 and December 31, 2018, $0.2 million and $0.2 million, respectively, of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery"), Bedford and Russell Ranch unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.

The Company’s land purchase agreement with the Cannery provides for reimbursement of certain fee credits. The Company was reimbursed $0.1 million in fee credits from the Cannery during the three and nine months ended September 30, 2019 and $0 and $0.1 million in fee credits the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, $0 and $37,000, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term for one year and reduce his scope of services and compensation to $1,000 per month. At September 30, 2019, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement was a fee building contract pursuant to which the Company acted in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. Construction of the home was completed during the 2019 first quarter.  For its services, the Company received a contractor's fee and the Davis Family Trust reimbursed the Company's field overhead costs. During the three and nine months ended September 30, 2019 and 2018, the Company billed the Davis Family Trust $0, $0.5 million, $1.1 million and $1.8 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $0, $15,000, $33,000 and $50,000 of the total billings for the three and nine months ended September 30, 2019 and 2018, respectively. The Company recorded $5,000, $0.5 million, $1.1 million and $1.7 million for the three and nine months ended September 30, 2019 and 2018, respectively, for the costs of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At September 30, 2019 and December 31, 2018, the Company was due $0 and $0.6 million, respectively, from the Davis Family Trust for construction draws, which are included in due from affiliates in the accompanying condensed consolidated balance sheets.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provided that effective upon Mr. Stelmar's termination of employment, he became a non-employee director and received the compensation and was subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar was compensated $12,000, $48,000, $18,000 and $71,000 for the three and nine months ended September 30, 2019 and 2018, respectively.  Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during the 2019 first quarter.  Mr. Stelmar's vested stock options remain outstanding based on Mr. Stelmar's continued service as a Board member.  The contract expired in  August 2019 and was not extended.  At September 30, 2019 and December 31, 2018, no fees were due to Mr. Stelmar for his consulting services.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz is compensated $10,000 per month. The agreement terminates March 1, 2020 and may be extended upon mutual consent of the parties. At September 30, 2019, no fees were due to Mr. Redwitz for his consulting services.

During 2018, the Company had advances outstanding to an unconsolidated joint venture, Encore McKinley Village LLC. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the three and nine months ended September 30, 2018, the Company earned $0 and $0.1 million, respectively, in interest income on the unsecured promissory note which is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

The Company entered into two transactions in each of 2018 and 2017 to purchase land from affiliates of IHP, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors.

The first 2017 agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of September 30, 2019, the Company has taken down approximately two-thirds of the lots, paid $0.4 million in master marketing fees, and has a $0.3 million nonrefundable deposit outstanding on the remaining lots. The second 2017 transaction allowed the Company to purchase finished lots in Northern California which includes customary profit participation and was structured as an optioned takedown. The total purchase price, including the cost for the finished lot development and the option, was expected to be approximately $56.7 million, dependent on the timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period. During the 2019 second quarter, an unrelated third party entered into agreements to purchase from the IHP affiliate some of the lots under the Company's option.  The Company has in turn entered into an arrangement pursuant to which it shall purchase such lots on a rolling take down basis from such unrelated third party. The unrelated third party has agreed to purchase 67% of the lots originally under contract with the IHP affiliate and has closed on 55% of the lots originally under contract with the IHP affiliate. Following the purchase of the lots by the unrelated third party, the Company will not have any remaining lots to purchase from the IHP affiliate.  As of September 30, 2019, the Company (i) had a $1.0 million nonrefundable deposit with the IHP affiliate that will be applied to the Company's takedown of lots from the unrelated third party and (ii) has paid (A) $0.1 million for fees and costs, (B) $3.0 million in option payments, and (C) $18.0 million for the purchase of lots directly from the IHP affiliate.

The first 2018 agreement allows the Company to purchase finished lots in Northern California for a gross purchase price of $8.0 million with additional profit participation, marketing fees and certain reimbursements due to the seller as outlined in the agreement. As of September 30, 2019, the Company has taken down all of the lots, paid $0.3 million in master marketing fees and reimbursed the seller $0.2 million in costs related to this contract. The second 2018 agreement allows the Company to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. The Company has an outstanding, nonrefundable deposit of $0.3 million related to this contract and had not taken down any lots as of September 30, 2019.

In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one former member of the Company's board of directors for the option to purchase lots in phased takedowns. As of September 30, 2019, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.0 million with profit participation and master marketing fees due to seller as outlined in the contract. During the 2019 third quarter, the Company entered into an amendment to this agreement to reduce the gross purchase price of the land to $9.3 million. At September 30, 2019, the Company has taken down all of the contracted lots and the deposit was fully applied to the purchase and has paid $0.1 million in master marketing fees.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation and master marketing fees due to the seller pursuant to the agreement. At September 30, 2019, the Company had taken down approximately 42% of the optioned lots, paid $0.1 million in master marketing fees, and  $0.8 million of the deposit remained outstanding.

FMR LLC beneficially owned over 10% of the Company's common stock during 2018, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the three and nine months ended September 30, 2018, the Company paid Fidelity approximately $5,000 and $14,000, respectively, for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $2,000 and $6,000 for the three and nine months ended September 30, 2018, respectively, for record keeping and investment management services. For the three and nine months ended September 30, 2019, FMR LLC owned less than 10% of the Company's common stock.

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

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock option, restricted stock unit, and performance share unit awards under the 2016 Incentive Plan. As of September 30, 2019, 61,443 shares remain available for grant under the 2014 Incentive Plan and 836,117 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2019 and 2018 is presented below:

	Nine Months Ended September 30,
	2019		2018
	Number of Shares	Weighted-AverageExercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	821,470	$11.00	826,498	$11.00
Granted	249,283	$5.76	—	$—
Exercised	—	$—	—	$—
Forfeited	(2,736)	$11.00	(5,028)	$11.00
Outstanding, end of period	1,068,017	$9.78	821,470	$11.00
Exercisable, end of period	818,734	$11.00	821,470	$11.00

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock unit activity as of and for the nine months ended September 30, 2019 and 2018 is presented below:

	Nine Months Ended September 30,
	2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	469,227	$10.75	562,082	$10.72
Granted	448,468	$4.82	179,268	$11.24
Vested	(277,401)	$10.50	(271,875)	$11.02
Forfeited	(48,178)	$10.91	(248)	$10.05
Outstanding, end of period	592,116	$6.36	469,227	$10.75

A summary of the Company’s performance share unit activity as of and for the nine months ended September 30, 2019 and 2018 is presented below:

	Nine Months Ended September 30,
	2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	125,422	$11.68	—	$—
Granted (at target)	—	$—	125,422	$11.68
Vested	—	$—	—	$—
Forfeited	(26,882)	$11.68	—	$—
Outstanding, end of period (at target)	98,540	$11.68	125,422	$11.68

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Expense related to:
Stock options	$51	$—	$123	$—
Restricted stock units and performance share units	521	622	1,538	2,326
	$572	$622	$1,661	$2,326

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.0	—
Expected volatility	39.9%	—
Risk-free interest rate	2.5%	—
Expected dividends	—	—
Weighted-average grant date fair value	$2.43	$—

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that will vest ranges from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluate the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly and estimate the number of underlying units that are probable of being issued. Compensation expense for restricted stock unit and performance share unit awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards. At September 30, 2019, the probability of achieving the performance targets associated with the outstanding performance share unit awards was estimated to be 0%. Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.

At September 30, 2019, the amount of unearned stock-based compensation currently estimated to be expensed through 2022 is $3.2 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14. Income Taxes

For the three and nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.2 million and a provision of $0.1 million, respectively. Comparatively, the Company recorded an income tax provision of $0.9 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. The Company's effective tax rate for all periods differs from the federal statutory tax rates due to state income taxes, estimated deduction limitations (including executive compensation), and discrete items. The Company recorded a $0.4 million discrete provision in the first nine months of 2019 related to stock compensation and state tax rate changes while a $0.5 million discrete benefit was taken in the comparable 2018 period primarily related to energy credits.

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

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes and may sell land. Our fee building operations build homes and manage construction related activities on behalf of third-party property owners and our joint ventures. In addition, our corporate operations develop and implement strategic initiatives and support our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources. A portion of the expenses incurred by corporate are allocated to the fee building segment primarily based on its respective percentage of revenues and to each homebuilding segment based on its respective investment in and advances to unconsolidated joint ventures and real estate inventories balances. The assets of our fee building segment primarily consist of cash, restricted cash and contracts and accounts receivable. The majority of our corporate personnel and resources are primarily dedicated to activities relating to our homebuilding segment, and, therefore, the balance of any unallocated corporate expenses are allocated within our homebuilding reportable segments.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$103,679	$119,874	$319,841	$316,771
California land sales	24,573	—	24,573	—
Arizona home sales	15,102	—	38,590	—
Total homebuilding revenues	143,354	119,874	383,004	316,771
Fee building revenues, including management fees	22,262	39,240	64,209	121,129
Total revenues	$165,616	$159,114	$447,213	$437,900

Homebuilding pretax income (loss):
California	$(5,200)	$2,890	$(4,921)	$1,072
Arizona	(225)	(606)	(1,499)	(2,269)
Total homebuilding pretax income (loss)	(5,425)	2,284	(6,420)	(1,197)
Fee building pretax income, including management fees	647	1,116	1,556	3,268
Total pretax income (loss)	$(4,778)	$3,400	$(4,864)	$2,071

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding assets:
California	$486,864	$551,807
Arizona	96,004	86,205
Total homebuilding assets	582,868	638,012
Fee building assets	7,363	10,879
Corporate unallocated assets	33,656	47,206
Total assets	$623,887	$696,097

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$270	$7,000

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$14,882	$25,840	$170	$—	$40,892
Restricted cash	—	119	—	—	119
Contracts and accounts receivable	7	12,904	—	(360)	12,551
Intercompany receivables	245,981	—	—	(245,981)	—
Due from affiliates	—	390	—	—	390
Real estate inventories	—	506,298	—	—	506,298
Investment in and advances to unconsolidated joint ventures	—	32,566	—	—	32,566
Investment in subsidiaries	295,963	—	—	(295,963)	—
Other assets	18,592	12,444	35	—	31,071
Total assets	$575,425	$590,561	$205	$(542,304)	$623,887

Liabilities and equity
Accounts payable	$182	$23,377	$—	$—	$23,559
Accrued expenses and other liabilities	12,776	25,299	26	(353)	37,748
Intercompany payables	—	245,981	—	(245,981)	—
Due to affiliates	—	7	—	(7)	—
Unsecured revolving credit facility	18,000	—	—	—	18,000
Senior notes, net	309,421	—	—	—	309,421
Total liabilities	340,379	294,664	26	(246,341)	388,728
Total stockholders' equity	235,046	295,897	66	(295,963)	235,046
Non-controlling interest in subsidiary	—	—	113	—	113
Total equity	235,046	295,897	179	(295,963)	235,159
Total liabilities and equity	$575,425	$590,561	$205	$(542,304)	$623,887

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$28,877	$13,249	$147	$—	$42,273
Restricted cash	—	269	—	—	269
Contracts and accounts receivable	7	18,926	—	(668)	18,265
Intercompany receivables	192,341	—	—	(192,341)	—
Due from affiliates	—	1,218	—	—	1,218
Real estate inventories	—	566,290	—	—	566,290
Investment in and advances to unconsolidated joint ventures	—	34,330	—	—	34,330
Investment in subsidiaries	396,466	—	—	(396,466)	—
Other assets	18,643	14,812	—	(3)	33,452
Total assets	$636,334	$649,094	$147	$(589,478)	$696,097

Liabilities and equity
Accounts payable	$240	$39,151	$—	$—	$39,391
Accrued expenses and other liabilities	8,492	21,129	71	(664)	29,028
Intercompany payables	—	192,341	—	(192,341)	—
Due to affiliates	—	7	—	(7)	—
Unsecured revolving credit facility	67,500	—	—	—	67,500
Senior notes, net	320,148	—	—	—	320,148
Total liabilities	396,380	252,628	71	(193,012)	456,067
Total stockholders' equity	239,954	396,466	—	(396,466)	239,954
Non-controlling interest in subsidiary	—	—	76	—	76
Total equity	239,954	396,466	76	(396,466)	240,030
Total liabilities and equity	$636,334	$649,094	$147	$(589,478)	$696,097

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$118,781	$—	$—	$118,781
Land sales	—	24,573	—	—	24,573
Fee building	—	22,262	—	—	22,262
	—	165,616	—	—	165,616
Cost of Sales:
Home sales	—	105,810	(47)	—	105,763
Home sales impairments	—	1,700	—	—	1,700
Land sales	—	26,078	—	—	26,078
Land sales impairments	—	1,900	—	—	1,900
Fee building	—	21,615	—	—	21,615
	—	157,103	(47)	—	157,056

Gross Margin:
Home sales	—	11,271	47	—	11,318
Land sales	—	(3,405)	—	—	(3,405)
Fee building	—	647	—	—	647
	—	8,513	47	—	8,560
Selling and marketing expenses	—	(7,828)	—	—	(7,828)
General and administrative expenses	787	(6,148)	—	—	(5,361)
Equity in net loss of unconsolidated joint ventures	—	(63)	—	—	(63)
Equity in net loss of subsidiaries	(5,528)	—	—	5,528	—
Other income (expense), net	(48)	(38)	—	—	(86)
Pretax income (loss)	(4,789)	(5,564)	47	5,528	(4,778)
Benefit for income taxes	165	7	—	—	172
Net income (loss)	(4,624)	(5,557)	47	5,528	(4,606)
Net income attributable to non-controlling interest in subsidiary	—	—	(18)	—	(18)
Net income (loss) attributable to The New Home Company Inc.	$(4,624)	$(5,557)	$29	$5,528	$(4,624)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$119,874	$—	$—	$119,874
Fee building	—	39,240	—	—	39,240
	—	159,114	—	—	159,114
Cost of Sales:
Home sales	—	102,124	—	—	102,124
Fee building	—	38,124	—	—	38,124
	—	140,248	—	—	140,248

Gross Margin:
Home sales	—	17,750	—	—	17,750
Fee building	—	1,116	—	—	1,116
	—	18,866	—	—	18,866
Selling and marketing expenses	—	(9,206)	—	—	(9,206)
General and administrative expenses	1,183	(7,367)	—	—	(6,184)
Equity in net income of unconsolidated joint ventures	—	34	—	—	34
Equity in net income of subsidiaries	1,796	—	—	(1,796)	—
Other income (expense), net	(13)	(97)	—	—	(110)
Pretax income	2,966	2,230	—	(1,796)	3,400
Provision for income taxes	(507)	(437)	—	—	(944)
Net income	2,459	1,793	—	(1,796)	2,456
Net loss attributable to non-controlling interest in subsidiary	—	—	3	—	3
Net income attributable to The New Home Company Inc.	$2,459	$1,793	$3	$(1,796)	$2,459

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$358,431	$—	$—	$358,431
Land sales	—	$24,573	—	—	24,573
Fee building	—	64,209	—	—	64,209
	—	447,213	—	—	447,213
Cost of Sales:
Home sales	—	315,961	(104)	—	315,857
Home sales impairments	—	1,700	—	—	1,700
Land sales	—	26,078	—	—	26,078
Land sales impairments	—	1,900	—	—	1,900
Fee building	—	62,653	—	—	62,653
	—	408,292	(104)	—	408,188

Gross Margin:
Home sales	—	40,770	104	—	40,874
Land sales	—	(3,405)	—	—	(3,405)
Fee building	—	1,556	—	—	1,556
	—	38,921	104	—	39,025
Selling and marketing expenses	—	(26,190)	—	—	(26,190)
General and administrative expenses	838	(19,431)	—	—	(18,593)
Equity in net income of unconsolidated joint ventures	—	306	—	—	306
Equity in net loss of subsidiaries	(6,153)	—	—	6,153	—
Gain on early extinguishment of debt	969	—	—	—	969
Other income (expense), net	(216)	(165)	—	—	(381)
Pretax income (loss)	(4,562)	(6,559)	104	6,153	(4,864)
(Provision) benefit for income taxes	(477)	339	—	—	(138)
Net income (loss)	(5,039)	(6,220)	104	6,153	(5,002)
Net income attributable to non-controlling interest in subsidiary	—	—	(37)	—	(37)
Net income (loss) attributable to The New Home Company Inc.	$(5,039)	$(6,220)	$67	$6,153	$(5,039)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$316,771	$—	$—	$316,771
Fee building	—	121,129	—	—	121,129
	—	437,900	—	—	437,900
Cost of Sales:
Home sales	—	274,474	22	—	274,496
Fee building	—	117,861	—	—	117,861
	—	392,335	22	—	392,357

Gross Margin:
Home sales	—	42,297	(22)	—	42,275
Fee building	—	3,268	—	—	3,268
	—	45,565	(22)	—	45,543
Selling and marketing expenses	—	(25,311)	—	—	(25,311)
General and administrative expenses	382	(18,561)	(3)	—	(18,182)
Equity in net income of unconsolidated joint ventures	—	249	—	—	249
Equity in net income of subsidiaries	1,620	—	—	(1,620)	—
Other income (expense), net	63	(291)	—	—	(228)
Pretax loss	2,065	1,651	(25)	(1,620)	2,071
Benefit for income taxes	(131)	(20)	—	—	(151)
Net loss	1,934	1,631	(25)	(1,620)	1,920
Net loss attributable to non-controlling interest in subsidiary	—	—	14	—	14
Net loss attributable to The New Home Company Inc.	$1,934	$1,631	$(11)	$(1,620)	$1,934

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(46,448)	$105,016	$23	$—	$58,591
Investing activities:
Purchases of property and equipment	(11)	(15)	—	—	(26)
Contributions and advances to unconsolidated joint ventures	—	(5,083)	—	—	(5,083)
Contributions to subsidiaries from corporate	(69,925)	—	—	69,925	—
Distributions of capital from subsidiaries to corporate	164,275	—	—	(164,275)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	6,873	—	—	6,873
Net cash provided by investing activities	$94,339	$1,775	$—	$(94,350)	$1,764
Financing activities:
Borrowings from credit facility	40,000	—	—	—	40,000
Repayments of credit facility	(89,500)	—	—	—	(89,500)
Repurchase of senior notes	(10,856)	—	—	—	(10,856)
Contributions to subsidiaries from corporate	—	69,925	—	(69,925)	—
Distributions to corporate from subsidiaries	—	(164,275)	—	164,275	—
Repurchases of common stock	(1,042)	—	—	—	(1,042)
Tax withholding paid on behalf of employees for stock awards	(488)	—	—	—	(488)
Net cash used in financing activities	$(61,886)	$(94,350)	$—	$94,350	$(61,886)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,995)	12,441	23	—	(1,531)
Cash, cash equivalents and restricted cash – beginning of period	28,877	13,518	147	—	42,542
Cash, cash equivalents and restricted cash – end of period	$14,882	$25,959	$170	$—	$41,011

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(46,038)	$(89,209)	$(20)	$(701)	$(135,968)
Investing activities:
Purchases of property and equipment	(27)	(188)	—	—	(215)
Contributions and advances to unconsolidated joint ventures	—	(12,670)	—	—	(12,670)
Contributions to subsidiaries from corporate	(205,459)	—	—	205,459	—
Distributions of capital from subsidiaries to corporate	112,374	—	—	(112,374)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	14,316	—	—	14,316
Interest collected on advances to unconsolidated joint ventures	—	178	—	—	178
Net cash (used in) provided by investing activities	$(93,112)	$1,636	$—	$93,085	$1,609
Financing activities:
Borrowings from credit facility	115,000	—	—	—	115,000
Repayments of credit facility	(53,000)	—	—	—	(53,000)
Contributions to subsidiaries from corporate	—	205,459	—	(205,459)	—
Distributions to corporate from subsidiaries	—	(113,075)	—	113,075	—
Repurchases of common stock	(5,764)	—	—	—	(5,764)
Tax withholding paid on behalf of employees for stock awards	(982)	—	—	—	(982)
Net cash provided by financing activities	$55,254	$92,384	$—	$(92,384)	$55,254
Net (decrease) increase in cash, cash equivalents and restricted cash	(83,896)	4,811	(20)	—	(79,105)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$15,690	$29,007	$168	$—	$44,865

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including home sales gross margin before impairments (or homebuilding gross margin before impairments), home sales gross margin before impairments percentage, Adjusted EBITDA, Adjusted EBITDA margin percentage, ratio of Adjusted EBITDA to total interest incurred, net debt, ratio of net debt-to-capital, adjusted net income (loss), adjusted net income (loss) per diluted share, general and administrative costs excluding severance charges, general and administrative costs excluding severance charges as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding severance charges, selling, marketing and general and administrative costs excluding severance charges as a percentage of home sales revenue, adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of home sales) and adjusted homebuilding gross margin percentage.  For a reconciliation of home sales gross margin before impairments (or homebuilding gross margin before impairments), adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of home sales), home sales gross margin before impairments percentage and adjusted homebuilding gross margin percentage to the comparable GAAP measures please see "-- Results of Operations - Homebuilding Gross Margin."  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios." For a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP measure, please see "-- Overview."  For a reconciliation of general and administrative costs excluding severance charges, general and administrative expenses excluding severance charges as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding severance charges and selling, marketing and general and administrative expenses excluding severance charges as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses."

Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Revenues:
Home sales	$118,781	$119,874	$358,431	$316,771
Land sales	24,573	—	24,573	—
Fee building, including management fees from unconsolidated joint ventures of $524, $859, $1,686 and $2,511, respectively	22,262	39,240	64,209	121,129
	165,616	159,114	447,213	437,900
Cost of Sales:
Home sales	105,763	102,124	315,857	274,496
Home sales impairments	1,700	—	1,700	—
Land sales	26,078	—	26,078	—
Land sales impairments	1,900	—	1,900	—
Fee building	21,615	38,124	62,653	117,861
	157,056	140,248	408,188	392,357
Gross Margin:
Home sales	11,318	17,750	40,874	42,275
Land sales	(3,405)	—	(3,405)	—
Fee building	647	1,116	1,556	3,268
	8,560	18,866	39,025	45,543

Home sales gross margin	9.5%	14.8%	11.4%	13.3%
Home sales gross margin before impairments (1)	11.0%	14.8%	11.9%	13.3%
Land sales gross margin	(13.9)%	NA	(13.9)%	NA
Fee building gross margin	2.9%	2.8%	2.4%	2.7%

Selling and marketing expenses	(7,828)	(9,206)	(26,190)	(25,311)
General and administrative expenses	(5,361)	(6,184)	(18,593)	(18,182)
Equity in net income (loss) of unconsolidated joint ventures	(63)	34	306	249
Gain on early extinguishment of debt	—	—	969	—
Other income (expense), net	(86)	(110)	(381)	(228)
Pretax income (loss)	(4,778)	3,400	(4,864)	2,071
(Provision) benefit for income taxes	172	(944)	(138)	(151)
Net income (loss)	(4,606)	2,456	(5,002)	1,920
Net (income) loss attributable to non-controlling interest	(18)	3	(37)	14
Net income (loss) attributable to The New Home Company Inc.	$(4,624)	$2,459	$(5,039)	$1,934

Interest incurred	$6,978	$7,270	$22,345	$20,598
Adjusted EBITDA(2)	$9,511	$10,206	$27,536	$20,333
Adjusted EBITDA margin percentage(2)	5.7%	6.4%	6.2%	4.6%

	LTM(3) Ended September 30,
	2019	2018
Interest incurred	$30,124	$27,359
Adjusted EBITDA(2)	$47,101	$48,970
Adjusted EBITDA margin percentage (2)	7.0%	6.4%
Ratio of Adjusted EBITDA to total interest incurred (2)	1.6x	1.8x

(1)

Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
	(Dollars in thousands)
Home sales revenue	$118,781	100.0%	$119,874	100.0%	$358,431	100.0%	$316,771	100.0%
Cost of home sales	107,463	90.5%	102,124	85.2%	317,557	88.6%	274,496	86.7%
Homebuilding gross margin	11,318	9.5%	17,750	14.8%	40,874	11.4%	42,275	13.3%
Add: Home sales impairments	1,700	1.5%	—	—%	1,700	0.5%	—	—%
Homebuilding gross margin before impairments	$13,018	11.0%	$17,750	14.8%	$42,574	11.9%	$42,275	13.3%

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

					LTM(3) Ended
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Net income (loss)	$(4,606)	$2,456	$(5,002)	$1,920	$(21,152)	$12,390
Add:
Interest amortized to cost of sales and equity in net income (loss) of unconsolidated joint ventures	8,038	4,329	19,270	10,892	28,286	16,230
Provision (benefit) for income taxes	(172)	944	138	151	(6,088)	11,373
Depreciation and amortization	1,966	1,851	7,008	4,497	9,142	4,602
Amortization of stock-based compensation	572	622	1,661	2,326	2,425	3,043
Cash distributions of income from unconsolidated joint ventures	40	—	319	715	319	715
Severance charges	—	—	1,788	—	1,788	—
Noncash inventory impairments and abandonments	3,610	38	3,629	81	13,754	1,126
Less:
Gain on early extinguishment of debt	—	—	(969)	—	(969)	—
Equity in net (income) loss of unconsolidated joint ventures	63	(34)	(306)	(249)	19,596	(509)
Adjusted EBITDA	$9,511	$10,206	$27,536	$20,333	$47,101	$48,970
Total Revenue	$165,616	$159,114	$447,213	$437,900	$676,879	$762,002
Adjusted EBITDA margin percentage	5.7%	6.4%	6.2%	4.6%	7.0%	6.4%
Interest incurred	$6,978	$7,270	$22,345	$20,598	$30,124	$27,359
Ratio of Adjusted LTM(3) EBITDA to total interest incurred					1.6x	1.8x

(3)	"LTM" indicates amounts for the trailing 12 months.

Overview

During the 2019 third quarter, the Company continued to make progress with generating operating cash flow, deleveraging our balance sheet and improving our SG&A efficiency.  Cash flow from operations for the 2019 quarter totaled $39.7 million and contributed to a $48.0 million repayment of debt that resulted in a debt-to-capital ratio of 58.2% and a net debt-to-capital ratio of 54.9%*, a 280 basis point sequential improvement from the 2019 second quarter.  Additionally, our SG&A ratio decreased 170 basis points from the prior year quarter thanks to lower selling and marketing expenses and a more streamlined cost structure.

Home sales revenue for the 2019 third quarter was $118.8 million, essentially flat with the 2018 third quarter.  However, for the 2019 year-to-date period, home sales revenue and home deliveries were up 13% and 20%, respectively, over the comparable 2018 period.  The Company’s 2019 third quarter monthly sales absorption rate was 2.0, driven primarily by our more-affordable, entry-level communities which had a monthly sales absorption rate of 3.3.  We continue to see the benefits of transitioning to lower price points and this more affordable product represents the majority of the lots in our pipeline for upcoming community openings.

Total revenues for the 2019 third quarter were $165.6 million, which included $24.6 million of land sales revenues, as compared to $159.1 million in the prior year period. During the quarter, the Company realized a $4.8 million pretax loss as compared to pretax income of $3.4 million in the prior year period.  The 2019 third quarter included $3.6 million of inventory impairments, $1.9 million of which related to a future land sale that closed in the 2019 fourth quarter, and a $1.5 million loss on land sales that closed during the third quarter.  The revenue associated with the 2019 fourth quarter land sale is approximately $16 million.  Net loss attributable to the Company for the 2019 third quarter was $4.6 million, or $(0.23) per diluted share, compared to net income of $2.5 million, or $0.12 per diluted share, in the prior year period. Adjusted net income for the 2019 third quarter, after excluding $3.6 million in pretax inventory impairment charges and a $1.5 million pretax loss on land sales, was $0.2 million*, or $0.01* per diluted share.  The year-over-year decrease in net income was primarily attributable to $3.6 million in impairments, a $1.5 million loss on land sales, a 530 basis point decline in home sales gross margin percentage (a 380 basis point decline before impairments*), and a decrease in fee building revenues.  These items were partially offset by a 170 basis point improvement in our SG&A rate.

We continue to take steps to lower our cost structure, strengthen our balance sheet, pursue opportunities to reduce our leverage and thoughtfully allocate resources to best position the Company for long-term success. The Company ended the quarter with $40.9 million in cash and cash equivalents and $327.4 million in debt, of which $18.0 million was outstanding under its revolving credit facility. As of September 30, 2019 the Company's debt-to-capital ratio was 58.2% and its net debt-to-capital ratio was 54.9%*.

*Net debt-to-capital ratio, adjusted net income, adjusted net income per diluted share, and home sales gross margin percentage before impairments are non-GAAP measures. For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of adjusted net income and adjusted net income per diluted share to the appropriate GAAP measures, please see below.  For a reconciliation of home sales gross margin before impairments percentage (or homebuilding gross margin before impairments percentage) to the appropriate GAAP measure, please see "--Results of Operations - Homebuilding Gross Margin."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net income (loss) attributable to The New Home Company Inc.	$(4,624)	$2,459	$(5,039)	$1,934
Inventory impairments and loss on land sales, net of tax	4,866	—	4,835	—
Adjusted net income (loss) attributable to The New Home Company Inc.	$242	$2,459	$(204)	$1,934

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.23)	$0.12	$(0.25)	$0.09
Diluted	$(0.23)	$0.12	$(0.25)	$0.09

Adjusted earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$0.01	$0.12	$(0.01)	$0.09
Diluted	$0.01	$0.12	$(0.01)	$0.09

Weighted average shares outstanding for adjusted earnings (loss) per share:
Basic	20,096,969	20,693,473	20,051,751	20,859,402
Diluted	20,110,395	20,762,441	20,051,751	20,970,050

Inventory impairments	$3,600	$—	$3,600	$—
Loss on land sales	1,505	—	1,505	—
Less: Related tax benefit	(239)	—	(270)	—
Inventory impairments and loss on land sales, net of tax	$4,866	$—	$4,835	$—

Results of Operations

Net New Home Orders

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
	2019	2018	Amount	%	2019	2018	Amount	%

Net new home orders:
Southern California	68	75	(7)	(9)%	216	248	(32)	(13)%
Northern California	52	42	10	24%	150	189	(39)	(21)%
Arizona	4	15	(11)	(73)%	24	30	(6)	(20)%
Total net new home orders	124	132	(8)	(6)%	390	467	(77)	(16)%

Selling communities at end of period:
Southern California					11	13	(2)	(15)%
Northern California					9	5	4	80%
Arizona					2	2	—	—%
Total selling communities					22	20	2	10%

Monthly sales absorption rate per community: (1)
Southern California	2.1	2.0	0.1	5%	2.0	2.5	(0.5)	(20)%
Northern California	2.3	2.3	—	—%	2.2	3.2	(1.0)	(31)%
Arizona	0.7	2.5	(1.8)	(72)%	1.3	2.3	(1.0)	(43)%
Total monthly sales absorption rate per community (1)	2.0	2.2	(0.2)	(9)%	2.0	2.7	(0.7)	(26)%

Average selling communities:
Southern California	11	12	(1)	(8)%	12	11	1	9%
Northern California	8	6	2	33%	8	7	1	14%
Arizona	2	2	—	—%	2	1	1	100%
Total average selling communities	21	20	1	5%	22	19	3	16%

Cancellation rate	11%	12%	(1)%	NA	11%	8%	3%	NA

(1) Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2019 third quarter decreased 6% primarily as the result of a 9% decline in the monthly sales absorption rate compared to the 2018 third quarter. The decrease in net orders and the monthly absorption rates was driven primarily by the lower absorption rate from our Arizona operation largely due to a lack of inventory at our Belmont community in Gilbert, AZ which was nearly sold out as of the beginning of the 2019 third quarter.  Our combined absorption rate for California was flat as compared to the prior year.  In addition, the 2019 third quarter monthly sales absorption rates improved sequentially each month within the quarter.  We believe the sequential improvement in demand and orders throughout the third quarter was driven largely by the recent decline in mortgage interest rates and the impact of higher incentives.  A 5% year-over-year increase in average selling communities partially offset the slightly lower sales pace for the 2019 third quarter and resulted in an ending community count of 22 compared to 20 for the prior year period.

Demand during the 2019 third quarter was strongest for the Company's more-affordable product with the monthly absorption rate improving to 3.3 for our entry-level product.  The sales pace for our entry-level product was led by three recently opened communities, one popular community of attached court homes located in Southern California's Inland Empire and two Northern California communities within a masterplan community in Vacaville.  The 2018 third quarter benefited from strong order volume from our Gilbert, AZ community which was nearly sold out by the start of the 2019 third quarter.  The 2019 third quarter monthly absorption rates for Southern California and Northern California remained fairly consistent with the 2018 third quarter absorption rates, with a slight increase in Southern California primarily due to strong sales at the recently-opened, Inland Empire community discussed above and our multifamily condominium community in Playa Vista.

Net new home orders for the nine months ended September 30, 2019 decreased 16% as compared to the same period in 2018 primarily as a result of a 26% decline in the monthly sales absorption rate due to weaker buyer demand in the first half of 2019.  This gap in demand tightened in the 2019 third quarter and we believe was driven in large part by lower interest rates and higher incentives.  A 16% increase in average selling communities partially offset the slower sales pace for the nine months ended September 30, 2019.  Demand was strongest during the nine months ended September 30, 2019, for our more-affordable, entry-level product, with a monthly sales pace of 3.3 per community compared to a total of 2.0 per community for the Company.

During the nine months ended September 30, 2019, the 31% decrease in Northern California's monthly absorption rate from the same period in 2018 was driven by Bay Area communities where current buyer affordability constraints impacted new orders compared to the strong sales volume experienced in the first nine months of 2018.  The decrease in Southern California's year-to-date monthly absorption rate for the nine months ended September 30, 2019 compared to 2018 was attributable to the overall run up in home prices and a slowdown in demand from foreign national buyers in the market and additionally impacted by solid initial order activity in the 2018 period from three newly-opened communities.  The Arizona monthly absorption rate for the nine months ended September 30, 2019 was down to 1.3 as compared to 2.3 for the prior year period as a result of the sales pace slowdown at our Gilbert, AZ community discussed above.

The Company's cancellation rate for the 2019 third quarter was 11%, down slightly from 12% for the 2018 third quarter. The cancellation rate for the nine months ended September 30, 2019 was also 11%, an increase from 8% for the comparable prior year period. Our cancellation rate has increased moderately with our transition to lower price points where buyers are often times more credit challenged than a luxury or move-up buyer. All of the communities that opened during the last twelve months ended September 30, 2019, offer base pricing of $600,000 or less.

Backlog

	As of September 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	88	$91,538	$1,040	139	$155,054	$1,115	(37)%	(41)%	(7)%
Northern California	92	64,889	705	140	123,912	885	(34)%	(48)%	(20)%
Arizona	27	29,351	1,087	30	31,856	1,062	(10)%	(8)%	2%
Total	207	$185,778	$897	309	$310,822	$1,006	(33)%	(40)%	(11)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of September 30, 2019 was down 33% as compared to the prior year period primarily due to a lower number of beginning backlog units coupled with a higher backlog conversion rate for the 2019 third quarter.  Our backlog conversion rate was 60% for the 2019 third quarter compared to 42% for the year ago period.  The increase in the conversion rate resulted from the Company's move to more affordably priced product, which generally has quicker build cycles, as well as the Company's success in selling and delivering a higher number of spec homes. The decline in backlog dollar value was also impacted, to a lesser extent, by an 11% decrease in average selling price mainly caused by a shift in Northern California backlog units from the higher-priced Bay Area to more affordable communities in the Sacramento region.

The 37% decrease in ending backlog units in Southern California at September 30, 2019 was primarily due to lower beginning backlog units for the 2019 third quarter resulting from slower monthly absorption rates in the first half of the year and an increase in the backlog conversation rate to 77% from 54% for the 2018 third quarter.  The mix of homes in Southern California backlog at September 30, 2019 shifted from the prior year quarter-end and drove a 7% decrease in average selling price, and when combined with the decrease in units, resulted in a 41% decline in backlog dollar value for the market.  Ending backlog units for Northern California at September 30, 2019 were down year-over-year due to 44% fewer units in beginning backlog and a higher backlog conversation rate as compared to the 2018 third quarter.  These factors were partially offset by a 24% increase in Northern California's net new orders for the 2019 third quarter.  Average selling price of homes in backlog at September 30, 2019 dropped the most in Northern California from the prior period due to the shift in homes to more affordable communities in the Sacramento region versus higher-priced Bay Area homes.  Notwithstanding a higher number of units in beginning backlog for the 2019 third quarter, Arizona ending backlog at September 30, 2019 was down from the prior year period due to a decrease in net new orders at our Gilbert community, which had very little inventory remaining to start the quarter, and an increase in backlog conversion as deliveries had not commenced at the end of the 2018 third quarter.

Lots Owned and Controlled

	As of September 30,		Increase/(Decrease)
	2019	2018	Amount	%
Lots Owned:
Southern California	537	545	(8)	(1)%
Northern California	661	699	(38)	(5)%
Arizona	281	299	(18)	(6)%
Total	1,479	1,543	(64)	(4)%
Lots Controlled:(1)
Southern California	482	292	190	65%
Northern California	490	579	(89)	(15)%
Arizona	477	489	(12)	(2)%
Total	1,449	1,360	89	7%
Total Lots Owned and Controlled - Wholly Owned	2,928	2,903	25	1%
Fee Building Lots(2)	1,173	959	214	22%

(1)

Includes lots that we control under purchase and sale agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled increased 1% year-over-year to 2,928 lots, of which 49% were controlled through option contracts compared to 47% optioned in the prior year period. The slight increase in wholly owned lots owned and controlled was primarily due to executed contracts for new developments in Southern California's Inland Empire, and to a lesser extent, new developments across Northern California during the last twelve months ended September 30, 2019. These increases were partially offset by an increase in home deliveries and lot sales compared to the same period ending September 30, 2018

The increase in fee building lots at September 30, 2019 as compared to the prior year period was primarily attributable to new contracts entered into during the last twelve months ended September 30, 2019, for 600 lots located in Irvine, California with our largest customer. These fee lot additions were partially offset by the delivery of 386 homes to customers in the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended September 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	66	$63,533	$963	75	$72,232	$963	(12)%	(12)%	—%
Northern California	45	40,146	892	55	47,642	866	(18)%	(16)%	3%
Arizona	13	15,102	1,162	—	—	NA	NA	NA	NA
Total	124	$118,781	$958	130	$119,874	$922	(5)%	(1)%	4%

	Nine Months Ended September 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	218	$223,660	$1,026	180	$204,090	$1,134	21%	10%	(10)%
Northern California	126	96,181	763	131	112,681	860	(4)%	(15)%	(11)%
Arizona	30	38,590	1,286	—	—	NA	NA	NA	NA
Total	374	$358,431	$958	311	$316,771	$1,019	20%	13%	(6)%

New home deliveries decreased 5% for the 2019 third quarter compared to the prior year period. The decrease in deliveries was the result of the reduction in net new orders driven by slower absorption rates, partially offset by a higher backlog conversion rate for the 2019 third quarter compared to the 2018 third quarter from our success in selling and delivering more speculative homes. Home sales revenue for the three months ended  September 30, 2019 was nearly flat with the prior year period as a 4% increase in average selling price almost offset the slight decrease in revenue from six fewer units delivered.  The higher year-over-year average selling price was influenced by mix, particularly with the addition of Arizona deliveries in the 2019 third quarter where the average selling price exceeded $1.0 million for the third quarter.

The 12% decrease in Southern California home sales revenue was proportionate to the decline in units delivered.  Average selling price in Southern California was consistent year-over-year notwithstanding the delivery mix shift from higher-priced, closed-out communities in Orange County in the 2018 third quarter to more deliveries from affordable product communities within the Inland Empire in the 2019 third quarter.  In Northern California, the 18% decline in homes delivered was partially offset by a 3% increase in average selling price which resulted in a 16% decrease in home sales revenue for the 2019 third quarter.  The improvement in average selling price was primarily attributable to a price increase at a townhome project in Milpitas, CA, partially offset by a shift in deliveries to more affordably priced homes in the Sacramento region.

New home deliveries increased 20% for the nine months ended September 30, 2019 compared to the prior year period primarily due to a higher number of beginning backlog units and higher backlog conversion with the delivery of more spec homes, which was partially offset by a 16% decrease in net new orders that resulted from a slower sales pace during the 2019 period. Home sales revenue for the nine months ended September 30, 2019 increased 13% compared to the same period in 2018, primarily due to the increase in new home deliveries, partially offset by a 6% decrease in average sales price per delivery for the period. Average selling price was down in Southern California due to the 2018 period including deliveries from several higher-priced, closed-out Orange County communities. Average selling price in Northern California for the nine months ended September 30, 2019, declined year-over-year due to the significant increase in deliveries from more affordable communities in Sacramento and fewer Bay Area deliveries, which generally are high-priced.

Homebuilding Gross Margin

Homebuilding gross margin for the 2019 third quarter was 9.5% and included $1.7 million in noncash inventory impairment charges as compared to 14.8% for the prior year period.  The inventory impairment was related to one higher-priced community within the Inland Empire in Southern California that required more incentives than originally expected.   Excluding home sales impairments, our home sales gross margin for the 2019 third quarter was 11.0% as compared to 14.8% for the prior year period.  The 380 basis point decline was primarily due to higher interest costs resulting from slower sales absorption rates, higher incentives due to weaker buyer demand, and a product mix shift.  Adjusted homebuilding gross margin, which excludes impairments and interest in cost of home sales, for the 2019 third quarter was 16.2% versus 18.4% for the 2018 third quarter. Homebuilding gross margin excluding impairments and adjusted homebuilding gross margin are non-GAAP measures. See the table below reconciling these non-GAAP financial measures to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of impairments and interest in cost of sales, the 220 basis point decrease was due to higher incentives across all markets and a product mix shift.

Homebuilding gross margin for the nine months ended September 30, 2019 was 11.4% versus 13.3% in the prior period. The 2019 period included $1.7 million in noncash inventory impairment charges as discussed above while the 2018 period included no impairments.  Excluding impairments, homebuilding gross margin was 11.9% compared to 13.3% for the nine months ended September 30, 2019 and 2018, respectively.  The 140 basis point decrease was primarily due to higher interest costs and incentives, which were partially offset by product mix shift. Adjusted homebuilding gross margin, which excludes impairments and interest in cost of home sales, was 16.7% and 16.8% for the nine months ended September 30, 2019 and 2018, respectively. The 10 basis point decrease in adjusted homebuilding gross margin was primarily a result of higher incentives for the 2019 period, largely offset by a product mix shift.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
	(Dollars in thousands)
Home sales revenue	$118,781	100.0%	$119,874	100.0%	$358,431	100.0%	$316,771	100.0%
Cost of home sales	107,463	90.5%	102,124	85.2%	317,557	88.6%	274,496	86.7%
Homebuilding gross margin	11,318	9.5%	17,750	14.8%	40,874	11.4%	42,275	13.3%
Add: Home sales impairments	1,700	1.5%	—	—%	1,700	0.5%	—	—%
Homebuilding gross margin before impairments(1)	13,018	11.0%	17,750	14.8%	42,574	11.9%	42,275	13.3%
Add: Interest in cost of home sales	6,167	5.2%	4,296	3.6%	17,320	4.8%	10,810	3.5%
Adjusted homebuilding gross margin(1)	$19,185	16.2%	$22,046	18.4%	$59,894	16.7%	$53,085	16.8%

(1)

Homebuilding gross margin before impairments (also referred to as homebuilding gross margin excluding impairments) and adjusted homebuilding gross margin (or homebuilding gross margin excluding impairments and interest in cost of home sales) are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that impairments, leverage, and our cost of debt capital have on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Land Sales

During the three and nine months ended September 30, 2019, the Company sold two land parcels in Northern California that generated $24.6 million in land sales revenue compared to no land sales revenue for the same periods in 2018.  In connection with these land sales, the Company recorded a pretax loss of $1.5 million.  In addition, the Company sold a third land parcel, also in Northern California, in October of 2019 for which a $1.9 million impairment charge was recorded in the 2019 third quarter.  Proceeds for the October 2019 land sale totaled $16.6 million.

Fee Building

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
	(Dollars in thousands)
Fee building revenues	$22,262	100.0%	$39,240	100.0%	$64,209	100.0%	$121,129	100.0%
Cost of fee building	21,615	97.1%	38,124	97.2%	62,653	97.6%	117,861	97.3%
Fee building gross margin	$647	2.9%	$1,116	2.8%	$1,556	2.4%	$3,268	2.7%

In the 2019 third quarter, fee building revenues decreased 43% from the prior year period, driven by a decrease in construction activity at fee building communities in Irvine, California due to lower demand levels in that market. Additionally, management fees from joint ventures and construction management fees from third parties, which are included in fee building revenue, decreased year-over-year by $0.7 million for the 2019 third quarter. Included in fee building revenues for the three months ended September 30, 2019 and 2018 were (i) $21.3 million and $37.5 million of billings to land owners, respectively, and (ii) $1.0 million and $1.7 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended September 30, 2019 and 2018, one customer comprised 96% and 93%, respectively, of fee building revenue.

The cost of fee building decreased in the 2019 third quarter compared to the prior year period primarily due to the decrease in fee building activity mentioned above and to a lesser extent, lower allocated G&A expenses. The amount of G&A expenses included in the cost of fee building was $1.2 million and $1.9 million for the 2019 and 2018 third quarters, respectively. Fee building gross margin decreased to $0.6 million for the three months ended September 30, 2019 from $1.1 million in the prior year period primarily due to lower fee billings and reduced management fees, partially offset by lower allocated G&A expenses.

For the nine months ended September 30, 2019, fee building revenues decreased 47% from the prior year period, driven by the previously noted decrease in construction activity at fee building communities in Irvine, California. Included in fee building revenues for the nine months ended September 30, 2019 and 2018 were (i) $60.9 million and $117.0 million of billings to land owners, respectively, and (ii) $3.3 million and $4.1 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the nine months ended September 30, 2019 and 2018, one customer comprised 94% and 95%, respectively, of fee building revenue.

The cost of fee building decreased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the decrease in fee building activity mentioned above and to a lesser extent, lower allocated G&A expenses. The amount of G&A expenses included in the cost of fee building was $4.2 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. Fee building gross margin decreased to $1.6 million for the nine months ended September 30, 2019 from $3.3 million in the prior year period primarily due to lower fee billings and reduced joint venture management fees, offset partially by lower allocated G&A expenses.

Selling, General and Administrative Expenses

	Three Months Ended		As a Percentage of		Nine Months Ended		As a Percentage of
	September 30,		Home Sales Revenue		September 30,		Home Sales Revenue
	2019	2018	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Selling and marketing expenses	$7,828	$9,206	6.6%	7.7%	$26,190	$25,311	7.3%	8.0%
General and administrative expenses ("G&A")	5,361	6,184	4.5%	5.1%	18,593	18,182	5.2%	5.7%
Total selling, marketing and G&A ("SG&A")	$13,189	$15,390	11.1%	12.8%	$44,783	$43,493	12.5%	13.7%

G&A	$5,361	$6,184	4.5%	5.1%	$18,593	$18,182	5.2%	5.7%
Less: Severance charges	—	—	—%	—%	(1,788)	—	(0.5)%	—%
G&A, excluding severance charges	$5,361	$6,184	4.5%	5.1%	$16,805	$18,182	4.7%	5.7%

Selling and marketing expenses	$7,828	$9,206	6.6%	7.7%	$26,190	$25,311	7.3%	8.0%
G&A, excluding severance charges	5,361	6,184	4.5%	5.1%	16,805	18,182	4.7%	5.7%
SG&A, excluding severance charges	$13,189	$15,390	11.1%	12.8%	$42,995	$43,493	12.0%	13.7%

During the 2019 third quarter, our SG&A rate as a percentage of home sales revenue was 11.1% versus 12.8% for the same period in 2018. The 170 basis point improvement was primarily due to reduced personnel expenses, more efficient marketing and advertising spend, and lower co-broker commissions as compared to the prior year.  These items were partially offset by a reduction in the amount of G&A expenses allocated to fee building cost of sales due to lower fee building activity and joint venture management fees.

During the nine months ended September 30, 2019, our SG&A rate as a percentage of home sales revenue was 12.5%, down 120 basis points from the comparable prior year period. The 2019 period included $1.8 million in pretax severance charges taken in the 2019 first quarter related to right-sizing our operations by reducing headcount, including the departure of one of our executive officers. Excluding these charges, the Company's SG&A rate for the nine months ended September 30, 2019 was 12.0% compared to 13.7% in the prior year period. The 170 basis point improvement was due to better leverage from higher home sales revenue, and to a lesser extent, a reduction in marketing and advertising spend, and G&A expenses. Offsetting these items was higher amortization of capitalized selling and marketing costs during the nine months ended September 30, 2019, due to the timing of certain higher-end model home openings. SG&A excluding severance charges as a percentage of home sales revenue is a non-GAAP measure. See the table above reconciling this non-GAAP financial measure to SG&A as a percentage of home sales revenue, the nearest GAAP equivalent.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of September 30, 2019 and 2018, we had ownership interests in 10 unconsolidated joint ventures, of which five have active homebuilding or land development operations. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.

The Company’s share of joint venture loss for the 2019 third quarter was $63,000 as compared to $34,000 in income for the 2018 period. For the nine months ended September 30, 2019 and 2018, the Company's share of joint venture income was $0.3 million and $0.2 million, respectively. The year-over-year decrease in joint venture income for the 2019 third quarter reflects higher land sales revenue in the 2018 third quarter.  The increase in joint venture income for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase in home deliveries and home sales revenue at our Mountain Shadows luxury community in Paradise Valley, AZ.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is recognized in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
	2019	2018	Amount	%	2019	2018	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Operational Data
Net new home orders	23	41	(18)	(44)%	87	119	(32)	(27)%
New homes delivered	26	24	2	8%	116	92	24	26%
Average sales price of homes delivered	$852	$1,038	(186)	(18)%	$956	$936	20	2%

Home sales revenue	$22,155	$24,903	$(2,748)	(11)%	$110,849	$86,081	$24,768	29%
Land sales revenue	13,654	30,564	(16,910)	(55)%	26,325	35,278	(8,953)	(25)%
Total revenues	$35,809	$55,467	$(19,658)	(35)%	$137,174	$121,359	$15,815	13%
Net income (loss)	$(262)	$(169)	$(93)	(55)%	$2,041	$349	$1,692	485%

Selling communities at end of period					4	7	(3)	(43)%
Backlog (dollar value)					$44,351	$93,278	$(48,927)	(52)%
Backlog (homes)					47	107	(60)	(56)%
Average sales price of backlog					$944	$872	$72	8%

Homebuilding lots owned and controlled					95	249	(154)	(62)%
Land development lots owned and controlled					1,846	1,913	(67)	(4)%
Total lots owned and controlled					1,941	2,162	(221)	(10)%

Gain on Early Extinguishment of Debt

During the nine months ended September 30, 2019, the Company repurchased and retired approximately $12.0 million at 90.58% of face value of its 7.25% Senior Notes due 2022 for a cash payment of approximately $10.9 million.  The Company recognized a total gain on early extinguishment of debt of $1.0 million and wrote off approximately $160,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired during 2019.

Provision/Benefit for Income Taxes

For the 2019 third quarter, the Company recorded a $0.2 million benefit for income taxes compared to $0.9 million provision for the 2018 third quarter. For the nine months ended September 30, 2019, the Company recorded an income tax provision of $0.1 million compared to a $0.2 million provision for the comparable prior year period. For the three and nine months ended September 30, 2019, the Company's effective tax rates differ from the federal statutory rate primarily due to state income taxes, the impact of expected deduction limitations related to executive compensation, and discrete items.  For the three and nine months ended September 30, 2019, discrete provisions recorded were $50,000 and $0.4 million, respectively, and related to lower realized stock compensation expense and state tax rate changes.  The Company's effective tax rates for the three and nine months ended September 30, 2018, differed from the federal statutory rate due to state income taxes, estimated deduction limitations, and discrete items. Discrete items comprised a $0.1 million and $0.5 million tax benefit for the three and nine months ended September 30, 2018, respectively, and were primarily related to benefits from energy tax credits that were extended in February 2018 for 2017 closings and, to a lesser extent, an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut.

Liquidity and Capital Resources

Overview

Our principal sources of capital for the nine months ended September 30, 2019 were cash generated from home and land sales activities, borrowing from our credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the nine months ended September 30, 2019 were land purchases, land development, home construction, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and bonds, paydowns on our credit facility, and payment of operating expenses, interest and routine liabilities.

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

During the three and nine months ended September 30, 2019, we generated cash flows from operating activities of $39.7 million and $58.6 million, respectively.  We ended the third quarter of 2019 with $40.9 million of cash and cash equivalents, a $1.4 million decrease from December 31, 2018.  We expect to generate cash during the 2019 fourth quarter from the sale of our inventory, including unsold and presold homes under construction as well as land sales. After reducing our debt and leverage levels within our target range, we intend to deploy a portion of cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by allocating capital to best position the Company for long-term success.

As of September 30, 2019 and December 31, 2018, we had $5.7 million and $8.5 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $6.4 million and $8.8 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to operate our business. As of September 30, 2019, we had outstanding borrowings of $313.0 million in aggregate principal related to our Senior Notes due 2022 and $18.0 million related to our revolving credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, seller land banking arrangements, or common and preferred equity.

Senior Notes Due 2022

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The maturity date of the Notes is April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law. During the nine months ended September 30, 2019, the Company repurchased approximately $12.0 million of the Notes at 90.58% of face value reducing the outstanding aggregate principal amount to $313.0 million.

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

	September 30, 2019
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.6	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.40	< 2.25 : 1.0

As of September 30, 2019, we were able to satisfy the leverage condition.

Senior Unsecured Revolving Credit Facility

The Company's senior unsecured revolving credit facility ("Credit Facility") is with a bank group.  On August 7, 2019, the Company entered into a Modification Agreement (the “Modification”) to its Amended and Restated Credit Agreement.  The Modification, among other things, (i) extends the maturity date of the revolving credit facility to March 1, 2021, (ii) decreases (A) the total commitments under the facility to $130 million from $200 million and (B) the accordion feature to $200 million from $300 million, subject to certain financial conditions, including the availability of bank commitments, (iii) provides for certain adjustments to the borrowing base calculation commencing January 1, 2020; and (iv) revises the covenant limiting restricted payments to provide for basket limitations and net leverage ratio thresholds on the Company’s stock repurchases, dividend payments, and repurchases of its Notes, subject to specified exceptions.

As of September 30, 2019, we had $18.0 million of outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of September 30, 2019, the interest rate under the Credit Facility was 5.02%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	September 30, 2019
		Covenant
Financial Covenants	Actual	Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)(1)	$40,892	$10,000
EBITDA to Interest Incurred(2)	1.53	> 1.75 : 1.0
Tangible Net Worth(3)	$235,046	$188,362
Net Leverage Ratio	55.8%	< 65%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $30.2 million as of September 30, 2019. The Company was in compliance with this requirement with an unrestricted cash balance of $40.9 million at September 30, 2019.

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

As of September 30, 2019, we were in compliance with all financial covenants under our Credit Facility.

Stock Repurchase Program

On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. For the nine months ended September 30, 2019, the Company repurchased and retired 153,916 shares totaling $1.0 million. As of September 30, 2019, the Company had repurchased and retired in aggregate 1,157,032 shares totaling $9.6 million and had remaining authorization to purchase $5.4 million of common shares.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$327,421	$387,648
Equity, exclusive of non-controlling interest	235,046	239,954
Total capital	$562,467	$627,602
Ratio of debt-to-capital(1)	58.2%	61.8%

Total debt, net of unamortized discount, premium and debt issuance costs	$327,421	$387,648
Less: Cash, cash equivalents and restricted cash	41,011	42,542
Net debt	286,410	345,106
Equity, exclusive of non-controlling interest	235,046	239,954
Total capital	$521,456	$585,060
Ratio of net debt-to-capital(2)	54.9%	59.0%

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

Cash Flows — Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, the comparison of cash flows is as follows:

•

Net cash provided by operating activities was $58.6 million for the nine months ended September 30, 2019 versus net cash used in operating activities of $136.0 million for the nine months ended September 30, 2018. The year-over-year change was primarily a result of a net increase in cash inflow related to the reduction in real estate inventories to $63.0 million for the 2019 period as compared to an outflow of $138.6 million for the 2018 period. The change in real estate inventories cash flow was driven primarily by the year-over-year decrease in land acquisition and development spend, increase in proceeds from home and land sales, and reduction in construction in progress spend during the 2019 period.

•

Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2019 compared to $1.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net distributions from unconsolidated joint ventures drove the small year-over-year increase totaling $1.8 million compared to $1.6 million for the prior year period.  The increase in net distributions was primarily due to increased distributions from our Mountain Shadows joint venture, partially offset by an increase in joint venture contributions to one land development joint venture in Northern California.

•

Net cash used in financing activities was $61.9 million for the nine months ended September 30, 2019 versus $55.3 million of net cash provided by financing activities for the nine months ended September 30, 2018. The outflow in 2019 reflects a $49.5 million net paydown of the Company's unsecured credit facility and $10.9 million of cash paid to repurchase and retire our 7.25% Senior Notes due 2022 compared to net borrowings of $62.0 million in the prior year.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of September 30, 2019, we had $15.7 million of nonrefundable and $0.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $128.6 million, net of deposits. These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets.

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

We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2019 and December 31, 2018, $27.7 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $5.6 million and $7.3 million as of September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. Of the 10 joint ventures, five have active homebuilding or land development activities ongoing and the balance are effectively inactive with only limited warranty activities. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of September 30, 2019. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of September 30, 2019:

			September 30, 2019
	Year		Contribution	Total Joint Venture			NWHM	Debt-to- Total	Loan-to- Value Maintenance	Estimated Future Capital	Lots Owned and
Joint Venture (Project Name)	Formed	Location	%(1)	Assets	Debt(2)	Equity	Equity(3)	Capitalization	Agreement	Commitment(4)	Controlled
			(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$2,135	$—	$375	$115	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	878	—	223	56	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,300	—	1,173	279	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	39,483	8,746	27,423	2,744	24%	Yes	—	68
TNHC Russell Ranch LLC (Russell Ranch)(5)(6)(7)	2013	Folsom, CA	35%	63,004	—	51,936	10,007	—%	N/A	10,197	631
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	820	—	822	382	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	12,369	—	11,471	1,146	—%	N/A	—	—
TNHC-HW Cannery LLC (Cannery)(6)	2013	Davis, CA	35%	4,228	—	3,574	1,252	—%	N/A	—	8
Arantine Hills Holdings LP (Bedford)(5)(6)	2014	Corona, CA	5%	214,142	2,194	195,028	9,752	1%	No	2,600	1,207
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	47,819	18,866	24,986	6,259	43%	Yes	—	27
Total Unconsolidated Joint Ventures				$386,178	$29,806	$317,011	$31,992	9%		$12,797	1,941

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

(2)

The carrying value of the debt is presented net of $0.1 million in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of September 30, 2019 are as follows: $18.9 million matures in 2019, $2.3 million matures in 2020, and $8.7 million matures in 2021. The $18.9 million of Mountain Shadows debt is due December 14, 2019; however, pursuant to the loan agreement, advances made related to the construction of a presold home shall be due and payable 12 months after the initial advance of such loan with the option to extend an additional three months (provided no event of default has occurred).

(3)

Represents the Company's equity in unconsolidated joint ventures. Equity does not include $0.6 million of interest capitalized to certain investments in unconsolidated joint ventures which along with equity, are included in investment in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(4)

Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of September 30, 2019. Actual contributions may differ materially.

(5)

Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the condensed consolidated financial statements.

(6)	Land development joint venture.
(7)	The Company's share of capital contributions for certain improvements in the aggregate amount of approximately $26 million is 50%.

As of September 30, 2019, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and nine months ended September 30, 2019.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended September 30, 2019.

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

10.1	Amended and Restated Employment Agreement by and between The New Home Company Inc. and Leonard Miller, dated July 30, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K filed on July 30, 2019)

10.2	Amended and Restated Employment Agreement by and between The New Home Company Inc. and H. Lawrence Webb, dated July 30, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on form 8-K filed on July 30, 2019)

10.3	Amended and Restated Employment Agreement by and between The New Home Company Inc. and John Stephens, dated July 30, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on form 8-K filed on July 30, 2019)

10.4	Second Modification Agreement, dated August 7, 2019, among The New Home Company Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K filed on August 12, 2019)

10.5*	Letter agreement re: Arantine Hills Holdings LP - Funding of Excess Shortfall among TNHC-Arantine GP LLC, TNHC Land Company LLC, and Arantine Hills Equity LP dated as of September 24, 2019

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*

The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
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

The New Home Company Inc.

By:	/s/ Leonard S. Miller
Leonard S. Miller
President and Chief Executive Officer

By:	/s/ John M. Stephens
John M. Stephens
Executive Vice President and Chief Financial Officer

Date: October 31, 2019