Form 10-K
period 2019-12-31
New Home Co Inc.
filed 2020-02-14
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-36283

The New Home Company Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0560089
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

85 Enterprise, Suite 450

Aliso Viejo, California 92656

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 382-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NWHM	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019, based on the closing price of $3.85 as reported by the New York Stock Exchange was $58,925,798.

There were 20,096,969 shares of the registrant's common stock issued and outstanding as of February 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2019

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended.  All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "could," "can," "might," "should," "plan" and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Such statements may include, but are not limited to information related to: anticipated operating results; home deliveries; the ability to acquire land and pursue real estate opportunities; our ability to reduce our leverage; our plans to sell more affordably priced homes; inventory write-downs; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to produce the liquidity and obtain capital necessary to expand and take advantage of opportunities; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; community openings; seasonality; home warranty claims and reserves; legal proceedings; unrecognized tax benefits; anticipated effective tax rates; seasonality; dividends; sales paces and prices; trends and effects of home buyer cancellations; and growth and expansion.

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

As used in this annual report on Form 10-K, unless the context otherwise requires or indicates, references to "the Company," "our company," "we," "our" and "us" refer to The New Home Company Inc. and its subsidiaries.  You should read the following in conjunction with the section titled "Risk Factors", which is included in Part I, Item 1A in this annual report on Form 10-K.

Our Company

We are a new generation homebuilder focused on the design, construction and sale of innovative and consumer-driven homes in major metropolitan areas within select growth markets in California and Arizona, including Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area.

We were founded in 2009, towards the end of an unprecedented downturn in the U.S. homebuilding industry, as The New Home Company LLC, which entity was formed in June 2009.  In January 2014, we converted from a limited liability company to a corporation and renamed our company The New Home Company Inc. when we completed our initial public offering of shares of our common stock. We believe our management team has extensive and complementary construction, design, marketing, development and entitlement expertise, as well as strong relationships with key land sellers within each of our local markets, and a reputation for quality building, which provide a competitive advantage in being able to acquire land, participate in and create masterplans, obtain entitlements and build quality homes.

We are organized into three reportable segments: Arizona homebuilding, California homebuilding and fee building. Our California homebuilding operation is comprised of divisions in Northern California and Southern California.  Our primary business focus is building and selling homes for our own account and we also have a meaningful fee building business. For financial information about our segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Consolidated Financial Statements.

Homebuilding Operations

We are currently focused on identifying unique sites and creating communities that allow us to design, construct and sell consumer-driven, single-family detached and attached homes in major metropolitan areas in Southern California, metro Sacramento, the San Francisco Bay area and the greater Phoenix area. We seek sites where we are rewarded for thoughtful land planning and architecture, and additional defining characteristics of our markets generally include barriers to entry, job growth, high employment to building permit ratios and increasing populations, which can create growing demand for new housing. We perform consumer research that helps us create land plans and design homes that meet the needs and desires of our targeted buyers. We believe our approach to market research and construction expertise across an extensive product offering allows us the flexibility to pursue a wide array of land acquisition opportunities and appeals to a broad range of potential homebuyers, including entry-level, move-up, move-down and luxury customers. The homes that we and our unconsolidated joint ventures build range in price from approximately $300,000 to over $3 million, with home sizes ranging from approximately700 to 5,000 square feet. Our homebuilding operations are comprised of two reportable segments, Arizona homebuilding and California homebuilding.  Total homebuilding revenue contributed to86%, 76% and 75% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, the average sales price of homes delivered from our wholly owned communities was approximately $927,000, $1.0 million and $1.6 million, respectively. We believe that customer-focused community creation and product development, our reputation for high quality construction, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each homebuyer.

Additionally, we strive to enhance the home-buying experience and buyers’ personal investment in their homes by actively engaging them in the selection of design options and upgrades in many of our communities. We believe that our on-site design studios in such communities allow buyers to personalize our home offerings with dedicated designers who are knowledgeable about the attributes of the homes offered in the community. We believe that the active participation of buyers in selecting options and upgrades results in buyers becoming more personally invested in their homes. We also believe our emphasis on customer care provides us a competitive advantage. Our commitment to customer satisfaction is a key element of company culture, which fosters an environment where team members can innovate.

We seek to reduce upfront capital and exposure to land risk through the use of land options and other flexible land acquisition and development arrangements. The Company owned approximately 1,578 lots and had options to purchase an additional 1,123 lots as of December 31, 2019. We believe our lot option strategy allows us to leverage and establish a homebuilding platform focused on high-growth, land-constrained markets. In addition, we believe that our professional reputation and long-standing relationships with key land sellers, including masterplan community developers, brokers and other builders, as well as our land development joint venture partners, enable us to acquire well-positioned land parcels in our existing markets as well as new target markets.

Fee Building Operations

Our fee business is comprised primarily of building for third party landowners for a fee with such third party landowners paying or reimbursing the Company for all costs associated with construction. Our fee building segment also includes our management fee revenues that we receive for serving as the managing member or other similar role in our joint ventures. We believe our fee building business complements our homebuilding business, as most of the fee building occurs in what we believe are very attractive masterplan communities in Southern California and in a concentrated geographic area. One of our wholly owned subsidiaries is usually the general contractor for our and our unconsolidated joint ventures’ projects and engages third party subcontractors for home construction and land development.

The following table shows the percentage of each segment's revenue in relation to our consolidated total revenues for the years ended December 31, 2019, 2018 and 2017.  For additional information related to geographic location of our homebuilding revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	(dollars in thousands)
	2019	% of Total Revenues	2018	% of Total Revenues	2017	% of Total Revenues
Homebuilding revenues:
California home sales	$472,242	71%	$504,029	76%	$560,842	75%
California land sales	41,664	6%	—	—%	—	—%
Arizona home sales	60,110	9%	—	—%	—	—%
Total homebuilding revenues	574,016	86%	504,029	76%	560,842	75%
Fee building revenues, including management fees	95,333	14%	163,537	24%	190,324	25%
Total revenues	$669,349	100%	$667,566	100%	$751,166	100%

Summary of Owned and Controlled Lots

As of December 31, 2019, we owned or controlled an aggregate of 2,701 lots in our homebuilding segment and 1,135 lots through our fee building segment. The following table presents certain information with respect to our wholly owned and fee building lots as of December 31, 2019. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lots Owned and Controlled" for further detail.

	December 31,
		Change			Change
	2019	Amount	%	2018	Amount	%	2017
Lots Owned	1,578	(89)	(5)%	1,667	721	76%	946
Lots Controlled(1)	1,123	(22)	(2)%	1,145	(661)	(37)%	1,806
Total Lots Owned and Controlled - Wholly Owned	2,701	(111)	(4)%	2,812	60	2%	2,752
Fee Building Lots(2)	1,135	329	41%	806	(114)	(12)%	920

(1)

Includes lots that we control under purchase and sales agreements or option agreements subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

Backlog

At December 31, 2019 and 2018, homes under contract, but not yet delivered ("backlog") totaled 149 and 191, respectively, with an estimated sales value of $125.8 million and $207.1 million, respectively. We expect to deliver all of the homes in backlog at December 31, 2019 during 2020 under existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2019 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected.

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

We also differentiate our acquisition strategy based on whether the land is in a masterplan community, or part of a larger development. For land which is not part of a larger development or masterplan, we generally enter into a purchase agreement with the land owner and deliver a deposit, which becomes nonrefundable upon the expiration of a specified due diligence period. The closing is generally tied to the date on which we have obtained development entitlements for the land. For land which is part of a larger development being developed by a master developer, we generally enter into a purchase agreement with the master developer and pay a deposit that becomes nonrefundable upon expiration of the due diligence period. The closing in master developments is generally tied to the issuance of final land development entitlements and completion of certain infrastructure and other improvements by the master developer. In master developments we may acquire all of the land at the closing or we may acquire the land in "phases". In master developments we may be required to (a) pay to the master developer a share of our net profit in excess of a specified margin (b) pay to the master developer marketing fees and/or (c) grant the master developer the right to repurchase the land if we fail to develop the land in accordance with applicable development requirements or wish to sell the land in bulk. Our acquisition and development financing is generally obtained using one or more of the following: (i) proceeds from the sale of debt securities, (ii) unsecured lines of credit; (iii) secured acquisition and development loans; and/or (iv) land bank arrangements with providers who take title to the land at closing subject to agreements which obligate us to perform all development activities with respect to the land and provide us with an option to purchase the land.

Construction, Marketing and Sales Process

We typically develop communities in phases based upon projected sales. We seek to control the timing of construction of subsequent phases in the same community based on sales demand in prior phases. Our construction process is driven by sales contracts that often precede the start of the construction of homes, however, depending on the price point, product, and buyer demand we also engage in some speculative building. The determination that a potential home buyer is qualified to obtain the financing necessary to complete the purchase is an integral part of our process. Once qualified, our designers, which are often at on-site design centers, work with the buyer to tailor the home to meet the buyer’s needs and budget.

Land Development and Construction

We customarily acquire improved or unimproved land zoned for residential use. To control larger land parcels or gain access to certain desirable parcels, we sometimes form land development joint ventures with third parties in order to provide us with a pipeline of land to acquire from the joint venture when the lots are developed. If we purchase raw land or partially developed land, we will perform development work that may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems and recreational facilities like parks, community centers, pools, and hiking and biking trails.

The design of our homes must conform to zoning requirements, building codes and energy efficiency laws. As a result, we contract with a number of architects, engineers, and other consultants in connection with the design process. We act as a general contractor (and certain of our wholly owned subsidiaries hold the general contractor's licenses in California and Arizona) with our supervisory employees coordinating most of the land development and construction work on a project. Independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and community and home design, and subcontractors and trade partners are engaged to perform all of the physical development and construction work. Although we generally do not have long-term contractual commitments with our subcontractors, trade partners, suppliers or laborers, we maintain strong and long-standing relationships with many of our subcontractors and trade partners. We believe that our relationships with subcontractors and trade partners have been enhanced through involving them prior to the start of a new community, maintaining our schedules and making timely payments. By dealing fairly, we believe we are able to keep our key subcontractors and trade partners loyal to us.

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

We primarily sell our homes through our own sales representatives and through the use of outside brokers. It is also fairly common that a third party broker representing a homebuyer receives co-broker commissions in connection with a sale. One of our wholly owned subsidiaries holds the corporate broker's licenses in California and Arizona. Our in-house sales force works from sales offices located in model homes or sales centers close to, or within each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables, and tours of model homes.

Generally, we build model homes at each project and have them professionally decorated and landscaped to display design features and options available for purchase in the design center. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Structural changes in design from the model homes, other than those predetermined, are not generally permitted, but homebuyers may select various other optional construction and design amenities. The specific options selected for each community are based upon the price of the home and anticipated buyer preferences. Options include structural (room configurations or pre-determined additional square footage), electrical, plumbing and finish options (flooring, cabinets, fixtures). In certain communities, we may also offer turn-key landscape options.

We typically sell homes using sales contracts that include cash deposits by the purchasers. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers. Before entering into sales contracts, we pre-qualify many of our customers through a third party preferred mortgage provider. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. For our communities, the cancellation rate of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was 11%, 10% and 9% for the years ended December 31, 2019, 2018 and 2017, respectively. Cancellation rates are subject to a variety of factors, including those beyond our control, such as adverse economic or housing market conditions and increases in mortgage interest rates. Cancellation rates have increased gradually over the last couple years which we believe is consistent with our transition to offering more affordable product, which generally has higher cancellation rates than move-up and luxury product offerings.

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

We utilize a third party quality control provider and maintain customer service staff whose role includes providing a positive experience for each customer throughout the delivery and post-delivery periods. These employees are responsible for providing after-sales customer service, including the coordination of warranty requests. Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home during construction and prior to delivery. In addition, we generally use a third party, Eliant, to survey our homebuyers in order to improve our performance and evaluate our standards of quality and customer satisfaction.

Insurance and Warranty Program

We provide a limited one-year warranty to our homeowners covering workmanship and materials. In addition, we generally provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers and provides for the resolution of unresolved construction-related disputes through binding arbitration. Additionally, we have dedicated customer service staff that work with our homebuyers and coordinate with subcontractors and trade partners, as necessary, during the warranty period. While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our warranty and litigation reserves are presented on a gross basis before coverage from insurance, and expected recoveries from insurance carriers are presented as a receivable, the net result of which is equivalent to our expected costs associated with the deductibles and self-insured amounts for warranty and construction defect claims.  For a further discussion of the risks associated with our warranty and insurance program, please see the risk factor under the heading "Risks Related to Our Business - We are subject to construction defect, warranty, and personal injury claims arising in the ordinary course of business that can be significant and could adversely affect our financial position and results of operations."

Seasonality and Cycles

We have experienced seasonal variations in our quarterly operating results and capital requirements in each of our California and Arizona homebuilding reportable segments as well as our fee building reportable segment. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. Our revenues and cash flows (exclusive of the amount and timing of land purchases and land sales, if applicable) from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. The homebuilding industry is cyclical. We continue to make investments in land, which is likely to utilize a significant portion of our cash resources, so long as we believe such investments will yield results that meet our investment criteria.

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

We serve as the administrative member, general partner, manager or managing member of each of our six homebuilding and four land development joint ventures. We do not, however, exercise control over the joint ventures, as the joint venture agreements generally provide our respective partners with the right to consent to certain actions. Under most joint venture agreements, certain major decisions must be approved by the applicable joint venture’s executive committee, which is comprised of both our representatives and representatives of our joint venture partners. In addition, some of our joint venture agreements grant both partners a buy-sell right pursuant to which, subject to certain exceptions, either partner may initiate procedures requiring the other partner to choose between selling its interest to the other partner or buying the other partner’s interest. Additional information related to our unconsolidated joint ventures is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements and Contractual Obligations."  For a further discussion of the risks associated with our joint ventures, please see the risk factor regarding our joint venture investments under the heading "Risks Related to Financing and Indebtedness."

Fee Building Services

Although our primary business focus is building and selling homes for our own account, we also selectively provide general contracting, construction management and coordination services, sales and marketing services and escrow coordination services as part of agreements with third-parties and the Company's unconsolidated joint ventures. We refer to these projects as "fee building projects." For the year ended December 31, 2019, 96% of our fee building revenue represents billings to third-party land owners for general contracting and construction management services and 4% represents management fees from unconsolidated joint ventures and third-party land owners for construction and sales management services. Our services with respect to fee building projects may include design, development, construction, escrow, and sales and marketing services. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer. For the years ended December 31, 2019, 2018 and 2017, fee building revenue contributed to 14%, 24% and 25%, respectively, of total revenue.  The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and revenues from this customer totaled 14%, 23%, and 25% of our total consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Our billings to this customer are dependent upon such customer’s decision to proceed with construction and the agreements can be canceled at any time. We cannot predict whether these agreements will continue in the future or the current pace of construction, and the loss of these billings could have a material adverse effect on our results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the Consolidated Financial Statements for further discussion of this revenue concentration.

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

Surety Bonds and Other Obligations

  In connection with the development of our communities, we are frequently required to provide performance, maintenance and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such surety bonds or letters of credit. As of December 31, 2019, we had approximatel y $47.6 million and $ 0 of outstanding performance bonds and letters of credit, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.  Estimated cost to complete for surety bonds as of December 31, 2019 was $29.1 million.

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

We manage compliance with environmental laws at the division level with assistance and oversight from our corporate office. As part of the land acquisition due diligence process, we utilize environmental assessments to identify environmental conditions that may exist on potential acquisition properties. To date, environmental assessments or our compliance with environmental laws and regulations has not had a material adverse effect on our operations, although it may do so in the future.

We use and our business relies upon general contractors' licenses and corporate real estate broker's licenses in order to build and sell homes.

For a further discussion of the impact of govern regulations on our business, including the impact of environmental regulations, please see the risk factors included under the heading "Risks Related to Laws and Regulations."

Environmental Impact and Sustainability

Homebuilding impacts the environment in a variety of ways, including through the use of water, gas and electricity, transportation of building materials, and the increase in density by constructing homes in areas that were previously undeveloped. However, our new homes utilize innovative technologies and systems to vastly improve the energy and water efficiency of our homes compared to resale homes. For example, beginning with all building permits issued after January 1, 2020,  all of our homes in California will be equipped with a solar electric system.  We believe that the standards for new home construction mitigate impacts to the environment by increasing home energy efficiency and reducing the impact of construction on the environment (such as limiting discharge of storm water and impacts to wetlands), all while addressing the serious need for housing in this country.

California is at the forefront when it comes to sustainability, including green energy, water conservation and efficient construction standards. As a builder with most of its operations in California, we have made a dedicated effort to implement a variety of sustainable best practices in many of our communities, including the masterplan communities which we and our joint venture partners have created. For example, our Cannery joint venture created a visionary farm-to-table new-home community, with a working urban farm operated by the Center for Land-Based Learning which serves as a training ground for beginning farmers while supplying the community with fresh seasonal produce. Non-potable water from an onsite agricultural well was designed to irrigate landscaped areas along roadways and within open-space greenbelts, parks and the urban farm. In addition, a 1.5 kV photovoltaic solar system and electric vehicle charging pre-wire was designed to come standard with every home, and residents could upgrade to net zero living. Similarly, our McKinley Village joint venture created the McKinley Village masterplan where each residence is pre-wired for solar and electric vehicle chargers. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of homes in addition to reducing cost of home ownership.

In January 2020, we launched "EVO Home Tech", our advanced home automation technology packages which provide our homebuyers with advanced connectivity and features such as smart light controls and thermostats to allow for more convenient control of energy consumption and increased sustainability.

Health and Safety Matters

We strive to provide a safe and healthy work environment for all employees. We believe that corporate social responsibility is a significant factor for our overall success. This includes adopting ethical practices to direct how we do business while keeping the interests of our stakeholders and the environment in mind, including valuing and challenging the talented men and women who comprise our workforce. To that end, we have a comprehensive Code of Ethics and Business Conduct applicable to all employees and an actively-managed ethics hotline. We are also committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive independent third-party inspections.  Our Risk Management team has a training system and a safety enforcement system in place in the field, which have led to an increase in safety awareness and effectiveness.

Employees and Social Governance

As of December 31, 2019, we had 260 employees, 102 of whom were executive, management and administrative personnel located in our offices, 56 of whom were sales and marketing personnel and 102 were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the third party subcontractors and trade partners engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that relations with our employees, subcontractors and trade partners are good.

The Company is committed to creating and maintaining a community in which its employees are free from all forms of harassment and discrimination. We require employee training and protocols for preventing, reporting and addressing behavior that is not in line with our business standards, our core values, including, but not limited to, discriminatory or harassing behavior and sexual misconduct.

To ensure a positive and productive workplace, we proactively seek feedback from employees and continuously engage in two-way communication with our team members.  We conduct an annual employee engagement survey soliciting direct feedback from our employees utilizing a third party survey and analytics provider. Our most recent survey, from December 2019, had approximately 99% participation and reflected that approximately 91.2% of our employees are positively engaged, which was up from 90.3% in the 2018 survey. This score is based on affirmative responses to factors such as being proud to work for New Home, a willingness to recommend New Home, and achieving a feeling of personal accomplishment associated with the employee's work. Annually, our CEO shares results in person with all team members at divisional all-employee meetings and each division’s leader is tasked with identifying improvement plans. The insights gained from our employee engagement surveys have helped us drive significant improvements in the way our employees work and engage with one another.

The Company engages in a variety of learning and development opportunities with its employees. Examples of such opportunities include construction best practices training, education for managers on delivering performance feedback, and sales coaching programs. Regionally, department leaders host "lunch and learns" on topics such as the land acquisition process, design and architecture, reading construction plans, and training on the department of real estate rules and regulations for our project management teams. In addition, we offer all employees access to an online on-demand micro-learning platform with hundreds of courses on topics that include technology, communication, business acumen, leadership and personal growth.

Further, we believe it is important to treat all employees with dignity and respect. Employee diversity and inclusion are embraced and opportunities for training, growth, and advancement are strongly encouraged.

Our Offices and Available Information

Our principal executive offices are located at 85 Enterprise, Suite 450, Aliso Viejo, California 92656. Our main telephone number is (949) 382-7800. Our internet website is www.NWHM.com. Our common stock is listed on the New York Stock Exchange (NYSE: NWHM). We make available through the "Investors" section of our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the SEC. Copies of these reports, and any amendment to them, are available free of charge upon request. We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our Code of Ethics and Business Conduct, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The information contained in, or that can be accessed through our website is not incorporated by reference and is not part of this annual report on Form 10-K.

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

Risks Related to Our Business

Our geographic concentration may materially and adversely affect us if demand for housing or the availability of land parcels in our current markets declines.

Our current business involves the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Southern California, metro Sacramento, the San Francisco Bay area and the greater Phoenix area. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, or significant volatility in home prices and affordability could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. During the downturn from 2007 to 2011, land values, the demand for new homes and home prices declined substantially in California. During the second half of fiscal 2018, demand for new homes, particularly in California, slowed which we believe stemmed from affordability concerns due to higher absolute home prices and higher interest rates. Buyer demand and order activity improved somewhat during 2019, but there is no assurance that order activity will continue to improve. As a homebuilder, we are often subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakness in the home resale market could adversely affect that ability. If land values decrease or demand for new homes and home prices decline in California, our sales, results of operations, financial condition and business would be negatively impacted.

In addition, our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our single-family homes at reasonable prices and with terms that meet our underwriting criteria. We currently depend primarily on the California markets and availability of land parcels in our California markets at reasonable prices is limited. When the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow is significantly limited. To the extent that we are unable to purchase land parcels timely or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations would be adversely impacted.

The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could reduce the demand for new homes and, as a result, adversely impact our results of operations, financial condition and cash flows.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic, real estate and other business conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for homebuyers, interest rate levels, demographic trends, homebuyer preferences for specific designs or locations, real estate taxes, inflation and supply of and demand for new and existing homes. The foregoing conditions, among others, are complex and interrelated. Periods of prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, have historically contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that one or more of such economic and business conditions occur, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Federal government actions, policies and new legislation related to economic stimulus, trade policies, taxation, spending levels and borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and, in turn, could adversely affect the operating results of our business. Adverse economic conditions outside the U.S., such as Asia or Canada, may also adversely affect the demand for our homes to the extent such conditions impact the amount of potential homebuyers from such regions in our markets.

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

Inventory risks are substantial for the homebuilding business. If the value of the land we purchase declines, we have, and may continue, to incur impairments on the carrying values of the real estate inventories we own, some of which could be significant and could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land as housing inventories are illiquid assets and if housing demand declines, we may own land or homesites we acquired at costs we will not be able to recover fully, or on which we cannot build and sell homes profitably. This is particularly true when entitled land becomes scarce, as it has recently, especially in the markets in which we build, and the cost of purchasing such land is relatively high. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of our land to uncertainty. Also, we own interests in joint ventures which own undeveloped land and lots for which there can be significant fluctuations in the value related to changes in market conditions. As a result, we may have to sell homes or land for lower than anticipated profit margins or we may have to record inventory impairment charges or sell land at a loss. For example, during fiscal year 2019, we recognized $8.3 million of homebuilding inventory impairments, $3.5 million of unconsolidated joint venture impairments, and recognized a $3.4 million loss on land sales (which included a $1.9 million impairment charge). For more information on impairments, please see Note 4 to the Consolidated Financial Statements. We utilize option structures to purchase land in our wholly owned business which reduces our exposure to such fluctuations, but we may still be required to take significant write-offs of deposits and pre-acquisition costs if we elect not to exercise our options to purchase land. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis for indicators of impairment. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, sales absorption rates below management expectations, a decrease in the value of the underlying land and a decrease in projected cash flows for a particular project. Material impairment charges, abandonment charges or other write-downs of assets could adversely affect our financial condition and results of operations.

Our ability to execute on our business strategies and initiatives is uncertain, and we may be unable to achieve our goals.

We may undertake various strategic initiatives as part of our business, such as our recent strategy to offer more affordable-priced homes or our potential entry into new markets. We have historically focused on second move up and luxury buyers and as a result of changing demographics and trends, have shifted our strategy to a heavier emphasis on entry level and first move up buyers. We have invested significant efforts to align our community offerings and designs to these buyers despite our experience in catering to a different buyer profile. We can provide no assurance (i) that our strategies, and any related initiatives or actions, will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) that in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) that we will perform in any period as well as other homebuilders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.

A reduction in our sales absorption levels may force us to incur and absorb additional community-level costs.

We incur certain overhead costs associated with our communities, such as indirect construction costs, property taxes, marketing expenses and costs associated with the upkeep and maintenance of our model and sales complexes, and interest costs. If our sales absorption pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, interest and other carrying costs, which would negatively impact our financial results. Additionally, we incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, property taxes, HOA assessments, interest and other related expenses. Reduction in home absorption rates increases the associated holding costs and extends our time to recover such costs. Declines in the homebuilding market may also require us to evaluate the recoverability of costs relating to land acquired more recently.

Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. We and other homebuilders have encountered increases in costs of labor in materials, which is particularly acute in the markets in which we build in California and Arizona.  These increased costs are largely the result of shortages of skilled labor. The cost of labor and raw materials may also increase during periods of shortage or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand which puts downward pressure on our gross margins. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

The federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels and washing machines, raising our costs for these items (or products made with them), and has threatened to impose further tariffs, duties and/or trade restrictions on imports. Increases in construction costs may not be recovered from raising home prices due to being constrained by market demand.  Foreign governments, including China and Canada, and the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.

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

We are subject to construction defect, warranty, and personal injury claims arising in the ordinary course of business that can be significant and could adversely affect our financial position and results of operations.

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, arising in the ordinary course of business or otherwise. We maintain reserves to cover the resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.  While we maintain reserves and general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. Some claims may not be covered by insurance or may exceed applicable coverage limits. We may not be able to renew our insurance coverage or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, product liability claims, soil subsidence or building related claims.  Some claims may arise out of uninsurable events or circumstances not covered by insurance or that are not subject to effective indemnification agreements with our trade partners. In addition, we typically act as the general contractor for the homes we build for third party landowners on fee, including our unconsolidated joint ventures. In connection with these agreements, we indemnify the landowner for liabilities arising from our work. While we are covered by general liability insurance, procured either by us or the landowner, and we generally seek to require our subcontractors to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these indemnities will be collectible and some claims may arise out of uninsurable events or circumstances not covered by insurance. Furthermore, most insurance policies have some level of a self insured retention that we are required to satisfy in order to access the underlying insurance which levels can be significant. Any such claims or self insured retentions can be costly and could result in significant liability.

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

We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Over the past several years, we have expanded our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and grow our overall community count. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives or reduce our prices. In past housing cycles, an oversupply of homes available for sale and heavy discounting of home prices by some of our competitors have adversely affected demand for homes in the market as a whole and could do so again in the future. We also compete with the resale, or "previously owned," home market. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.

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

Furthermore, we may engage in other capital actions such as repurchasing our common stock or Senior Notes from time to time to reduce our indebtedness. While our goal is to allocate capital to maximize our overall long-term returns, if we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time we acquire control of a property to the time we make our first home sale on the site. Our ability to process a significant number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately is important to our success. Changes in law or regulation, including changes to FHA or other lending program guidelines for project approvals, local discretionary approvals, natural disasters, availability of subcontractors, errors by employees, failure to comply with regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, equipment failures or the failure of external systems, including those of our suppliers or counterparties, could result in delays and operational issues that could adversely affect our business, financial condition and operating results and our relationships with our customers. Delays in the development of communities also expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP and our billings to this customer are dependent upon such customer’s decision to proceed with construction and the agreements can be canceled at any time. We cannot predict whether these agreements will continue in the future or the current pace of construction, and the loss of these billings could negatively impact our business and our results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fee Building" and Note 1 "Revenue Recognition - Fee Building" to the Consolidated Financial Statements for further discussion of this revenue concentration.

We could be responsible for employment-related liabilities with respect to our contractors’ employees.

Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.  Even if we are not deemed joint employers with our contractors, we are, and may become in the future, subject to similar measures and legislation, such as California Labor Code Section 2810.3, that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation insurance coverage. In addition, California law makes direct contractors liable for wages, fringe benefits, or other benefit payments or contributions owed by a subcontractor that does not fulfill these obligations to its employees.  While the Company ordinarily negotiates with its subcontractors to obtain broad indemnification rights, there is no guarantee that it will be able to recover from its subcontractors for actions brought against the Company by its subcontractors’ employees or unions representing such employees and such liability could have a material and adverse effect on our financial position or results of operations.

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

The markets in which we operate have experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability (including drought conditions) and significant increases in utility and resource costs. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time. Shortages of natural resources, particularly water and power, may make it more difficult to obtain regulatory approval of new developments. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. We can experience significant delays due to utility company constraints which may be outside our control. For example, in January 2019, in response to potential liabilities arising from a series of recent catastrophic wildfires in Northern California, PG&E Corporation, a major gas and electric utility company servicing various geographic markets, including Northern California, initiated voluntary bankruptcy proceedings, which has, in many cases, resulted in service disruptions, or constraints or delays in providing such utilities in the markets in which PG&E Corporation currently operates. Furthermore, water restrictions, drought conditions, power shortages and rate increases may adversely affect the regional economies and the environment in which we operate, as well as increase greatly the risk of wildfires, which may both reduce demand for housing and damage our inventory currently under construction. Our operations may be adversely impacted if further restrictions, drought conditions, wildfires, rate increases and/or power shortages occur.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

As discussed under "Management’s Discussion and Analysis of Financial Condition-Seasonality" we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements.  We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors.  Since it typically takes five to ten months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as late winter and spring home orders convert to home deliveries.  Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter.  We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the opening and closeout of communities.

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

Failure to comply with privacy laws or an information systems interruption or breach in security that releases personal identifying  information or other confidential information could adversely affect us.

Privacy, security, and compliance concerns have continued to increase as technology has evolved.  We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. Furthermore, as part of our normal business activities, we collect and store personal identifying information, including information about employees, homebuyers, customers, vendors and suppliers and may share information with vendors who assist us with certain aspects of our business. The regulatory environment in California and throughout the U.S. surrounding information security and privacy is increasingly demanding. We may share some of this confidential information with our vendors, such as escrow companies and related title services enterprises, who partner with us to support certain aspects of our business. The information technology systems we use are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee, vendor or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future. We provide employee awareness training of cybersecurity threats and routinely utilize information technology consultants to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, because methods used to obtain unauthorized access, disable or degrade systems evolve frequently and often are not recognized until launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures. Consequently, we cannot eliminate the risk that a security breach, cyber-attack, ransomware attack, data theft or other significant systems or security failures will occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position. In addition, the cost and operational consequences of implementing further data or system protection measure could be significant and our efforts to deter, identify, mitigate and/or eliminate any security breaches or incidents may not be successful.

Risks Related to Laws and Regulations

Mortgage financing, interest rate increases or changes in federal lending programs or other regulations could lower demand for or impact homebuyers’ ability to purchase our homes, which could materially and adversely affect us.

A substantial percentage of purchasers of our homes finance their acquisitions with mortgage financing. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements, increased monthly mortgage costs, tightened credit requirements and underwriting standards, and an increase in indemnity claims for mortgages may lead to reduced demand for our homes and mortgage loans. In addition, as a result of the turbulence in the credit markets and mortgage finance industry during the last significant downturn, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices that reduce the availability of loans to borrowers or increase the costs to borrowers to obtain such loans. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential "move-up" buyer who wishes to purchase one of our homes. If, due to credit or consumer lending market conditions, regulatory requirements, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to the Company's buyers, the number of homes that the Company delivers, the Company's business and its consolidated financial statements may be materially and adversely affected. The foregoing may also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates, stricter underwriting standards, and a reduction of loan products, among other similar factors, can contribute to a decrease in our home sales. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The federal government has also taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the Federal Housing Administration, or the FHA, and the Veterans Administration, or the VA. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. The FHA also limits the number of FHA loans within any one community, requires completion of entire buildings in which our units are located prior to allowing project approval application to be submitted, which can delay our ability to deliver completed homes in a timely manner and negatively impacting our results.  Due to federal budget deficits or political efforts to eliminate government sponsorship, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, especially as we move down in price point, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

Any increases in personal income tax rates and/or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations. Furthermore, increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. We also benefit from the availability of various deductions and tax credits.  For example, in December 2019, energy tax credits were extended through 2020 and retroactively applied to properties sold after December 31, 2017.  Elimination of such credits or deductions could negatively impact our financial results.  In addition, increases in local real estate taxes as well as the limitation on deductibility of such costs could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes or not purchase a resale, which would negatively impact homebuyers that need to sell their home before they purchase one of ours.

We may not be able to generate sufficient taxable income to fully realize our net deferred tax asset.

At December 31, 2019, we had a net deferred tax asset of $17.5 million, of which $3.8 million is related to net operating loss and tax credit carryforwards from prior periods, and the remaining $13.7 million related to the timing of the recognition of various expenses which were deducted from book income but are not deductible for income tax purposes until actually paid or realized.  Federal net operating losses may be carried forward indefinitely; however, the loss can only be utilized to offset 80% of taxable income generated in a tax year.  Our state net operating loss may be carried forward 20 years and will expire in 2039, unless previously utilized.  Federal tax credit carryforwards of $1.6 million begin to expire in 2039.  If we are unable to generate future sufficient taxable income, we will not be able to realize the full amount of the deferred tax asset. We regularly review our deferred tax asset for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to stockholders’ equity.

New and existing laws and regulations, including environmental laws and regulations, or other governmental actions may increase our expenses, limit the number of homes that we can build, delay the completion of our projects, or otherwise negatively impact our operations.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination, and similar matters which affect the housing industry such as by imposing restrictive zoning and density requirements, which can limit the number of homes that can be built within the boundaries of a particular area, among other things. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities, and other dealings with home buyers, including anti-discrimination laws such as the Fair Housing Act and data privacy laws such as the California Consumer Privacy Act.  Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees, assessments and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The particular environmental laws which apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions and geographic attributes or historical artifacts, the present and former uses of the property, the presence or absence of endangered plants, animals or sensitive habitats, as well as conditions at nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can delay, prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. For example, under certain environmental laws and regulations, third parties, such as environmental groups or neighborhood associations, may challenge the permits and other approvals required for our projects and operations. Any such claims may adversely affect our business, prospects, liquidity, financial condition and results of operations. Insurance coverage for such claims may be limited or non-existent.

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

Changes in global or regional climate conditions and legislation relating to energy and climate change could increase our costs to construct homes.

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy, emissions and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards.  New building code requirements, including California's solar mandate that went into effect in 2020, that impose stricter energy efficiency standards that have increased our cost to construct homes and we may be unable to fully recover such costs due to market conditions, which could cause a reduction in our homebuilding gross margin and materially and adversely effect our results of operations.  As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted. For example, California has enacted the Global Warming Solutions Act of 2006 to achieve the goal of reducing greenhouse gas emissions to 1990 levels by 2020. As a result, California has adopted and is expected to continue to adopt significant regulations to meet this goal. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.

Risks Related to Financing and Indebtedness

Difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects.

The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and complete development. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have issued $325 million (of which $308 million is outstanding at December 31, 2019) in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes") and debt commitments of $130 million under our unsecured revolving credit facility ("Credit Facility"), our ability and capacity to borrow under the Credit Facility is limited by our asset based borrowing base and our ability to meet the covenants of the facility. In addition, our senior notes contain certain restrictions on our business, including the incurrence of additional debt under certain circumstances. If our Notes, Credit Facility and internally generated funds are insufficient to cover our liquidity needs, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings, formation of joint venture relationships or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments or to develop the land and construct homes. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs. Furthermore, if additional funds are raised through the issuance of stock, dilution to stockholders could result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and would likely become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position. In addition, our Credit Facility relies upon the London Interbank Offered Rate (“LIBOR”). The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced plans to phase out the use of LIBOR by the end of 2021. Our Credit Facility agreement provides that if it is unlawful to maintain any advance at a rate based on LIBOR, that our administrative agent shall select an alternate index that is reasonably comparable to that of one-month LIBOR in its sole discretion. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR.

Our level of indebtedness is significant and may adversely affect our financial position and prevent us from fulfilling our debt obligations; we may incur additional debt in the future.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. As discussed elsewhere in this filing, including "Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources," the Company has outstanding $308.0 million in aggregate principal amount of the Notes. As of December 31, 2019, the Notes had a carrying value of $304.8 million, net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million and $3.0 million of unamortized debt issuance costs. In addition, we have $130 million in debt commitments under our Credit Facility, none of which was outstanding or utilized to provide letters of credit at December 31, 2019 leaving $130 million available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our Credit Facility. As of December 31, 2019, we did not meet the minimum interest coverage ratio test under our Credit Facility. Not meeting such test is not a default under the Credit Facility agreement so long as we maintain unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $28.9 million as of December 31, 2019. The Company was in compliance with this requirement with an unrestricted cash balance of $79.3 million at December 31, 2019. This requirement to maintain additional cash balances may reduce our ability to use our cash flow for other purposes, including land investments. In August 2019, the Company entered into a second modification of its Credit Facility agreement which extended the term of the facility to March 2021.  Certain provisions were altered in the agreement, including our ability to repurchase the Notes if our Net Leverage Ratio (as defined in the Credit Facility agreement) exceeds 55%.  If our Net Leverage Ratio is less than or equal to 55%, we may repurchase Notes so long as such repurchases do not exceed $5,000,000 per quarter.  The limitation on our ability to repurchase the Notes limits management’s ability to reduce debt and realize a gain on debt extinguishment (depending on the price at which the Notes are trading) which may negatively impact our financial position.

The terms of the indenture governing the Notes and our Credit Facility permit us to incur additional debt, in each case, subject to certain restrictions. Our level of indebtedness and incurring additional debt subject us to many risks that, if realized, would adversely affect us, including the risk that:

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

We own interests in various joint ventures and as of December 31, 2019, our investments in and advances to our unconsolidated joint ventures was $30.2 million. We have entered into joint ventures in order to acquire land positions, to manage our risk profile and to leverage our capital base. We may enter into additional joint ventures in the future. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

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

•

Covenant Compliance Risk. Our Credit Facility prohibits us from making investments in and advances to joint ventures when we are unable to meet certain financial covenants. In addition, the Indenture governing the Notes limits our ability to make investments in joint ventures or guarantee of joint venture indebtedness when our aggregate investments in joint ventures exceeds 15% of our consolidated tangible assets (before the operation of general baskets and other exceptions). If we become unable to fund our joint venture obligations this could result in, among other things, our default under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture's ability to carry out its operations or strategy which could impair the value of our investment in the joint venture. Furthermore, a failure to comply with covenants in our joint venture loans could trigger cross-defaults with respect to the Company's other indebtedness.

•

Development Risk. Typically, we serve as the administrative member, managing member, or general partner of our joint ventures and one of our subsidiaries acts as the general contractor while our joint venture partner serves as the capital provider. Due to our respective role in these joint ventures, we may become liable for obligations beyond our proportionate equity and/or contribution interest. In addition, the projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability and capital needs of these ventures and our proportionate share of income and capital. For example, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Equity in Net Income (Loss) of Unconsolidated Joint Ventures", in 2019 one of our Southern California land development joint ventures recorded a significant impairment loss of $70.0 million, of which the Company's allocated share totaled $3.5 million.

•

Financing Risk. There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing joint venture borrowings as such borrowings mature. In addition, a partner may fail to fund its share of required capital contributions or may become bankrupt, which may cause us and any other remaining partners to need to fulfill the obligations of the venture in order to preserve our interests and retain any benefits from the joint venture. As a result, we could be contractually required, or elect, to contribute our corporate funds to the joint venture to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the Credit Facility conditions discussed above. In addition, we sometimes finance projects in our unconsolidated joint ventures with debt that is secured by the underlying real property. Secured indebtedness increases the risk of the joint venture’s loss of ownership of the property (which would, in turn, impair the value of our ownership interests in the joint venture). See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Off-Balance Sheet Arrangements and Contractual Obligations"

•

Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in and advances to these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share. While in most instances we would be able to exercise remedies available under the applicable joint venture agreements if a partner fails to contribute its proportional share of capital, our partner's financial condition may preclude any meaningful cash recovery on the obligation. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Off-Balance Sheet Arrangements and Contractual Obligations" and Note 11 to the Consolidated Financial Statements for more information on LTV maintenance agreements and completion guaranties.  In addition, we have an agreement in which our proportionate share of losses is equal to our percentage interest but exceeds our contribution percentage in a project that has experienced significant cost overruns and delays.  If such venture does not recoup its costs and preferred returns, we would be obligated to contribute additional capital to share the loss in accordance with our percentage interests.

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

Our current financing arrangements, including the Credit Facility and the Indenture governing the Notes, contain covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, allow liquidity to fall below certain levels, make distributions to our stockholders, and otherwise affect our operating policies. These restrictions limit our ability to, among other things:

•	incur or guarantee additional indebtedness or issue certain equity interests;
•	pay dividends or distributions, repurchase equity or prepay subordinated debt;
•	make certain investments, including investments in joint ventures;
•	sell assets;
•	incur liens;
•	create restrictions on the ability of restricted subsidiaries to transfer assets;
•	enter into transactions with affiliates;
•	create unrestricted subsidiaries; and
•	consolidate, merge or sell all or substantially all of our assets.

In addition, our Credit Facility provides that our maximum net leverage ratio must be less than 65%, which, as defined in our Credit Facility agreement, is calculated on a net debt basis after a minimum liquidity threshold. Our net leverage ratio as of December 31, 2019, as calculated under our Credit Facility, was approximately 50.3.%. Our Credit Facility also contains financial covenants related to our tangible net worth, liquidity, and interest coverage or a minimum unrestricted cash balance. Tables measuring our compliance with the financial conditions and covenants under the Notes and Credit Facility are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this Report on Form 10-K and incorporated herein by reference. Failure to have sufficient borrowing base availability in the future or to be in compliance with our financial covenants under our Credit Facility could have a material adverse effect on our operations and financial condition.

A breach of the covenants under the Indenture or any of the other agreements governing our indebtedness could result in an event of default under the Indenture or other such agreements.

A default under our Credit Facility or the Indenture governing the Notes or other agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Facility agreement would permit the lenders thereunder to terminate all commitments to extend further credit under our Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under any future secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our Notes accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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

As of December 31, 2019, our Notes had a carrying value of approximately $304.8 million, net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million and $3.0 million of unamortized debt issuance costs. In addition, we have $130 million in debt commitments under our Credit Facility, of which none was outstanding or utilized to provide letters of credit at December 31, 2019 with $130 million is available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in our Credit Facility. As part of our financing strategy, we may incur a significant amount of additional debt. Our Credit Facility has, and any additional debt we subsequently incur may have, a floating rate of interest. Our Notes have a fixed rate of interest. We may incur fixed rate debt in the future that may be at a higher interest rate than our floating rate debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of a favorable return on such assets and could result in a loss or lower profitability. The occurrence of either such event or both could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

We may be unable to repurchase the Notes upon a change of control as required by the Indenture.

Upon the occurrence of certain specific kinds of change of control events, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest thereon. In such circumstances, we cannot assure you that we would have sufficient funds available to repay all of our indebtedness that would become payable upon a change of control and to repurchase all of the Notes. Our failure to purchase the Notes would be a default under the Indenture and would trigger a cross default of the Credit Facility.

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

Our employment agreements with Messrs. Webb, Miller and Stephens each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could materially and adversely affect the market price of our common stock.

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

Risks Related to Ownership of Our Common Stock

We are a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to emerging growth and smaller reporting companies, our common stock may be less attractive to investors.

We are a "smaller reporting company" because we had public float of less than $250 million on the applicable measurement date. As a smaller reporting company, we are subject to reduced disclosure obligations in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The trading market for our common stock is influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. Any analysts who do cover us may make adverse recommendations regarding our common stock, adversely change their recommendations from time to time or provide more favorable relative recommendations about our competitors. We are covered by a limited number of analysts.  If any analyst who covers us now or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn may cause our stock price or trading volume to decline.

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

We have outstanding $308.0 million in aggregate principal amount of Notes. In the future, we may attempt to increase our capital resources by conducting offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, including the Notes, and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

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

Circumstances may occur in which the interest of these shareholders could be in conflict with your interests or our interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you. For example, the Institutional Investors are also in the real estate and land development business. Such Institutional Investors and their affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. We have entered into various business relationships with some of the Institutional Investors, or entities affiliated with or controlled by them, including real estate development or homebuilding joint ventures. While our audit committee, our related party review committee, or in some cases all of our independent or disinterested board members, have reviewed and approved all such transactions, we do not have exclusive control over such joint ventures, which may prevent us from taking actions that are in our best interest but opposed by our partners. If the projects within such joint ventures do not perform well, it is possible that disputes between us and our joint venture partners may result in litigation or arbitration which would be further complicated due to the conflict of interest. Any such dispute would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could have a material and adverse effect on our business. See the Risk Factor entitled "We currently have significant amounts invested in unconsolidated joint ventures with independent third parties--some which are affiliated with certain of our board members--in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners" for a description of additional risks arising from our investments in joint ventures. Institutional Investors and their affiliates are involved in business that provides equity capital for residential housing, land and development, including for businesses that directly or indirectly compete with our business. In their capacities as principals or executives of those businesses, they may also pursue opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.

There is no assurance that the existence of a stock repurchase program will result in additional repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On May 10, 2018, the Company's Board of Directors approved a stock repurchase program (the “Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $15 million. The repurchases of the Company’s shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company’s management at its discretion and be based on a variety of factors such as the market price of the Company’s common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In August 2019, the Company extended its Credit Facility in a second modification. In connection with the extension, additional restrictions were placed on the Company’s ability to purchase its stock such that it is unable to purchase stock if its Net Leverage Ratio (as defined in the Credit Facility agreement) is greater than 55%. During any calendar quarter, if the Net Leverage Ratio is greater than 50% but less than 55%, the Company can purchase stock in an amount not to exceed the lesser of $2.5 million and $5 million, less the aggregate amount of all restricted payments and stock purchases made after the effective date of the second modification. During any calendar quarter, if the Net Leverage Ratio is less than 50%, the Company can purchase stock in an amount not to exceed the lesser of $5 million and $10 million, less the aggregate amount of all restricted payments and stock purchases made after the effective date of the second modification. The restrictions in the Credit Facility agreement restrict management’s ability to take advantage of the ability to purchase stock when it is most advantageous.

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

We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 6,800 square feet through May 2020 in Roseville, CA approximately 7,700 square feet through October 2021 in Walnut Creek, CA (all of which is sublet), approximately 1,400 square feet through July 2021 in Agoura Hills, CA and approximately 3,100 square feet through February 2021 in Scottsdale, AZ. For information on land owned and controlled by us and our joint ventures for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lots Owned and Controlled", "- Equity in Net Income (Loss) of Unconsolidated Joint Ventures" and "- Off-Balance Sheet Arrangements and Contractual Obligations - Joint Ventures".

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

As of February 13, 2020, we had 11 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our Credit Facility and Notes indenture, and such other factors as our board of directors deem relevant.

Issuer Share Repurchases

During the year ended December 31, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  During the year ended December 31, 2018, the Company repurchased and retired 1,003,116 shares of its common stock at an aggregate purchase price of $8.5 million.  None of the 2019 repurchases took place during the three month period ended December 31, 2019.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2019.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sales revenue	$532,352	$504,029	$560,842	$507,949	$280,209
Land sales revenue	41,664	—	—	—	—
Fee building revenue, including management fees	95,333	163,537	190,324	186,507	149,890
Total revenues	$669,349	$667,566	$751,166	$694,456	$430,099

Pretax income (loss):
Homebuilding	$(10,463)	$(24,706)	$27,034	$25,546	$23,698
Land	(3,405)	—	—	—	—
Fee building	2,052	4,401	5,497	8,404	10,213
Pretax income (loss)	$(11,816)	$(20,305)	$32,531	$33,950	$33,911

Net income (loss) attributable to the Company	$(8,037)	$(14,216)	$17,152	$21,022	$21,688
Basic earnings (loss) per share	$(0.40)	$(0.69)	$0.82	$1.02	$1.29
Diluted earnings (loss) per share	$(0.40)	$(0.69)	$0.82	$1.01	$1.28
Weighted Average Common Shares Outstanding: (1)
Basic	20,063,148	20,703,967	20,849,736	20,685,386	16,767,513
Diluted	20,063,148	20,703,967	20,995,498	20,791,445	16,941,088

Balance Sheet Data
Cash and cash equivalents	$79,314	$42,273	$123,546	$30,496	$45,874
Real estate inventories (2)	$433,938	$566,290	$416,143	$286,928	$200,636
Investment in and advances to unconsolidated joint ventures	$30,217	$34,330	$55,824	$50,857	$60,572
Total assets	$603,189	$696,097	$644,512	$419,136	$351,270
Total debt	$304,832	$387,648	$318,656	$118,000	$83,082
Stockholders’ equity	$232,647	$239,954	$263,990	$244,523	$220,775
Stockholders' equity per common share outstanding	$11.58	$11.96	$12.64	$11.81	$10.75
Cash dividends declared per share	$—	$—	$—	$—	$—

Operating Data (excluding unconsolidated JVs)
Net new home orders	532	536	412	253	174
New homes delivered	574	498	341	250	148
Average sales price of homes delivered	$927	$1,012	$1,645	$2,032	$1,893
Selling communities at end of year	21	20	17	15	10
Backlog at end of year, number of homes	149	191	153	79	67
Backlog at end of year, dollar value	$125,803	$207,071	$162,250	$187,296	$166,567
Average sales price of homes in backlog	$844	$1,084	$1,060	$2,371	$2,486

Operating Data – Fee Building Projects (excluding unconsolidated JVs)
Homes started	284	545	533	784	513
Homes delivered	309	600	820	644	537
Homes under construction at end of period	219	244	299	586	446

(1)	The Company completed a follow-on offering on December 9, 2015 issuing and selling 4,025,000 shares of common stock at a price of $12.50 per share.
(2)

Effective July 1, 2016, certain capitalizable selling and marketing costs were reclassified to other assets from real estate inventories. Prior year periods have been reclassified to conform to current year presentation. $9.3 million was reclassified from real estate inventories to other assets for the year ended December 31, 2015.

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

Non-GAAP Measures

This annual report on Form 10-K includes certain non-GAAP measures, including homebuilding gross margin before impairments (or home sales gross margin before impairments), homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, adjusted net income, adjusted earnings per share, net debt, the ratio of net debt-to-capital, adjusted homebuilding gross margin, adjusted homebuilding gross margin percentage, general and administrative costs excluding severance charges, general and administrative costs excluding severance charges as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding severance charges, and selling, marketing and general and administrative costs excluding severance charges as a percentage of home sales revenue.  For a reconciliation of homebuilding gross margin before impairments, homebuilding gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Consolidated Financial Data." For a reconciliation of adjusted net income and adjusted earnings per share to the comparable GAAP measures, please see "-- Overview." For a reconciliation of adjusted homebuilding gross margin and adjusted homebuilding gross margin percentage to the comparable GAAP measures, please see "-- Results of Operations - Homebuilding Gross Margin." For a reconciliation of net debt and net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of general and administrative costs excluding severance charges, general and administrative expenses excluding severance charges as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding severance charges and selling, marketing and general and administrative expenses excluding severance charges as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses."

Consolidated Financial Data

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Revenues:
Home sales	$532,352	$504,029	$560,842
Land sales	41,664	—	—
Fee building, including management fees from unconsolidated joint ventures of $1,947, $3,385, and $4,945, respectively	95,333	163,537	190,324
	669,349	667,566	751,166
Cost of Sales:
Home sales	469,557	436,530	473,213
Home sales impairments	8,300	10,000	2,200
Land sales	43,169	—	—
Land sales impairments	1,900	—	—
Fee building	93,281	159,136	184,827
	616,207	605,666	660,240
Gross Margin:
Home sales	54,495	57,499	85,429
Land sales	(3,405)	—	—
Fee building	2,052	4,401	5,497
	53,142	61,900	90,926

Home sales gross margin	10.2%	11.4%	15.2%
Home sales gross margin before impairments(1)	11.8%	13.4%	15.6%
Land sales gross margin	(8.2)%	—	—
Fee building gross margin	2.2%	2.7%	2.9%

Selling and marketing expenses	(36,357)	(36,065)	(32,702)
General and administrative expenses	(25,723)	(25,966)	(26,330)
Equity in net income (loss) of unconsolidated joint ventures	(3,503)	(19,653)	866
Gain on early extinguishment of debt	1,164	—	—
Other income (expense), net	(539)	(521)	(229)
Pretax income (loss)	(11,816)	(20,305)	32,531
(Provision) benefit for income taxes	3,815	6,075	(15,390)
Net income (loss)	(8,001)	(14,230)	17,141
Net (income) loss attributable to non-controlling interest	(36)	14	11
Net income (loss) attributable to The New Home Company Inc.	$(8,037)	$(14,216)	$17,152

Interest incurred	$28,819	$28,377	$21,978
Adjusted EBITDA(2)	$42,471	$39,898	$50,145
Adjusted EBITDA margin percentage (2)	6.3%	6.0%	6.7%

(1)

Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2019	%	2018	%	2017	%
	(Dollars in thousands)
Home sales revenue	$532,352	100.0%	$504,029	100.0%	$560,842	100.0%
Cost of home sales	477,857	89.8%	446,530	88.6%	475,413	84.8%
Homebuilding gross margin	54,495	10.2%	57,499	11.4%	85,429	15.2%
Add: Home sales impairments	8,300	1.6%	10,000	2.0%	2,200	0.4%
Homebuilding gross margin before impairments(1)	$62,795	11.8%	$67,499	13.4%	$87,629	15.6%

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

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income (loss)	$(8,001)	$(14,230)	$17,141
Add:
Interest amortized to cost of sales and equity in net income (loss) of unconsolidated joint ventures	28,275	19,908	11,057
Provision (benefit) for income taxes	(3,815)	(6,075)	15,390
Depreciation and amortization	8,957	6,631	449
Amortization of stock-based compensation	2,260	3,090	2,803
Cash distributions of income from unconsolidated joint ventures	374	715	1,588
Severance charges	1,788	—	—
Noncash inventory impairments and abandonments	10,294	10,206	2,583
Less:
Gain on early extinguishment of debt	(1,164)	—	—
Equity in net (income) loss of unconsolidated joint ventures	3,503	19,653	(866)
Adjusted EBITDA	$42,471	$39,898	$50,145
Total Revenue	$669,349	$667,566	$751,166
Adjusted EBITDA margin percentage	6.3%	6.0%	6.7%
Interest incurred	28,819	28,377	21,978
Ratio of Adjusted EBITDA to total interest incurred	1.5x	1.4x	2.3x

Overview

Fiscal 2019 was a pivotal year for our Company as we committed early in the year to generating cash flow, deleveraging our balance sheet, and improving SG&A efficiency to address a weaker housing market to start the year.  By the end of 2019, the Company had generated $121.3 million in operating cash flow, reduced debt by $82.8 million, and established a more streamlined cost structure which included right-sizing our operations by reducing headcount, along with improved selling, marketing and administrative expense leverage. At the end of 2019, our debt-to-capital ratio was 56.7% and our net-debt-to-capital ratio was 49.2%*, a 980 basis point improvement over 2018.

2019 net new orders of 532 were nearly flat with 2018 orders as the 2019 order volume was impacted by weaker buyer demand in the first half of the year that drove a year-over-year decrease in monthly sales absorption rates.  Buyer demand steadily improved throughout the year and drove year-over-year increases in our monthly net new orders for the final five months of 2019. The 2019 fourth quarter was particularly strong with monthly sales pace up 83% resulting in a 106% increase in net new orders over the 2018 fourth quarter.  Demand during 2019 was strongest at our more affordable, entry level communities where the monthly absorption rate increased to 3.3 for the year compared to the Company average of 2.1 further underscoring the benefit of our ongoing strategy to diversify our product portfolio and expand our customer base.  The Company also delivered 62% more spec homes in 2019 as compared to 2018 due in part to an increase in spec homes from a shift to more affordable product and also due to a higher beginning balance of specs to start 2019 due to slower sales in the fourth quarter of 2018.  The increase in spec deliveries, along with a higher number of homes in beginning backlog, drove a 15% increase in deliveries for 2019, which contributed to a 6% increase in home sales revenue for 2019 and was partially offset by an 8% drop in average selling price that accompanied the delivery mix shift.  We expect this shift to more affordable product to continue as approximately 58% of homes in the 2019 ending backlog were from entry level and first time move up communities compared to only about 29% at the end of 2018.  Ending backlog for 2019 totaled $125.8 million from 149 homes compared to $207.1 million from 191 homes at December 31, 2018.

Total revenues for the year ended December 31, 2019 were $669.3 million compared to $667.6 million for the prior year. In addition to the increase in homebuilding revenue, the Company also recorded land sales revenue of $41.7 million for 2019 compared to no land sales revenue during 2018.  The land sales revenue related to three land parcels sold in Northern California as part of a strategic decision to generate cash flow and reduce our concentration of capital investments in certain communities.  Partially offsetting these revenue increases was a 42% year-over-year decrease in fee building revenue driven by a decrease in construction activity at fee building communities in Irvine, California due to lower demand levels in that market.

For the full year 2019, the Company reported a net loss of $8.0 million, or $(0.40) per diluted share. Adjusted net income for the year was $3.3 million*, or $0.16* per diluted share, after excluding $10.2 million in pretax inventory impairment charges, including $1.9 million related to a land sale, a $3.5 million pretax joint venture impairment charge, and $1.5 million in land sales losses. The Company's net loss for 2018 was $14.2 million, or $(0.69) per diluted share. Adjusted net income for 2018 was $7.6 million*, or $0.37* per diluted share, and excluded $10.0 million in pretax inventory impairment charges and a $20.0 million pretax joint venture impairment charge. The year-over-year decrease in net loss was primarily attributable to a $16.5 decrease in joint venture impairment charges, a 6% increase in home sales revenue, and a 60 basis point improvement in selling, general and administrative expenses as percentage of home sales revenue.  These increases were partially offset by a 120 basis point decline in home sales margin (a 160 basis point decline before impairments*), a 42% decrease in fee building revenue, and a reduction in income tax benefit.  The decrease in home sales gross margin before impairments was the result of increased incentives and higher interest costs, which were partially offset by a product mix shift.

The Company's wholly owned lots owned and controlled at December 31, 2019 was 2,701, of which approximately 42% were controlled through option contracts. The Company ended the year with $79.3 million in cash and cash equivalents, $304.8 million in debt, of which none was outstanding under its $130 million unsecured revolving credit facility. The Company's debt-to-capital ratio at December 31, 2019 was 56.7% and its net debt-to-capital ratio was 49.2%*. During 2019, the Company repurchased and retired approximately $17.0 million of its 7.25% Senior Notes due 2022 and recognized a $1.2 million gain on the early extinguishment of debt. The Company also repurchased and retired 153,916 shares of common stock under the repurchase program authorized during 2018 and had remaining authorization to purchase $5.4 million of common shares, subject to debt covenant restrictions, under this plan.

* Net-debt-to capital ratio, adjusted net income, adjusted earnings per diluted share and home sales gross margin before impairments are non-GAAP measures. For a reconciliation of the net debt-to-capital ratio to the appropriate GAAP measure, please see "Liquidity and Capital Resources - Debt-to-Capital Ratios."  We believe that the ratio of net debt-to-capital is a relevant financial measure for management and investors to understand the leverage employed in our operations and as an indicator of the Company’s ability to obtain financing.  We believe adjusted net income and adjusted earnings per diluted share are meaningful as the impact of impairments, loss on land sales and deferred tax asset adjustments are removed to provide investors with an understanding of the impact these noncash items had on earnings. We believe home sales gross margin before impairments is meaningful, as it isolates the impact home sales impairments have on homebuilding gross margin and provides investors better comparisons with our competitors, who may adjust gross margins in a similar fashion.

Non-GAAP Footnote (continued)

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Net income (loss) attributable to The New Home Company Inc.	$(8,037)	$(14,216)	$17,152
Inventory and joint venture impairments and loss on land sales, net of tax	11,313	21,810	1,366
Noncash deferred tax asset charge	—	—	3,190
Adjusted net income attributable to The New Home Company Inc.	$3,276	$7,594	$21,708

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.40)	$(0.69)	$0.82
Diluted	$(0.40)	$(0.69)	$0.82

Adjusted earnings per share attributable to The New Home Company Inc.:
Basic	$0.16	$0.37	$1.04
Diluted	$0.16	$0.37	$1.03

Weighted average shares outstanding for adjusted earnings per share:
Basic	20,063,148	20,703,967	20,849,736
Diluted	20,120,450	20,804,859	20,995,498

Inventory and joint venture impairments	$13,700	$30,000	$2,200
Loss on land sales	1,505	—	—
Less: Related tax benefit	(3,892)	(8,190)	(834)
Inventory and joint venture impairments and loss on land sales, net of tax	$11,313	$21,810	$1,366

After-tax loss per share attributable to The New Home Company Inc. related to inventory and joint venture impairments and loss on land sales:
Basic	$0.56	$1.05	$0.07
Diluted	$0.56	$1.05	$0.07

Loss per share attributable to The New Home Company Inc. related to deferred tax asset charge:
Basic	NA	NA	$ (0.15)
Diluted	NA	NA	$ (0.15)

Results of Operations

Net New Home Orders

	Year Ended December 31,
		Change			Change
	2019	Amount	%	2018	Amount	%	2017
Net new home orders
Southern California	288	(13)	(4)%	301	104	53%	197
Northern California	215	13	6%	202	(13)	(6)%	215
Arizona	29	(4)	(12)%	33	33	NA	—
Total net new home orders	532	(4)	(1)%	536	124	30%	412

Monthly sales absorption rate per community (1)
Southern California	2.1	(0.1)	(5)%	2.2	(0.1)	(4)%	2.3
Northern California	2.3	(0.4)	(15)%	2.7	(0.4)	(13)%	3.1
Arizona	1.2	(0.5)	(29)%	1.7	NA	NA	—
Total monthly sales absorption rate per community (1)	2.1	(0.2)	(9)%	2.3	(0.4)	(15)%	2.7

Cancellation rate	11%	1%	NA	10%	1%	NA	9%

Selling communities at end of year:
Southern California	10	(3)	(23)%	13	3	30%	10
Northern California	9	4	80%	5	(2)	(29)%	7
Arizona	2	—	—%	2	2	NA	—
Total selling communities	21	1	5%	20	3	18%	17

Average selling communities
Southern California	11	(1)	(8)%	12	5	71%	7
Northern California	8	2	33%	6	—	—%	6
Arizona	2	—	—%	2	NA	NA	NA
Total average selling communities	21	1	5%	20	7	54%	13

(1)	Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the year ended December 31, 2019 totaled 532 and was down slightly from the prior year.  The 2019 order volume was impacted by weaker buyer demand in the first half the year that drove a year-over-year decrease in monthly sales absorption rates.  This gap in demand tightened in the 2019 third quarter, which we believe was driven in large part by lower interest rates and higher incentives, and resulted in year-over-year increases in net new orders for the final five months of 2019.  Additionally, a 5% increase in average selling communities partially offset the slower sales pace for 2019 compared to 2018.  During 2019, Northern California experienced the most community count growth with a 33% year-over-year increase in average selling communities and nine actively selling communities at the end of the year compared to only five at the end of 2018.

Demand was strongest during 2019 for our more-affordable, entry-level product, which averaged a monthly sales pace of 3.3 per community compared to a total of 2.1 per community for the companywide average.  The 2019 monthly sales pace for our entry-level product was led by a new, popular community of attached court homes located in Southern California's Inland Empire and an existing community of single family detached homes located in a Northern California masterplan community in Lathrop.  Also in Northern California, two new entry level communities that opened late in the 2019 third quarter within a master plan in Vacaville experienced strong buyer demand and made significant contributions to the Company's 2019 total order activity.

During the year ended December 31, 2019, the 15% decrease in Northern California's monthly absorption rate from 2018 was driven by Bay Area communities where current buyer affordability constraints impacted new orders compared to the strong sales volume experienced in 2018.  Southern California's monthly absorption rate for the year ended December 31, 2019 compared to 2018 was relatively unchanged as we believe an overall run up in home prices and a slowdown in demand from foreign national buyers in the market continued to temper demand for our move-up and luxury product mostly within Orange County while our more affordable, entry level communities enjoyed a higher sales pace.  The Arizona monthly absorption rate for the year ended December 31, 2019 was down to 1.2 as compared to 1.7 for the prior year period primarily due a lack of inventory at our Belmont community in Gilbert, AZ which was nearly sold out as of the beginning of the 2019 third quarter.

Net new home orders for the year ended December 31, 2018 were up 30% compared to 2017 as a result of a 54% increase in average selling communities, partially offset by a decline in the monthly sales absorption rate. Demand was healthy across our markets throughout the first half of 2018, however, buyer hesitancy emerged in the second half of 2018, particularly in the fourth quarter, which was spurred by higher interest rates and higher absolute home prices and resulted in an overall decline in sales per community for 2018.

Orders were up 53% in 2018 compared to 2017 for Southern California primarily driven by a 71% increase in average selling communities.  The increase in more affordably priced communities helped maintain Southern California's monthly sales absorption rate at 2.2 sales per community, nearly flat with the pace in 2017, as lower priced product was less impacted by the decrease in buyer demand experienced in 2018.  The decline in net new orders for Northern California was largely attributable to a 13% decrease in 2018 monthly sales absorption rate to 2.7 sales per community from 3.1 in 2017. Northern California benefited in 2017 from strong sales activity from high-demand communities that sold out during 2017, two of which were located in the Bay Area and one in Davis, CA. New for 2018, were contributions of 1.7 sales per month from our first wholly owned projects in Arizona which were largely driven by our Belmont community in Gilbert.

The Company's cancellation rate for 2019 was 11% as compared to 10% and 9% for 2018 and 2017, respectively.  Our cancellation rate has increased moderately with our transition to lower price points where buyers are often times more credit challenged than a luxury or move-up buyer. All of the communities that opened during the year ended December 31, 2019 offered base pricing of $600,000 or less.

Backlog

	Year Ended December 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	72	$69,263	$962	90	$111,024	$1,234	(20)%	(38)%	(22)%
Northern California	66	41,973	636	68	59,847	880	(3)%	(30)%	(28)%
Arizona	11	14,567	1,324	33	36,200	1,097	(67)%	(60)%	21%
Total	149	$125,803	$844	191	$207,071	$1,084	(22)%	(39)%	(22)%

	Year Ended December 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	90	$111,024	$1,234	71	$93,955	$1,323	27%	18%	(7)%
Northern California	68	59,847	880	82	68,295	833	(17)%	(12)%	6%
Arizona	33	36,200	1,097	—	—	—	NA	NA	NA
Total	191	$207,071	$1,084	153	$162,250	$1,060	25%	28%	2%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of December 31, 2019 was down 22% as compared to 2018 primarily due a 15% increase in deliveries in 2019 driven by increased spec home deliveries and higher quarterly backlog conversion rates, partially offset by a higher number of backlog units to begin the year as compared to 2018.  Quarterly backlog conversion rates were up year-over-year for each the second, third and fourth quarters of 2019.  The increase in the conversion rates resulted from the Company's move to more affordably priced product, which generally has quicker build cycles, as well as the Company's success in selling and delivering a higher number of spec homes from these communities. The decline in backlog dollar value at December 31, 2019 from December 31, 2018 was due to 22% fewer homes in backlog and a 22% decrease in average selling price from the Company's shift to more affordable product.  In Northern California, homes in backlog shifted to more affordable product located in the Sacramento region for the year ended December 31, 2019 from higher-priced, Bay Area homes that comprised a significant portion of backlog units at December 31, 2018.  In Southern California, the average selling price of homes in backlog at the end of 2019 decreased as orders increased from communities located in the more-affordable Inland Empire compared to the prior year where backlog units were concentrated in higher-priced communities in Orange County and Los Angeles.  Backlog units and dollar value for Arizona at December 31, 2019 were down from the prior year primarily due to the near close-out at our Gilbert community, which had very little inventory remaining in the second half of 2019; however, the Arizona average selling price in backlog was up due to higher contract prices at this community at December 31, 2019.

The number of homes in backlog at the end of 2018 was up 25% compared to 2017 due to a 30% increase in net new home orders from a higher average community count, and the impact of closing delays at a few communities. The 28% increase in backlog dollar value to $207.1 million at December 31 2018, was driven mostly by the increase in the number of homes in backlog, and to a lesser extent, a 2% increase in average selling price. Northern California average sales price was up 6% year-over-year due to sales price increases at one particular community in the Bay Area. This increase was partially offset by a decrease in Southern California average selling price related to the close-out of higher-priced communities and an increase in orders from more affordable communities during 2018.

Lots Owned and Controlled

	December 31,
		Change			Change
	2019	Amount	%	2018	Amount	%	2017
Lots Owned
Southern California	501	(125)	(20)%	626	63	11%	563
Northern California	682	(60)	(8)%	742	424	133%	318
Arizona	395	96	32%	299	234	360%	65
Total	1,578	(89)	(5)%	1,667	721	76%	946
Lots Controlled(1)
Southern California	430	225	110%	205	(73)	(26)%	278
Northern California	378	(73)	(16)%	451	(580)	(56)%	1,031
Arizona	315	(174)	(36)%	489	(8)	(2)%	497
Total	1,123	(22)	(2)%	1,145	(661)	(37)%	1,806
Total Lots Owned and Controlled	2,701	(111)	(4)%	2,812	60	2%	2,752
Fee Building Lots(2)	1,135	329	41%	806	(114)	(12)%	920

(1)

Includes lots that we control under purchase and sale agreements or option agreements that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled decreased 4% year-over-year to 2,701 lots, of which 42% were controlled through option contracts compared to 41% optioned in the prior year period. The decrease in wholly owned lots owned and controlled was primarily due to an increase in home deliveries to 574 compared to 2018, partially offset by executed contracts primarily for new developments in Southern California's Inland Empire, and to a lesser extent, for new developments across Northern California during the year ended December 31, 2019.  Also in 2019, the Company sold 181 lots as part of a strategic decision to generate cash flow and reduce our concentration of capital investments in certain markets.

The increase in fee building lots at December 31, 2019 as compared to the prior year period was primarily attributable to new contracts entered into during the year ended December 31, 2019, for 600 lots located in Irvine, California with our largest customer and an additional 38 lots with a new customer. These fee lot additions were partially offset by the delivery of 309 homes to fee building customers during 2019.

The Company increased the number of wholly owned lots owned and controlled by 2% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in wholly owned lots owned and controlled was due to contracts entered into during 2018 for new developments across all markets. In Southern California, contracts were executed in 2018 for three communities for control of 272 lots within the Inland Empire. Also in 2018, purchase agreements for two new communities in the greater Phoenix area were executed for a total of 226 lots that increased our geographic footprint in the Arizona market. In Northern California, we entered into an agreement for 60 lots in a community in Rocklin, CA. The increase in wholly owned lots owned and controlled was partially offset by a 46% increase in home deliveries for 2018.

The decrease in fee building lots at December 31, 2018 as compared to 2017 was primarily attributable to the delivery of 600 homes to customers during 2018. This impact was offset by fee lot additions of 486 lots for new contracts entered into during 2018, including construction management contracts the Company entered into with a new customer during the 2018 second quarter that totaled 165 lots across five communities.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	306	$312,410	$1,021	282	$317,373	$1,125	9%	(2)%	(9)%
Northern California	217	159,832	737	216	186,656	864	0%	(14)%	(15)%
Arizona	51	60,110	1,179	—	—	—	NA	NA	NA
Total	574	$532,352	$927	498	$504,029	$1,012	15%	6%	(8)%

	Year Ended December 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	282	$317,373	$1,125	174	$433,651	$2,492	62%	(27)%	(55)%
Northern California	216	186,656	864	167	127,191	762	29%	47%	13%
Total	498	$504,029	$1,012	341	$560,842	$1,645	46%	(10)%	(38)%

New home deliveries increased 15% for the year ended December 31, 2019 compared to the prior year period primarily due to higher quarterly backlog conversion rates including the delivery of more spec homes and a higher number of beginning backlog units.  Home sales revenue for the year ended December 31, 2019 increased 6% compared to 2018, primarily due to the increase in new home deliveries, partially offset by an 8% decrease in average selling price per delivery for the period related to the Company's shift to more affordable product in California, partially offset by the addition of Arizona deliveries in 2019 where the average selling price exceeded $1.1 million.  Average selling price in Northern California for the year ended December 31, 2019 declined year-over-year on a nearly equal number of home deliveries due to the significant increase in deliveries from more affordable communities in the Sacramento region and fewer Bay Area deliveries, which generally are higher-priced.  Average selling price was down in Southern California due to a mix shift of deliveries with 2018 including deliveries from several higher-priced, closed-out, Orange County communities compared to 2019 which saw an increase in closings from more affordable, entry level and first move up homes.  Partially offsetting the decline in average selling price for Southern California were the initial deliveries from a multifamily condominium community in Los Angeles and a luxury community in South Orange County, which accounted for approximately 25% of 2019 Southern California deliveries.

New home deliveries increased 46% for the year ended December 31, 2018 compared to 2017. The increase in deliveries was the result of a higher number of homes in backlog at December 31, 2017 compared to the prior year, and an increase in new home orders during the year. Notwithstanding the increase in 2018 deliveries, home sales revenue decreased 10% compared to 2017 primarily due to a 38% lower average sales price per delivery that resulted from the Company's strategic shift to more affordable price points. The year-over-year decrease in average sales price in 2018 was most pronounced in Southern California where over half of 2018 deliveries were from communities with base pricing of $750,000 or less compared to only about 10% of total deliveries from this price point in 2017. Additionally, the 2017 average selling price was heavily influenced by deliveries from two Crystal Cove luxury communities in Newport Coast, CA where average selling prices exceeded $6.0 million for the year. 2018 home sales revenue was also adversely impacted by closing delays of several homes in backlog that were scheduled to be delivered in the 2018 fourth quarter and an overall slowing in sales rates in the second half of 2018, particularly in the fourth quarter. Most notably, homes in backlog from our multifamily condominium community in Los Angeles, CA were scheduled to close in the 2018 fourth quarter but were rescheduled for delivery in 2019, which negatively impacted 2018 home sales revenue by approximately $20.0 million.

Homebuilding Gross Margin

Homebuilding gross margin for 2019 was 10.2% versus 11.4% in the prior year. The 2019 period included $8.3 million in noncash inventory impairment charges related to one luxury condominium community in Scottsdale, Arizona with slow monthly sales absorption that required sales price adjustments and one higher-priced homebuilding community within the Inland Empire in Southern California that required more incentives than originally expected.  Homebuilding gross margin for 2018 included $10.0 million in noncash inventory impairment charges related to two higher-priced communities in Southern California that required sales price adjustments due to a slower sales pace.  Excluding impairments, homebuilding gross margin was 11.8% for 2019 as compared to 13.4% for 2018.  The 160 basis point decrease in homebuilding gross margin before impairments was primarily due to increased incentives (particularly in Southern California) and higher interest costs.  Excluding home sales impairments and interest in cost of home sales, adjusted homebuilding gross margin percentage for the years ended December 31, 2019 and 2018 was 16.7% and 17.1%, respectively.

Homebuilding gross margin percentage for 2018 was 11.4% versus 15.2% in 2017. Homebuilding gross margin for 2018 included $10.0 million in noncash inventory impairment charges discussed above.  Inventory impairment charges for 2017 totaled $2.2 million and related to one homebuilding community in Southern California where slower monthly sales required additional incentives. Homebuilding gross margin percentage before impairments was 13.4% and 15.6% for 2018 and 2017, respectively.  The 220 basis point decline in homebuilding gross margin before impairments was primarily due to higher interest costs included in cost of homes sales, and to a lesser extent a product mix shift. Interest in cost of home sales increased for 2018 as the amount of previously capitalized interest from our Senior Notes issued in 2017 began to flow through cost of homes sales in greater proportion than capitalized interest from our unsecured credit facility, which carries a lower interest rate. The year-over-year mix shift in 2018 included, among other things, significant deliveries in 2017 from two luxury communities in Newport Coast, CA, which generated higher gross margins than many of our 2018 communities.  Excluding home sales impairments and interest in cost of home sales, adjusted homebuilding gross margin percentage for the years ended December 31, 2018 and 2017 was 17.1% and 17.6%, respectively.  Homebuilding gross margin before impairments and adjusted homebuilding gross margin are non-GAAP measures.  See the table below reconciling these non-GAAP financial measures to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2019	%	2018	%	2017	%
	(Dollars in thousands)
Home sales revenue	$532,352	100.0%	$504,029	100.0%	$560,842	100.0%
Cost of home sales	477,857	89.8%	446,530	88.6%	475,413	84.8%
Homebuilding gross margin	54,495	10.2%	57,499	11.4%	85,429	15.2%
Add: Home sales impairments	8,300	1.6%	10,000	2.0%	2,200	0.4%
Homebuilding gross margin before impairments (1)	62,795	11.8%	67,499	13.4%	87,629	15.6%
Add: Interest in cost of home sales	26,304	4.9%	18,678	3.7%	11,021	2.0%
Adjusted homebuilding gross margin(1)	$89,099	16.7%	$86,177	17.1%	$98,650	17.6%

(1)

Homebuilding gross margin before impairments and adjusted homebuilding gross margin are non-GAAP financial measures. These measures isolate the impact that home sales impairments and leverage have on homebuilding gross margin.  We believe this information is meaningful as it allow investors to evaluate metrics of our ongoing homebuilding operations without the impact of isolated events and interest costs and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Land Sales

During 2019, the Company sold three land parcels in Northern California that generated $41.7 million in land sales revenue compared to no land sales revenue for 2018 and 2017.  In connection with the 2019 land sales, the Company recorded a pretax loss from these sales of $3.4 million, which included a $1.9 million impairment charge booked in the 2019 third quarter related to land that closed during the 2019 fourth quarter.  The Company sold 181 lots as part of a strategic decision to generate cash flow and reduce our concentration of capital investments in certain markets.

Fee Building

	Year Ended December 31,
	2019	%	2018	%	2017	%
	(Dollars in thousands)
Fee building revenues	$95,333	100.0%	$163,537	100.0%	$190,324	100.0%
Cost of fee building	93,281	97.8%	159,136	97.3%	184,827	97.1%
Fee building gross margin	$2,052	2.2%	$4,401	2.7%	$5,497	2.9%

For the year ended December 31, 2019, fee building revenues decreased 42% from the prior year period, driven by a decrease in construction activity at fee building communities in Irvine, California due to lower demand levels in that market.  Included in fee building revenues for the years ended December 31, 2019 and 2018 were (i) $91.5 million and $157.8 million of billings to land owners, respectively, and (ii) $3.8 million and $5.7 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively.

The cost of fee building decreased for the year ended December 31, 2019 compared to 2018 primarily due to the decrease in fee building activity mentioned above and to a lesser extent, lower allocated G&A expenses. The amount of G&A expenses included in the cost of fee building was $5.4 million and $7.2 million for the years ended December 31, 2019 and 2018, respectively. Fee building gross margin decreased to $2.1 million for the year ended December 31, 2019 from $4.4 million in the prior year period primarily due to lower fee billings and reduced management fees, offset partially by lower allocated G&A expenses.

For the year ended December 31, 2018, fee building revenues decreased 14% from 2017 primarily due to a decrease in costs incurred from fee building activities resulting from a lower number of homes under construction during the year. Included in fee building revenues for the years ended December 31, 2018 and 2017 were (i) $157.8 million and $185.4 million, respectively, of billings to land owners for general contracting services and (ii) $5.7 million and $4.9 million of management fees from our unconsolidated joint ventures and third-party land owners for 2018 and 2017, respectively. The increase in management fees related to $2.3 million in new fee revenue from construction and sales management service contracts commencing in 2018, partially offset by a $1.6 million reduction in management fees from joint ventures as a result of joint venture community closeouts and buyouts during 2017.

For the year ended December 31, 2018, cost of fee building decreased due to the decrease in fee building activity, compared to 2017. The amount of G&A expenses included in cost of fee building was $7.2 million and $8.3 million for the years ended December 31, 2018 and 2017, respectively. Fee building gross margin percentage decreased to 2.7% for the year ended December 31, 2018 from 2.9% in 2017. The decrease in fee building gross margin in 2018 was due to a change in the fee building business agreements on certain projects from a percentage of cost fee to a per-unit fixed fee arrangement and a decrease in fee billings and joint venture management fees, partially offset by an increase in management fees from new construction and sales service contracts and lower allocated G&A expenses.

Our fee building revenue has historically been concentrated with a small number of customers. For the years ended December 31, 2019, 2018 and 2017, one customer comprised 95%, 95% and 97% of fee building revenue, respectively.

Selling, General and Administrative Expenses

	Year Ended December 31,			As a Percentage of Home Sales Revenue
	2019	2018	2017	2019	2018	2017
	(Dollars in thousands)
Selling and marketing expenses	$36,357	$36,065	$32,702	6.8%	7.1%	5.8%
General and administrative expenses ("G&A")	25,723	25,966	26,330	4.9%	5.2%	4.7%
Total selling, marketing and G&A ("SG&A")	$62,080	$62,031	$59,032	11.7%	12.3%	10.5%

G&A	$25,723	$25,966	$26,330	4.9%	5.2%	4.7%
Less: Severance charges	(1,788)	—	—	(0.4)%	—	—
G&A, excluding severance charges	$23,935	$25,966	$26,330	4.5%	5.2%	4.7%

Selling and marketing expenses	$36,357	$36,065	$32,702	6.8%	7.1%	5.8%
G&A, excluding severance charges	23,935	25,966	26,330	4.5%	5.2%	4.7%
SG&A, excluding severance charges	$60,292	$62,031	$59,032	11.3%	12.3%	10.5%

During 2019, our SG&A rate as a percentage of home sales revenue was 11.7%, down 60 basis points from the comparable prior year period. The 2019 period included $1.8 million in pretax severance charges taken in the 2019 first quarter related to right-sizing our operations by reducing headcount, including the departure of one of our executive officers. Excluding these charges, the Company's SG&A rate for the year ended December 31, 2019 was 11.3% compared to 12.3% in the prior year period. The 100 basis point improvement was due to better leverage from higher home sales revenue, and to a lesser extent, lower personnel costs, more efficient marketing and advertising spend, and lower co-broker commissions as compared to the prior year.  Partially offsetting these items were higher amortization of capitalized selling and marketing costs and a $1.8 million reduction in G&A expenses allocated to fee building cost of sales due to lower fee building activity and lower joint venture management fees earned during the year ended December 31, 2019.  SG&A excluding severance charges as a percentage of home sales revenue is a non-GAAP measure. See the table above reconciling this non-GAAP financial measure to SG&A as a percentage of home sales revenue, the nearest GAAP equivalent.  We believe removing the impact of these charges from our SG&A rate is relevant to provide investors with a better comparison to prior year rates that do not include these charges.

During 2018, our SG&A rate as a percentage of home sales revenue increased 180 basis points to 12.3% from 10.5% for 2017. The increase was primarily due to lower home sales revenue, higher selling and marketing costs related to advertising for newly opened communities, increased master marketing fees, higher co-broker commissions, and higher sales personnel and advertising costs associated with increased community count growth. These increases were partially offset by lower amortization of capitalized selling and marketing costs in 2018 due to the 2017 close out of higher-end, luxury communities. In addition, the increase also included a net $0.1 million increase in selling and marketing expenses in 2018 related to accounting changes from the adoption of ASC 606, the updated revenue recognition standard. The G&A rate for 2018 was up 50 basis points due to lower home sales revenue, notwithstanding a year-over-year reduction in G&A expenses primarily due to lower incentive-based compensation costs.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of December 31, 2019 and 2018, we had ownership interests in 10 unconsolidated joint ventures, five of which had active operations as of the end of 2019. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.

The Company's share of joint venture loss for the year ended December 31, 2019 was $3.5 million as compared to $19.7 million of loss for the year ended December 31, 2018.  The Company's joint venture loss in 2019 was primarily related to a $3.5 million allocation of an inventory impairment charge from its Southern California land development joint venture.  The joint venture impairment was driven by higher infrastructure costs than originally expected and lower anticipated land sales revenue.  The joint venture loss in 2018 was primarily the result of an allocated noncash impairment loss of $18.9 million and a $1.1 million impairment to the Company's investment in unconsolidated joint ventures, and to a lesser extent, lower homebuilding gross margins. The $20.0 million aggregate joint venture impairment charges in 2018 related to one of the Company's unconsolidated land development joint ventures in Northern California. The joint venture impairment resulted primarily from lower anticipated land sales revenue and higher development and carrying costs.  The Company's share of 2017 joint venture income was positively impacted by buyouts and community closeouts.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
		Change			Change
	2019	Amount	%	2018	Amount	%	2017
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	110	(32)	(23)%	142	(28)	(16)%	170
New homes delivered	137	(9)	(6)%	146	(3)	(2)%	149
Average sales price of homes delivered	$946	$(5)	(1)%	$951	$(7)	(1)%	$958

Home sales revenue	$129,581	$(9,311)	(7)%	$138,892	$(3,805)	(3)%	$142,697
Land sales revenue	34,457	(8,274)	(19)%	42,731	37,981	800%	4,750
Total revenues	$164,038	$(17,585)	(10)%	$181,623	$34,176	23%	$147,447
Net loss	$(66,915)	$(39,011)	(140)%	$(27,904)	$(27,375)	NM	(529)

Selling communities at end of period	4	(3)	(43)%	7	—	—%	7
Backlog (dollar value)	$42,652	$(24,240)	(36)%	$66,892	$256	0%	$66,636
Backlog (homes)	49	(27)	(36)%	76	(4)	(5)%	80
Average sales price of backlog	$870	$(10)	(1)%	$880	$47	6%	$833

Homebuilding lots owned and controlled	74	(137)	(65)%	211	(130)	(38)%	341
Land development lots owned and controlled	1,798	(81)	(4)%	1,879	(444)	(19)%	2,323
Total lots owned and controlled	1,872	(218)	(10)%	2,090	(574)	(22)%	2,664

Gain on Early Extinguishment of Debt

During the year ended December 31, 2019, the Company repurchased and retired approximately $17.0 million of its 7.25% Senior Notes due 2022 for a cash payment of approximately $15.6 million at an average price of 91.88% of face value.  The Company recognized a total gain on early extinguishment of debt of $1.2 million and wrote off approximately $0.2 million of unamortized discount, premium and debt issuance costs associated with the Notes retired during 2019.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2019, the Company recorded an income tax benefit of $3.8 million compared to a $6.1 million benefit for the prior year period. For the year ended December 31, 2019, the Company's effective tax rate was a 32.3% benefit and differed from the federal statutory rate primarily due to federal energy credits related to homes delivered during 2018 and 2019, state income taxes, stock compensation shortfalls and the impact of expected deduction limitations related to executive compensation.  The Company's effective tax rate for the year ended December 31, 2018 was a 29.9% benefit and differed from the federal statutory rate due to state income taxes, benefits from energy tax credits that were extended in February 2018 for 2017 closings, and to a lesser extent, deduction limitations and an adjustment to the Company's deferred tax asset revaluation required as a result of the federal tax rate cut.  The year-over-year increase in effective tax benefit rate was driven by an increase in benefit for energy credits in 2019, partially offset by provisions for increased stock compensation shortfalls and executive compensation deduction limitations for 2019.

For the year ended December 31, 2017, the Company recorded an income tax provision of $15.4 million.  The effective tax rate for 2017 was 47.3% and was impacted by a $3.2 million deferred tax asset charge related to federal tax rate cuts from the Tax Act.  The federal corporate tax rate was cut to a flat 21% from a maximum 35% was the primary driver of the decrease in the Company's effective tax rate for 2018 compared to 2017, partially offset by a tax benefit from production activities which was available in 2017, but eliminated as part of the Tax Act for 2018 and beyond.

The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. In accordance with ASC 740, Income Taxes ("ASC 740"), the consolidated provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its net deferred tax asset at December 31, 2017 and recorded a noncash, provisional charge of $3.2 million, which was included in the tax provision for fiscal 2017. The Company completed its accounting for the tax effects of the Tax Act in 2018, within the one-year measurement period prescribed by the SEC, and recorded a $0.1 million adjustment to the provisional amount. As part of the Tax Act, the Company was no longer able to take certain tax deductions for production activities in 2019 and 2018 that reduced our effective tax rate in prior years. Additionally, the Company became subject to increased deduction limitations on certain executive compensation for 2019.

Liquidity and Capital Resources

Overview

Our principal sources of capital for the year ended December 31, 2019 were cash generated from home and land sales activities, borrowing from our credit facility, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for 2019 were land purchases, land development, home construction, repayments on our revolving credit facility, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and bonds and payment of operating expenses, interest and routine liabilities.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are generally active in acquiring and developing lots to maintain or grow our lot supply and community count. As we expand our business, we expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations.  During 2019 and currently, we have been focused on reducing our debt levels and leverage and therefore expect to spend less on land purchases than we have over the last few years.

During the year ended December 31, 2019, we generated cash flows from operating activities of $121.3 million.  We ended 2019 with $79.3 million of cash and cash equivalents, a $37.0 million increase from December 31, 2018, primarily due to a decrease in land acquisition spend and an increase in home and land sales revenues, partially offset by payments made to pay off our outstanding Credit Facility balance and repurchase our Notes.  We expect to generate cash from the sale of our inventory including unsold and presold homes under construction as well as land sales.  After reducing our debt and leverage levels within our target range, we intend to deploy a portion of the cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by allocating capital to best position the Company for long-term success.

As of December 31, 2019 and 2018, we had $9.6 million and $8.5 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $10.4 million and $8.8 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to operate our business.  As of December 31, 2019, we had outstanding borrowings of $308.0 million in aggregate principal related to our Notes and no borrowings related to our Credit Facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, seller land banking arrangements, or common and preferred equity.

Senior Notes Due 2022

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The maturity date of the Notes is April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law.  During the year ended December 31, 2019, the Company repurchased approximately $17.0 million of the Notes at 91.88% of face value reducing the outstanding aggregate principal amount to $308.0 million.

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

	December 31, 2019
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.46	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.31	< 2.25 : 1.0

As of December 31, 2019, we were able to satisfy the leverage condition.

Senior Unsecured Revolving Credit Facility

The Company has a senior unsecured revolving credit facility ("Credit Facility") with a bank group.  On August 7, 2019, the Company entered into a Modification Agreement (the "Modification") to its Amended and Restated Credit Agreement.  The Modification, among other things (i) extended the maturity date of the revolving credit facility to March 1, 2021, (ii) decreased (A) the total commitments under the facility to $130 million from $200 million and (B) the accordion feature to $200 million from $300 million, subject to certain financial conditions, including the availability of bank commitments, (iii) provides for certain adjustments to the borrowing base calculation commencing January 1, 2020; and (iv) revises the covenant limiting restricted payments to provide for basket limitations and net leverage ratio thresholds on the Company’s stock repurchases, dividend payments, and repurchases of its Notes, subject to specified exceptions.

As of December 31, 2019, we had no outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2019, the interest rate under the Credit Facility was 4.76%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	December 31, 2019
			Covenant
Financial Covenants	Actual		Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)(1)	$ 79,314		$ 10,000
EBITDA to Interest Incurred (2)	1.44	(2)	> 1.75 : 1.0
Tangible Net Worth (3)	$ 232,647		$ 188,362
Net Leverage Ratio	50.3%		< 65.0%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $28.9 million as of December 31, 2019. The Company was in compliance with this requirement with an unrestricted cash balance of $79.3 million at December 31, 2019.

(3)

The Credit Facility previously applied an "adjusted leverage ratio" test computed as total joint venture debt divided by total joint venture equity. This covenant ceased to apply as of September 30, 2017 because our consolidated tangible net worth exceeded $250 million in that quarter.  Once the adjusted leverage ratio ceased to apply, consolidated tangible net worth is reduced by an adjustment equal to the aggregate amount of investments in and advances to unconsolidated joint ventures that exceed 35% of consolidated tangible net worth as calculated without giving effect to this adjustment (the "Adjustment Amount"). The Adjustment Amount was considered in the calculation of consolidated tangible net worth.

The Credit Facility also contains a limit on secured indebtedness of $55 million, as well as certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, and limitations on fundamental changes. The Credit Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the Lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events.  As of December 31, 2019 and 2018, we were in compliance with all covenants under our Credit Facility.

Letters of Credit and Surety Bonds

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	December 31,
	2019	2018
	(Dollars in thousands)
Letters of credit(1)	$—	$2,279
Surety bonds	47,593	50,458
Total outstanding letters of credit and surety bonds	$47,593	$52,737

(1)	As of December 31, 2019, there is a $17.5 million sublimit for letters of credit available under our Credit Facility.

Stock Repurchase Program

On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. As of December 31, 2019, the Company had repurchased and retired 1,157,032 shares totaling $9.6 million and had remaining authorization to purchase $5.4 million of common shares.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	December 31,
	2019	2018
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$304,832	$387,648
Equity, exclusive of non-controlling interest	232,647	239,954
Total capital	$537,479	$627,602
Ratio of debt-to-capital (1)	56.7%	61.8%

Total debt, net of unamortized discount, premium and debt issuance costs	$304,832	$387,648
Less: Cash, cash equivalents and restricted cash	79,431	42,542
Net debt	225,401	345,106
Equity, exclusive of non-controlling interest	232,647	239,954
Total capital	$458,048	$585,060
Ratio of net debt-to-capital (2)	49.2%	59.0%

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

Cash Flows

For the year ended December 31, 2019 as compared to the year ended December 31, 2018, the comparison of cash flows is as follows:

•	Net cash provided by operating activities was $121.3 million for the year ended December 31, 2019 versus net cash used in operating activities of $139.7 million for the year ended December 31, 2018, a $260.9 million year-over-year improvement. The year-over-year change was primarily a result of a net increase in cash inflow related to the reduction in real estate inventories of $123.2 million for 2019 as compared to an outflow of $157.7 million for the 2018 period. The change in real estate inventories cash flow was driven primarily by the year-over-year decrease in land acquisition and development spend, increase in proceeds from home and land sales ($41.7 million in land sales in 2019), and reduction in construction in progress spend during 2019.
•	Net cash provided by investing activities was $0.3 million for the years ended December 31, 2019 and 2018. While net distributions from unconsolidated joint ventures were nearly equal for both years, contributions decreased $6.2 million year-over-year primarily driven by a reduction in funding to one land development joint venture in Northern California. The $6.2 million decrease in 2019 distributions was primarily due to a large distribution in 2018 from a land development joint venture as a result of a land sale and the repayment of advances and a higher distribution in 2019 compared to 2018 for one Northern California joint venture, partially offset by an increase in distributions from our Arizona joint venture in 2019.
•	Net cash used in financing activities was $84.6 for the year ended December 31, 2019 versus $58.0 million of net cash provided by financing activities for the year ended December 31, 2018. The outflow in 2019 reflects a $67.5 million net paydown of the Company's unsecured credit facility and $15.6 million of cash paid to repurchase and retire approximately $17.0 million of our Notes compared to net borrowings of $67.5 million in the prior year.

For the year ended December 31, 2018 as compared to the year ended December 31 2017, the comparison of cash flows is as follows:

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

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of December 31, 2019, we had $15.8 million of nonrefundable and $0.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $100.8 million, net of deposits. These cash deposits are included as a component of our real estate inventories in our consolidated balance sheets.

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

We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2019 and 2018, $28.6 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $5.8 million and $7.3 million, respectively, as of December 31, 2019 and December 31, 2018. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from customary "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy. Additionally, in some cases, under our joint venture agreements, our shares of profits and losses are greater than our contribution percentage.

For more information about our off-balance sheet arrangements, please see Note 11 to the Consolidated Financial Statements.

As of December 31, 2019, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below.  Of the 10 joint ventures, five have active homebuilding or land development activities ongoing and the balance are effectively inactive with only limited warranty activities.  We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of December 31, 2019. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2019:

			December 31, 2019
								Debt-to-	Loan-to-	Estimated	Lots
								Total	Value	Future	Owned
	Year		Contribution	Total Joint Venture			NWHM	Capital-	Maintenance	Capital	and
Joint Venture (Project Name)	Formed	Location	%(1)	Assets	Debt(2)	Equity	Equity(3)	ization	Agreement	Commitment(4)	Controlled
			(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$2,108	$—	$331	$99	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	873	—	222	55	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,279	—	1,155	275	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	32,102	9,140	19,043	1,906	32%	Yes	—	51
TNHC Russell Ranch LLC (Russell Ranch)(5) (6) (7)	2013	Folsom, CA	35%	59,435	—	57,334	11,453	—%	N/A	6,797	631
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	333	—	333	155	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	12,409	—	11,471	1,146	—%	N/A	—	—
TNHC-HW Cannery LLC (Cannery)(6)	2013	Davis, CA	35%	4,090	—	4,031	1,281	—%	N/A	—	8
Arantine Hills Holdings LP (Bedford) (5) (6)	2014	Corona, CA	5%	136,366	84	132,274	6,589	—%	No	2,258	1,159
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	41,600	19,441	18,958	4,763	51%	Yes	—	23
Total Unconsolidated Joint Ventures				$290,595	$28,665	$245,152	$27,722	10%		$9,055	1,872

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

(2)

The carrying value of the debt is presented net of $15,000 in unamortized debt issuance costs. Scheduled maturities of the unconsolidated joint venture debt as of December 31, 2019 are as follows: $19.6 million matures in 2020 and $9.1 million matures in 2021. The $19.4 million of Mountain Shadows debt was due December 14, 2019; however, pursuant to the loan agreement, advances made related to the construction of a presold home shall be due and payable 12 months after the initial advance of such loan with the option to extend an additional three months (provided no event of default has occurred).

(3)

Represents the Company's equity in unconsolidated joint ventures as reflected in the financial records of the respective joint ventures.  Equity does not include $2.5 million of interest capitalized to certain investments in unconsolidated joint ventures and certain basis differences, which along with equity, are included in investment in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

(4)

Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2019. Actual contributions may differ materially.

(5)

Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the Consolidated Financial Statements.

(6)	Land development joint venture.
(7)	The Company's share of capital contributions for certain improvements in the aggregate amount of approximately $26 million is 50%.

As of December 31, 2019, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the year ended December 31, 2019 or 2018.

Contractual Obligations

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the table of contractual obligations pursuant to Item 303 of Regulation S-K.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to ten months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as late winter and spring home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the opening and closeout of communities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates if conditions are significantly different in the future. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements included in the Form 10-K. The following are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant estimates, judgments and/or other assumptions in their application.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the project, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase the velocity of sales. These objectives may vary significantly from project to project and change over time. If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset’s carrying value exceeds its fair value in accordance with ASC 820.  We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return based on the remaining life and status of the project. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

Home Sales Revenue and Cost of Home Sales

In accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), home sales revenue is recognized when our performance obligations within the underlying sales contracts are fulfilled. We consider our obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenues when the respective home is closed. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs requires a substantial degree of judgment by management.  When it is determined that the earnings process is not complete, the related revenue and profit are deferred for recognition in future periods.

The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before sale and delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during development and construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales in connection with the delivery of homes.

Land Sales

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

Warranty and Litigation Accruals

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

While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish a separate reserve for warranty and for known and incurred but not reported (“IBNR”) construction defect claims based on our historical claim and expense data. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in our consolidated financial statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are presented as receivables within other assets in our consolidated financial statements and are recorded based on actual insurance claims and amounts determined using our construction defect claim and warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated.

    Income Taxes

Income taxes are accounted for in accordance with ASC 740. The consolidated provision for, or benefit from, income taxes is calculated using the asset and liability method under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and available planning alternatives, to the extent these items are applicable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. Changes in existing tax laws and tax rates also affect actual tax results and the valuation of deferred tax assets over time.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our Notes is derived from quoted market prices. The fair value of our variable rate debt consists of the balance of our Credit Facility. Based on the short-term duration of LIBOR rates, the fair value of debt under the Credit Facility approximates the carrying value.

	Expected Maturity Date
	2020	2021 - 2024	Thereafter	Total	Estimated Fair Value
	(Dollars in thousands)
Senior Unsecured Notes
Fixed Rate	$—	$308,015	$—	$308,015	$298,775
Weighted Average Interest Rate	—%	7.25%	—%	7.25%	NA

Senior Unsecured Credit Facility
Variable rate debt	$—	$—	$—	$—	$—
Weighted Average Interest Rate	—%	4.76%	—%	4.76%	NA

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth beginning on page 61.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The New Home Company Inc.

Opinion on Internal Control over Financial Reporting

We have audited The New Home Company Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New Home Company Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Irvine, California

February 13, 2020

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The New Home Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The New Home Company Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Irvine, California

February 13, 2020

THE NEW HOME COMPANY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands, except par value amounts)
Assets
Cash and cash equivalents	$79,314	$42,273
Restricted cash	117	269
Contracts and accounts receivable	15,982	18,265
Due from affiliates	238	1,218
Real estate inventories	433,938	566,290
Investment in and advances to unconsolidated joint ventures	30,217	34,330
Other assets	43,383	33,452
Total assets	$603,189	$696,097

Liabilities and equity
Accounts payable	$25,044	$39,391
Accrued expenses and other liabilities	40,554	29,028
Unsecured revolving credit facility	—	67,500
Senior notes, net	304,832	320,148
Total liabilities	370,430	456,067
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,096,969 and 20,058,904, shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	201	201
Additional paid-in capital	193,862	193,132
Retained earnings	38,584	46,621
Total stockholders' equity	232,647	239,954
Non-controlling interest in subsidiary	112	76
Total equity	232,759	240,030
Total liabilities and equity	$603,189	$696,097

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$532,352	$504,029	$560,842
Land sales	41,664	—	—
Fee building, including management fees from unconsolidated joint ventures of $1,947, $3,385 and $4,945, respectively	95,333	163,537	190,324
	669,349	667,566	751,166
Cost of Sales:
Home sales	469,557	436,530	473,213
Home sales impairments	8,300	10,000	2,200
Land sales	43,169	—	—
Land sales impairments	1,900	—	—
Fee building	93,281	159,136	184,827
	616,207	605,666	660,240
Gross Margin:
Home sales	54,495	57,499	85,429
Land sales	(3,405)	—	—
Fee building	2,052	4,401	5,497
	53,142	61,900	90,926

Selling and marketing expenses	(36,357)	(36,065)	(32,702)
General and administrative expenses	(25,723)	(25,966)	(26,330)
Equity in net income (loss) of unconsolidated joint ventures	(3,503)	(19,653)	866
Gain on early extinguishment of debt	1,164	—	—
Other income (expense), net	(539)	(521)	(229)
Pretax income (loss)	(11,816)	(20,305)	32,531
(Provision) benefit for income taxes	3,815	6,075	(15,390)
Net income (loss)	(8,001)	(14,230)	17,141
Net (income) loss attributable to non-controlling interest	(36)	14	11
Net income (loss) attributable to The New Home Company Inc.	$(8,037)	$(14,216)	$17,152

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.40)	$(0.69)	$0.82
Diluted	$(0.40)	$(0.69)	$0.82
Weighted average shares outstanding:
Basic	20,063,148	20,703,967	20,849,736
Diluted	20,063,148	20,703,967	20,995,498

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
	(Dollars in thousands)
Balance at December 31, 2016	20,712,166	$207	$197,161	$47,155	$244,523	$101	$244,624
Net income (loss)	—	—	—	17,152	17,152	(11)	17,141
Stock-based compensation expense	—	—	2,803	—	2,803	—	2,803
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(56,092)	—	(590)	—	(590)	—	(590)
Shares issued through stock plans	220,763	2	100	—	102	—	102
Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606 and ASU 2018-07 (see Note 1)	—	—	(18)	(3,347)	(3,365)	—	(3,365)
Net income (loss)	—	—	—	(14,216)	(14,216)	(14)	(14,230)
Stock-based compensation expense	—	—	3,090	—	3,090	—	3,090
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(86,692)	—	(982)	—	(982)	—	(982)
Shares issued through stock plans	271,875	2	(2)	—	—	—	—
Repurchase of common stock	(1,003,116)	(10)	(8,430)	(123)	(8,563)	—	(8,563)
Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net income (loss)	—	—	—	(8,037)	(8,037)	36	(8,001)
Stock-based compensation expense	—	—	2,260	—	2,260	—	2,260
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	277,401	2	(2)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at December 31, 2019	20,096,969	$201	$193,862	$38,584	$232,647	$112	$232,759

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(8,001)	$(14,230)	$17,141
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(3,566)	(7,620)	(1,073)
Noncash deferred tax asset charge	—	—	3,190
Amortization of stock-based compensation	2,260	3,090	2,803
Distributions of earnings from unconsolidated joint ventures	374	715	1,588
Inventory impairments	10,200	10,000	2,200
Abandoned project costs	94	206	383
Equity in net (income) loss of unconsolidated joint ventures	3,503	19,653	(866)
Deferred profit from unconsolidated joint ventures	—	136	821
Depreciation and amortization	8,957	6,631	449
Gain on early extinguishment of debt	(1,164)	—	—
Net changes in operating assets and liabilities:
Contracts and accounts receivable	2,283	4,959	4,670
Due from affiliates	930	(242)	18
Real estate inventories	123,239	(157,705)	(114,930)
Other assets	(2,326)	(11,642)	(5,255)
Accounts payable	(14,347)	15,669	(9,546)
Accrued expenses and other liabilities	(1,178)	(9,305)	7,544
Net cash provided by (used in) operating activities	121,258	(139,685)	(90,863)
Investing activities:
Purchases of property and equipment	(41)	(246)	(195)
Cash assumed from joint venture at consolidation	—	—	995
Contributions and advances to unconsolidated joint ventures	(8,826)	(15,066)	(27,479)
Distributions of capital and repayment of advances from unconsolidated joint ventures	9,133	15,436	15,577
Interest collected on advances to unconsolidated joint ventures	—	178	552
Net cash provided by (used in) investing activities	266	302	(10,550)
Financing activities:
Borrowings from credit facility	50,000	150,000	88,000
Repayments of credit facility	(117,500)	(82,500)	(206,000)
Proceeds from senior notes	—	—	324,465
Repurchases of senior notes	(15,605)	—	—
Repayments of other notes payable	—	—	(4,110)
Payment of debt issuance costs	—	—	(7,565)
Repurchases of common stock	(1,042)	(8,563)	—
Tax withholding paid on behalf of employees for stock awards	(488)	(982)	(590)
Proceeds from exercise of stock options	—	—	102
Net cash (used in) provided by financing activities	(84,635)	57,955	194,302
Net increase (decrease) in cash, cash equivalents and restricted cash	36,889	(81,428)	92,889
Cash, cash equivalents and restricted cash – beginning of year	42,542	123,970	31,081
Cash, cash equivalents and restricted cash – end of year	$79,431	$42,542	$123,970

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

Based on our public float of $58.9 million at June 28, 2019, we are a smaller reporting company and are subject to reduced disclosure obligations in our periodic reports and proxy statements.

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

Reclassifications

Certain items in the prior year consolidated financial statements have been reclassified to conform with current year presentation. These reclassifications have not changed the results of operations of prior periods.  Effective January 1, 2019, the Company updated its reportable segments.  Prior year comparative data has been reclassified to align with the composition of the current year reportable segments.  Please refer to Note 15 for more information.  The Company also changed its classification of certain real estate inventory from "Homes completed or under construction" to "Land held and land under development" in the Real Estate Inventories footnote at December 31, 2019.  The prior year balances have been reclassified to conform with the current year classification.

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

Restricted Cash

Restricted cash of $0.1 million and $0.3 million as of December 31, 2019 and 2018, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying consolidated statements of cash flows.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$79,314	$42,273	$123,546
Restricted cash	117	269	424
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$79,431	$42,542	$123,970

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

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk-adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the years ended December 31, 2019, 2018 and 2017, we recorded inventory impairments of $10.2 million, $10.0 million and $2.2 million, respectively. For additional detail regarding these impairment charges, please see Note 4.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") under the modified retrospective method.  Under ASC 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To do this, the Company performs the following five steps as outlined in ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

Under the modified retrospective adoption of ASC 606, the Company recognized the cumulative effect of initially applying the new standard as a $3.4 million, tax-effected decrease to the opening balance of retained earnings as of January 1, 2018. The comparative information for the year ended December 31, 2017 was not restated and continued to be reported as it was previously, under the appropriate accounting standards in effect for the period. The adjustment to retained earnings related to a $4.7 million write-down of certain recoverable selling and marketing costs included in other assets that were formerly capitalized under ASC 970, but that no longer qualify for capitalization under the Company's accounting policy reflecting the changes upon the adoption of ASC 606.  As a result of this write-down, the Company's deferred tax asset increased by $1.3 million.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the years ended December 31, 2019, 2018 and 2017, one customer comprised 95%, 95% and 97% of fee building revenue, respectively. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of December 31, 2019 and 2018, one customer comprised 65% and 48% of contracts and accounts receivable, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created.  At December 31, 2019, the Company had outstanding nonrefundable cash deposits of $15.8 million pertaining to land option contracts and purchase contracts.

As of December 31, 2019 and 2018, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of December 31, 2019 and 2018, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of December 31, 2019, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." For the years ended December 31, 2019, 2018 and 2017, our unconsolidated joint ventures recorded noncash impairment charges of $70.0 million, $28.8 million and $0, respectively, of which $3.5 million, $18.9 million and $0, respectively, was allocated to the Company. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2019, 2018 and 2017, the Company recorded other-than-temporary, noncash impairment charges of $0, $1.1 million and $0, respectively, related to our investment in and advances to unconsolidated joint ventures.

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

Warranty and Litigation Accruals

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

While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish a separate reserve for warranty and for known and incurred but not reported (“IBNR”) construction defect claims based on our historical claim and expense data. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in our consolidated financial statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are presented as receivables within other assets in our consolidated financial statements and are recorded based on actual insurance claims and amounts determined using our construction defect claim and warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, no allowance was recorded related to contracts and accounts receivable.

Property, Equipment and Capitalized Selling and Marketing Costs

Property, equipment and capitalized selling and marketing costs are recorded at cost and included in other assets in the accompanying consolidated balance sheets. Property and equipment are depreciated to general and administrative expenses using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized to general and administrative expenses using the straight-line method generally over the shorter of either their estimated useful lives or the term of the lease. Capitalized selling and marketing costs are depreciated using the straight-line method to selling and marketing expenses over the shorter of either 30 months or the actual estimated life of the selling community. For the years ended December 31, 2019, 2018 and 2017, the Company incurred depreciation and amortization expense of $9.0 million, $6.6 million and $0.4 million, respectively. The increase in depreciation and amortization expense starting in 2018 is primarily due to capitalized selling and marketing costs that were reclassified in accordance with the adoption of ASC 606.  In addition, the accounting policy change resulted in depreciation expense for capitalized selling and marketing assets to be included in the line item "depreciation and amortization" in the consolidated statement of cash flows for years ended December 31, 2019 and 2018 compared to including the expense in the net change to other assets line item. Please refer to "Selling and Marketing Expense" above for more detail.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At December 31, 2019 and 2018, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At December 31, 2019, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of December 31, 2019, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

On June 26, 2015, the Company entered into an agreement that transitioned Joseph Davis' role within the Company from Chief Investment Officer to a non-employee consultant to the Company. On February 16, 2017, the Company entered into an agreement that transitioned Wayne Stelmar's role within the Company from Chief Investment Officer to a non-employee consultant and non-employee director. Per the agreements, Mr. Davis' and Mr. Stelmar's outstanding equity awards continued to vest in accordance with their original terms. Under ASC 505-50, if an employee becomes a non-employee and continues to vest in an award pursuant to the award's original terms, that award will be treated as an award to a non-employee prospectively, provided the individual is required to continue providing services to the employer (such as consulting services). Based on the terms and conditions of both Mr. Davis' and Mr. Stelmar's consulting agreements noted above, we accounted for their share-based awards in accordance with ASC 505-50 through March 31, 2018. ASC 505-50 required that these awards be accounted for prospectively, such that the fair value of the awards was re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the transition agreement with Mr. Davis or Mr. Stelmar have been completed. ASC 505-50 required that compensation cost ultimately recognized in the Company's financial statements be the sum of (a) the compensation cost recognized during the period of time the individual was an employee (based on the grant-date fair value) plus (b) the fair value of the award determined on the measurement date determined in accordance with ASC 505-50 for the pro-rata portion of the vesting period in which the individual was a non-employee. Mr. Davis' outstanding awards fully vested during January 2017 and were fully expensed at that time.

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

During the year ended December 31, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  During the year ended December 31, 2018, the Company repurchased and retired 1,003,116 shares of its common stock at an aggregate purchase price of $8.5 million  All repurchased shares were returned to the status of authorized but unissued.

Dividends

No dividends were paid on our common stock during the years ended December 31, 2019, 2018 and 2017. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax or Roth contributions up to the current tax limits. The Company matches 50% of the employee's contribution on the first 8% of compensation up to a maximum match of $11,200, on a discretionary basis. Our contributions to the plan for the years ended December 31, 2019, 2018 and 2017 were $1.0 million, $1.0 million, and $0.8 million, respectively.

Recently Issued Accounting Standards

The Company's status as an "emerging growth company" pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") ended on December 31, 2019.  Section 102 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As previously disclosed and prior to the expiration of its "emerging growth company" status, the Company had chosen, irrevocably, to "opt out" of such extended transition period, and as a result, complied with new or revised accounting standards on the relevant dates on which adoption of such standards was required for non-emerging growth companies.

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

In  June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in  April 2019, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) in  May 2019, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2019 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning  January 1, 2020, and requires full retrospective application upon adoption.  During November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) Effective Dates that provides for additional implementation time for smaller reporting companies with the standard being effective for smaller reporting companies for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted.  As a smaller reporting company, we are not adopting the requirements of ASU 2016-13 for the year beginning January 1, 2020, however we do not anticipate a material impact to our consolidated financial statements as a result of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company expects no material impact to the consolidated financial statements as a result of the adoption of ASC 2018-13.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)- Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.  We are currently in the process of evaluating the effects on our financial statements of adopting ASU 2019-12.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) ("ASU 2020-01").  ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.  The standard is effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating ASU 2020-01 and expects no material impact to our consolidated financial statements as a result of adoption.

2.    Computation of Earnings (Loss) Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$(8,037)	$(14,216)	$17,152

Denominator:
Basic weighted-average shares outstanding	20,063,148	20,703,967	20,849,736
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	—	145,762
Diluted weighted-average shares outstanding	20,063,148	20,703,967	20,995,498

Basic earnings (loss) per share attributable to The New Home Company Inc.	$(0.40)	$(0.69)	$0.82
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$(0.40)	$(0.69)	$0.82

Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,320,400	1,311,802	7,074

3.    Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	December 31,
	2019	2018
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$93,281	$159,136
Estimated earnings	2,052	4,401
	95,333	163,537
Less: amounts collected during the period	(84,979)	(154,743)
Contracts receivable	10,354	8,794

Contracts receivable:
Billed	$—	$—
Unbilled	10,354	8,794
	10,354	8,794
Accounts receivable:
Escrow receivables	5,392	8,787
Other receivables	236	684
Contracts and accounts receivable	$15,982	$18,265

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of December 31, 2019 and 2018 are expected to be billed and collected within 30 days. Accounts payable at December 31, 2019 and 2018 includes $9.6 million and $8.5 million, respectively, related to costs incurred under the Company’s fee building contracts.

4.    Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Deposits and pre-acquisition costs	$17,865	$20,726
Land held and land under development	180,823	210,527
Homes completed or under construction	183,711	286,416
Model homes	51,539	48,621
	$433,938	$566,290

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.1 million and $0.9 million as of December 31, 2019 and 2018, respectively.

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

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist. For the years ended December 31, 2019, 2018 and 2017, the Company recognized real estate-related impairments of $10.2 million, $10.0 million and $2.2 million, respectively, in cost of sales.  For 2019, these charges resulted in a decrease of $3.6 million and $6.6 million to pretax income (loss) for our California and Arizona homebuilding segments, respectively, and decreases of $10.0 million and $2.2 million to pretax income (loss) for our California homebuilding segment for the years ended December 31, 2018 and 2017, respectively.  Fair value for the homebuilding projects impaired during 2019, 2018 and 2017 was calculated under discounted cash flow models using a discount rate or discount rate range of 17%-19%, 9%-16%, and 8%, respectively.  Fair value for the land sales project impaired during 2019 was determined using the land purchase price included in the executed sales agreement, including commissions, less the Company's cost to sell.  The following table summarizes inventory impairments recorded during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Inventory impairments:
Home sales	$8,300	$10,000	$2,200
Land sales	1,900	—	—
Total inventory impairments	$10,200	$10,000	$2,200

Remaining carrying value of inventory impaired at year end	$81,622	$57,845	$5,921
Number of projects impaired during the year	3	2	1
Total number of projects subject to periodic impairment review during the year (1)	27	26	26

(1)

Represents the peak number of real estate projects that we had during each respective year. The number of projects outstanding at the end of each year may be less than the number of projects listed herein.

The $8.3 million home sales impairment recorded during 2019 related to two homebuilding communities.  $1.7 million of the impairment charges related to a higher-priced community in Southern California and $6.6 million were recorded against the Company's luxury condominium project in Scottsdale, AZ.  In both instances, these communities were experiencing slower monthly sales absorption rates and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying value. The $1.9 million land sales impairment recorded in 2019 related to land the Company had under contract in Northern California that closed during the year.  The impairment charges represented the loss expected from the sale of the contracted land for less than its carrying value.

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

5.    Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. For the years ended December 31, 2019, 2018 and 2017 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Interest incurred	$28,819	$28,377	$21,978
Interest capitalized to inventory	(28,819)	(27,393)	(20,394)
Interest capitalized to investment in unconsolidated joint ventures	—	(984)	(1,584)
Interest expensed	$—	$—	$—

Capitalized interest in beginning inventory	$25,681	$16,453	$6,342
Interest capitalized as a cost of inventory	28,819	27,393	20,394
Capitalized interest acquired from unconsolidated joint ventures at consolidation	—	—	738
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	31	513	—
Previously capitalized interest included in cost of home and land sales	(28,134)	(18,678)	(11,021)
Capitalized interest in ending inventory	$26,397	$25,681	$16,453

Capitalized interest in beginning investment in unconsolidated joint ventures	$713	$1,472	$—
Interest capitalized to investment in unconsolidated joint ventures	—	984	1,584
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon consolidation	—	—	(76)
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	(31)	(513)	—
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(141)	(1,230)	(36)
Capitalized interest in ending investment in unconsolidated joint ventures	541	713	1,472
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$26,938	$26,394	$17,925

Capitalized interest as a percentage of inventory	6.1%	4.5%	4.0%
Interest included in cost of home sales as a percentage of home sales revenue	4.9%	3.7%	2.0%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	1.8%	2.1%	2.6%

For the year ended December 31, 2018, the Company expensed $1.1 million in interest previously capitalized to investments in unconsolidated joint ventures as the result of an other-than-temporary impairment to its investment in one joint venture. For more information, please refer to Note 6.

6.    Investments in and Advances to Unconsolidated Joint Ventures

As of December 31, 2019 and 2018, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$31,484	$45,945
Restricted cash	13,852	19,205
Real estate inventories	241,416	374,607
Other assets	3,843	4,231
Total assets	$290,595	$443,988

Accounts payable and accrued liabilities	$16,778	$43,158
Notes payable	28,665	71,299
Total liabilities	45,443	114,457
The New Home Company's equity(1)	27,722	33,617
Other partners' equity	217,430	295,914
Total equity	245,152	329,531
Total liabilities and equity	$290,595	$443,988
Debt-to-capitalization ratio	10.5%	17.8%
Debt-to-equity ratio	11.7%	21.6%

(1)

Balance represents the Company's interest, as reflected in the financial records of the respective joint ventures.  This balance differs from the investment in and advances to unconsolidated joint ventures balance reflected in the Company's consolidated balance sheets by $2.5 million due to interest capitalized to the Company's investment in joint ventures and certain other differences in outside basis.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Revenues	$164,038	$181,623	$147,447
Cost of sales and expenses	230,953	209,527	147,976
Net loss of unconsolidated joint ventures	$(66,915)	$(27,904)	$(529)
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$(3,503)	$(19,653)	$866

Included in cost of sales and expenses for our unconsolidated joint ventures for the years ended December 31, 2019 and 2018, was $70.0 million and $28.8 million in real estate impairment charges, respectively. The Company's allocated share of these charges was $3.5 million and $18.9 million for 2019 and 2018, respectively.  The 2019 impairment related to the assets of a land development joint venture in Southern California while the 2018 impairment related to the assets of a land development joint venture in Northern California. Fair values for the land development projects impaired during 2019 and 2018 were calculated under discounted cash flow models. The table below summarizes inventory impairments recorded by our unconsolidated joint ventures during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$—	$—	$—
Land development joint ventures	70,000	28,776	—
Total joint venture impairments	$70,000	$28,776	$—
Number of projects impaired during the year	1	1	—
Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the year	10	10	10

The Company reviews its investments in and advances to unconsolidated joint ventures for other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2019, 2018 and 2017, the Company recorded other-than-temporary, noncash impairment charges of $0, $1.1 million, and $0, respectively, related to our investment in and advances to unconsolidated joint ventures. The 2018 impairment related to our investment in a Northern California land development joint venture and was included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% or more of the Company's consolidated net income (loss). For the year ended December 31, 2019, the loss allocation from one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss. For the year ended December 31, 2018, the loss allocation from another one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss.  The table below presents select combined financial information for both of these unconsolidated joint ventures for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Revenues	$33,144	$38,789	$—
Cost of sales:
Land sales	31,103	36,676	—
Inventory impairments	70,000	28,776	—
Gross Margin	(67,959)	(26,663)	—
Expenses	(2,879)	(3,289)	(2,680)
Net loss	$(70,838)	$(29,952)	$(2,680)
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations (1)	$(3,656)	$(20,283)	$(462)

(1)

Balance represents equity in net income (loss) of unconsolidated joint ventures included in the statements of operations related to the Company's investment in these two unconsolidated joint ventures. The balance may differ from the amount of profit or loss allocated to the Company as reflected in each joint venture's financial records primarily due to basis differences such as other-than-temporary impairment charges, interest capitalized to the Company's investment in joint ventures, and/or profit deferral from lot sales from the joint ventures to the Company.

For the years ended December 31, 2019, 2018 and 2017, the Company earned $1.9 million, $3.4 million, and $4.9 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

On October 23, 2017, the Company acquired the remaining outside equity interest of our TNHC Tidelands LLC (Tidelands) unconsolidated joint venture. TNHC Tidelands LLC was the owner of a project in Northern California (the "Tidelands Project"). The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan. Following the purchase, the Company was required to consolidate this entity as it was now a wholly owned subsidiary of the Company, and the Tidelands Project became a wholly owned active selling community of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture were included in real estate inventories at the time of consolidation.

In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as it is now a wholly owned subsidiary of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories.

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

7.    Other Assets

Other assets consist of the following:

	December 31,
	2019	2018
	(Dollars in thousands)

Capitalized selling and marketing costs, net(1)	$7,148	$11,282
Deferred tax asset, net	17,503	13,937
Prepaid income taxes	1,032	514
Insurance receivable(2)	10,900	—
Warranty insurance receivable(3)	1,852	915
Prepaid expenses	2,729	6,348
Right-of-use lease asset(4)	1,988	—
Other	231	456
	$43,383	$33,452

(1)

Capitalized selling and marketing costs includes costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model furnishings, and also includes model landscaping costs, which were $2.6 million and $5.4 million as of December 31, 2019 and 2018, respectively.  The Company depreciated $8.7 million and $6.2 million, of capitalized selling and marketing costs to selling and marketing expenses during the years ended December 31, 2019 and 2018, respectively.

(2)	The Company recorded insurance receivables of $10.9 million in connection with $10.9 million of litigation reserves recorded as of December 31, 2019. For more information, please refer to Note 8 .
(3)	The Company adjusted its warranty insurance receivable upward by $1.4 million during 2019 to true-up the receivable to its estimate of qualifying reimbursable expenditures which resulted in pretax income of the same amount.
(4)	In conjunction with the adoption of ASC 842, the Company established a right-of-use asset of $3.1 million on January 1, 2019. For more information, please refer to Note 1 and Note 11.

8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2019	2018
	(Dollars in thousands)
Warranty accrual(1)	$7,223	$6,898
Litigation reserves(2)	10,900	—
Accrued interest	5,796	6,497
Accrued compensation and benefits	5,350	5,749
Completion reserve	3,167	4,192
Customer deposits	3,574	2,192
Lease liabilities(3)	2,243	—
Other accrued expenses	2,301	3,500
	$40,554	$29,028

(1)	Included in the amount for 2019 and 2018 is approximately $1.9 million and $0.9 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.
(2)	During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for incurred but not reported ("IBNR") future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the litigation reserves as of December 31, 2019.
(3)	In conjunction with the adoption of ASC 842, the Company established a $3.5 million lease liability on January 1, 2019. For more information, please refer to Note 1 and Note 11.

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related warranty and construction defect claims. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish and track separately our warranty accrual and litigation reserves for both known and incurred but not reported (“IBNR”) construction defect claims. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in the accompanying consolidated financial statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are tracked separately between warranty insurance receivables and insurance receivables related to litigated claims and are presented within other assets in the accompanying consolidated financial statements. Our warranty accrual and related estimated insurance recoveries are based on historical warranty claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Our litigation reserves for both known and IBNR future construction defect claims based on historical claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our construction defect claim accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated.

Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,681	$6,634	$4,608
Warranty provision for homebuilding projects	2,363	2,330	1,825
Warranty assumed from joint ventures at consolidation	—	—	781
Warranty payments for homebuilding projects	(2,341)	(2,006)	(989)
Adjustment to warranty accrual(1)	492	(277)	409
Ending warranty accrual for homebuilding projects	7,195	6,681	6,634

Beginning warranty accrual for fee building projects	217	225	323
Warranty provision for fee building projects	9	—	—
Warranty efforts for fee building projects	(67)	(70)	(3)
Adjustment to warranty accrual for fee building projects(2)	(131)	62	(95)
Ending warranty accrual for fee building projects	28	217	225
Total ending warranty accrual	$7,223	$6,898	$6,859

(1)

Included in the amount for 2017 is approximately $1.2 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2017.  Of the $1.2 million adjusted in 2017, approximately $0.6 million related to prior year estimated warranty insurance recoveries.  Netted against the amount recorded in 2017 is a warranty accrual adjustment of $0.8 million related to a lower experience rate of expected warranty expenditures which resulted in a credit to cost of home sales of the same amount in the accompanying consolidated statement of operations.  During 2018, the estimated amount to be covered by our insurance policies was reduced by $0.3 million.  Netted against the amount recorded in 2018 is a warranty accrual adjustment of $43,000 related to higher expected warranty expenditures which resulted in an increase of $43,000 to cost of home sales in the accompanying consolidated statement of operations. During 2019, the Company recorded a warranty accrual adjustment of $0.5 million due to higher expected warranty expenditures which resulted in an increase of the same amount to cost of home sales in the accompanying consolidated statement of operations.

(2)

Included in the amount for 2017 is a reduction of approximately $31,000 to warranty liabilities made in conjunction with adjustments made to present the warranty reserve and related estimated warranty insurance receivable on a gross basis at December 31, 2017.  Netted with the 2017 amount is a $63,000 adjustment related to lower experience rate of expected warranty expenditures which resulted in a credit to fee cost of sales in the accompanying consolidated statement of operations.  During 2018, the estimated amount to be covered by our insurance policies was increased by approximately $32,000.  Netted with this amount was a warranty accrual adjustment of approximately $30,000 related to higher expected warranty expenditures which resulted in an increase to fee cost of sales of the same amount in the accompanying consolidated statement of operations.  In 2019, the Company recorded an adjustment of $0.1 million due to a lower experience rate of expected warranty expenditures for fee building projects which resulted in a reduction of the same amount to fee cost of sales in the accompanying consolidated statement of operations.

9.    Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	December 31,
	2019	2018
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$304,832	$320,148
Unsecured revolving credit facility	—	67,500
Total Indebtedness	$304,832	$387,648

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

The carrying amount of our Senior Notes listed above at December 31, 2019 is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes, which approximates the effective interest method. The carrying amount for the Senior Notes listed above at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. Debt issuance costs for the unsecured revolving credit facility are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

During 2019, the Company repurchased and retired approximately $17.0 million in face value of the Notes at 91.88% of the face value for a cash payment of approximately $15.6 million. The Company recognized a total gain on early extinguishment of debt of $1.2 million and wrote off approximately $0.2 million of unamortized discount, premium and debt issuance costs associated with the Notes retired.

The Company has an unsecured revolving credit facility ("Credit Facility") with a bank group.  On August 7, 2019, the Company entered into a Modification Agreement (the "Modification") to its Amended and Restated Credit Agreement. The Modification, among other things, (i) extends the maturity date of the revolving credit facility to March 1, 2021, (ii) decreases (A) the total commitments under the facility to $130 million from $200 million and (B) the accordion feature to $200 million from $300 million, subject to certain financial conditions, including the availability of bank commitments, (iii) provides for certain adjustments to the borrowing base calculation commencing January 1, 2020; and (iv) revises the covenant limiting restricted payments to provide for basket limitations and net leverage ratio thresholds on the Company’s stock repurchases, dividend payments, and repurchases of its Notes, subject to specified exceptions.  As of December 31, 2019, we had $0 of outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of December 31, 2019, the interest rate under the Credit Facility was 4.76%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of December 31, 2019, the Company was in compliance with all financial covenants.

The Credit Facility, as amended by the Modification, also provides a $17.5 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of December 31, 2019 and 2018, the Company had $0 and $2.3 million, respectively, in outstanding letters of credit issued under the Credit Facility.

Notes payable have stated maturities as follows for the years ending December 31 (dollars in thousands):

2020	$—
2021	—
2022	308,015
2023	—
2024	—
$308,015

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

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$304,832	$298,775	$320,148	$292,500
Unsecured revolving credit facility	$—	$—	$67,500	$67,500

(1)

The carrying value for the Senior Notes, as presented at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million. The carrying value of the Senior Notes, as presented at December 31, 2018, is net of the unamortized discount of $1.7 million, unamortized premium of $1.3 million, and unamortized debt issuance costs of $4.5 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the years ended December 31, 2019, 2018 and 2017, the Company recognized real estate-related impairment adjustments of $10.2 million, $10.0 million and $2.2 million, respectively.  For the year ended December 31, 2019, $8.3 million of the impairment charges related to two homebuilding communities and $1.9 million related to land under contract to sell that closed during the 2019 fourth quarter.  For the year ended December 31, 2018 the impairment charges related to two homebuilding communities.  The impairment adjustments were made using Level 3 inputs and assumptions, and the remaining carrying value of the real estate inventories subject to the impairment adjustments was $81.6 million and $57.8 million at December 31, 2019 and 2018, respectively. For more information on real estate impairments, please refer to Note 4.

For the years ended December 31, 2019 and 2018, the Company recognized an other-than-temporary impairment to its investment in unconsolidated joint ventures of $0 and $1.1 million, respectively. The 2018 impairment related to a land development joint venture in Northern California. The impairment adjustment was made using Level 3 inputs and assumptions. For more information on the investment in unconsolidated joint ventures impairment, please refer to Note 6.

11.    Commitments and Contingencies

From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the related litigation reserves as of December 31, 2019. Due to the inherent uncertainty and judgement used in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated. Please refer to Note 1 and Note 8 for more information on litigation reserves for construction defect claims. In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss.

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

The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2019 and 2018, $28.6 million and $41.3 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $5.8 million and $7.3 million, respectively, as of December 31, 2019 and 2018. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2019 and 2018, the Company had outstanding surety bonds totaling $47.6 million and $50.5 million, respectively. The estimated remaining costs to complete of such improvements as of December 31, 2019 and 2018 were $29.1 million and $20.3 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners' associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use assets and lease liabilities are recorded within our consolidated balance sheets. The depreciable lives of right-of-use assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use asset and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and lease liabilities are recorded in accrued expenses and other liabilities within our consolidated balance sheets and total $2.0 million and $2.2 million, respectively, at December 31, 2019.

For the year ended  December 31, 2019, lease costs and cash flow information for leases with terms in excess of one year was as follows:

Year Ended December 31, 2019
Lease cost:
Lease costs included in general and administrative expenses	$1,226
Lease costs included in real estate inventories	503
Lease costs included in selling and marketing expenses	202
Net lease cost	$1,931

Other information:
Lease cash flows (included in operating cash flows)(1)	$2,056

(1)

Does not include the cost of short-term leases with terms of less than one year which totaled approximately $0.8 million for the year ended December 31, 2019 or the benefit from a sublease agreement of one of our office spaces which totaled approximately $0.2 million for year ended December 31, 2019.

Future minimum lease payments under our operating leases are as follows (dollars in thousands):

2020	$1,703
2021	577
2022	34
2023	18
2024	2
Thereafter	—
Total lease payments (1)	$2,334
Less: interest (2)	91
Present value of lease liabilities (3)	$2,243

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date. There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2019.

(3)	The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 1.9 years and 4.4%, respectively, at December 31, 2019.

We lease our corporate headquarters in Aliso Viejo, California. The lease on this facility consists of approximately 18,700 square feet and expires in November 2020. In addition, we lease divisional offices in Southern California, Northern California and Arizona totaling approximately 19,000 square feet (of which approximately 7,700 square feet is sublet) expiring at various times through 2021. As of December 31, 2019, the future minimum lease payments under non-cancelable operating leases, primarily associated with our office facilities, are as follows (dollars in thousands):

2020	$1,238
2021	322
2022	—
2023	—
2024	—
Thereafter	—
$1,560

For the years ended December 31, 2019, 2018 and 2017, rent expense was $1.2 million, $1.1 million, and $1.1 million, respectively.

12.    Related Party Transactions

During the years ended December 31, 2019, 2018 and 2017, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $5.5 million, $6.4 million, and $7.3 million, respectively. As of December 31, 2019 and 2018, $0.2 million and $0.4 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the years ended December 31, 2019, 2018 and 2017, the Company earned $1.9 million, $3.4 million, and $4.9 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2019 and 2018, $0 and $0.2 million, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and TNHC Russell Ranch LLC ("Russell Ranch").  The Company's investment in these two joint ventures was $13.7 million and $6.5 million at December 31, 2019 and 2018, respectively.  A former member of the Company's board of directors who served during 2018 is affiliated with entities that have investments in three of the Company's unconsolidated joint ventures, Arantine Hills Holdings LP ("Bedford"), Calabasas Village LP, and TNHC-TCN Santa Clarita, LP. As of December 31, 2019 and 2018, the Company's investment in these three unconsolidated joint ventures totaled $8.2 million and $12.0 million, respectively.  During the 2019 third quarter, the Bedford joint venture partners entered an agreement that increased the Company's funding obligation by $2.8 million over the existing contribution cap.  During the 2017 second quarter, the Bedford joint venture agreement was amended to increase the Company's funding obligation by $4.0 million over the existing contribution cap.

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

TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $0.2 million, $0.3 million, and $0.6 million, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0, $0.4 million, and $0.9 million, respectively, for these services. Of these costs, $0 and $7,000 was due to TL Fab LP from the Company at December 31, 2019 and 2018, respectively, and $0 and $8,000 was due to TL Fab LP from the Company's unconsolidated joint ventures at December 31, 2019 and 2018, respectively.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, the Company defers its portion of the underlying gain from the joint venture's sale of these lots. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At December 31, 2019 and 2018, $0.2 million and $0.2 million, respectively, of deferred gain from lot transactions with the Cannery, Bedford and Russell Ranch unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying consolidated balance sheets.

The Company’s land purchase agreement with the Cannery requires profit participation payments due to the seller upon the closing of each home.  Profit participation payment amounts are calculated based upon a percentage of estimated net profits and are due every 90 days after the first home closing.  During the years ended December 31, 2019 and 2018, the Company made no profit participation payments, and for the year ended December 31, 2017, the Company was refunded $0.2 million from the Cannery for profit participation overpayments from prior periods due to a modification of the underlying calculation related to profit participation.  As of December 31, 2019 and 2018, no profit participation was due to the Cannery. The Company's purchase agreement with the Cannery also provides for reimbursements of certain fee credits.  The Company was reimbursed $0.1 million, $0.1 million and $0 in fee credits from the Cannery during 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, $15,000 and $37,000, respectively, in fee credits was due to the Company from the Cannery, which amount is included in due from affiliates in the accompanying consolidated balance sheets.

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term one year and reduce his scope of services and compensation to $1,000 per month.  At December 31, 2019 and 2018, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement was a fee building contract pursuant to which the Company acted in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust.  Construction of the home was completed during the 2019 first quarter.  For its services, the Company received a contractor's fee and the Davis Family Trust reimbursed the Company's field overhead costs. During the years ended December 31, 2019, 2018 and 2017, the Company billed the Davis Family Trust $0.5 million, $3.0 million and $0.5 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying consolidated statements of operations. Contractor's fees comprised $15,000, $83,000 and $13,000 of the total billings for the years ended  December 31, 2019, 2018 and 2017, respectively. The Company recorded $0.5 million, $2.9 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, for the cost of this fee building revenue which is included in fee building cost of sales in the accompanying consolidated statements of operations. At December 31, 2019 and 2018, the Company was due $0 and $0.6 million, respectively, from the Davis Family Trust for construction draws, which are included in due from affiliates in the accompanying consolidated balance sheets.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provided that effective upon Mr. Stelmar's termination of employment, he became a non-employee director and received the compensation and was subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar was compensated $48,000, $90,000 and $175,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during 2019.  Mr. Stelmar's vested stock options remain outstanding based on Mr. Stelmar's continued service as a Board member.  The contract expired in August 2019 and was not extended.  At December 31, 2019 and 2018, no fees were due to Mr. Stelmar for his consulting services.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz is compensated $10,000 per month. The agreement terminates March 1, 2020 and may be extended upon mutual consent of the parties. At December 31, 2019, no fees were due to Mr. Redwitz for his consulting services.

On June 29, 2015, the Company formed an unconsolidated joint venture TNHC Tidelands LLC ("Tidelands"), and received capital credit in excess of our contributed land basis. As a result, the Company recognized $1.6 million in equity in net income of unconsolidated joint ventures and deferred $0.4 million in profit from unconsolidated joint ventures related to this transaction for the year ended December 31, 2015. During the year ended December 31, 2017, $0.2 million of the previously deferred revenue was recognized as equity in net income of unconsolidated joint ventures. During the third quarter of 2017, the Company acquired its partner's equity interest in the Tidelands joint venture. As part of this transaction, the remaining $0.1 million deferred profit was written off. The Company paid $13.6 million to our joint venture partner for its interest and paid off the $4.1 million remaining balance on the joint venture's construction loan. Following the purchase, the Company was required to consolidate this entity as a wholly owned subsidiary of the Company, and the underlying homebuilding project became a wholly owned active selling community of the Company. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture was included in real estate inventories at the time of consolidation.

During 2018 and 2017, the Company had advances outstanding to an unconsolidated joint venture, Encore McKinley Village LLC. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the years ended December 31, 2018 and 2017, the Company earned $0.1 million and $0.5 million, respectively, in interest income on the unsecured promissory note which is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

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

The Company entered into two transactions in each of 2018 and 2017 to purchase land from affiliates of IHP which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors.

The first 2017 agreement allows the Company the option to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of December 31, 2019, the Company has taken down all of the lots and paid $0.4 million in master marketing fees and also as of December 31, 2019, IHP was no longer affiliated with this development. The second 2017 transaction allowed the Company to purchase finished lots in Northern California, which includes customary profit participation, and was structured as an optioned takedown. The total purchase price, including the cost for the finished lot development and the option, was expected to be approximately $56.3 million, dependent on the timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period.  During 2019, an unrelated third party entered into agreements to purchase from the IHP affiliate some of the lots under the Company's option.  The Company has in turn entered into an arrangement pursuant to which it shall purchase such lots on a rolling take down basis from such unrelated third party. The unrelated third party purchased 67% of the lots originally under contract with the IHP affiliate. Following the purchase of the lots by the unrelated third party in 2019, the Company has no remaining lots to purchase from the IHP affiliate. As of December 31, 2019, the Company (i) had no nonrefundable deposits with the IHP affiliate that will be applied to the Company's takedown of lots from the unrelated third party and (ii) has paid (A) $0.2 million for fees and costs, (B) $3.0 million in option payments, and (C) $18.0 million for the purchase of lots directly from the IHP affiliate.

The first 2018 agreement allowed the Company to purchase finished lots in Northern California for a gross purchase price of $8.0 million with additional profit participation, marketing fees and certain reimbursements due to the seller as outlined in the agreement. As of December 31, 2019, the Company has taken down all of the lots, paid $0.3 million in master marketing fees and reimbursed the land seller $0.2 million in costs related to this contract.  Also as of December 31 2019, IHP is no longer affiliated with this development. The second 2018 agreement allows the Company to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. As of December 31, 2019, the Company has an outstanding, nonrefundable deposit of $0.3 million related to this contract, the Company had not taken down any lots, and IHP was no longer affiliated with this development.

In August 2017, we acquired the remaining outside equity interest of our DMB/TNHC LLC (Sterling at Silverleaf) unconsolidated joint venture. The Company paid $2.6 million to our joint venture partner and upon the change of control was required to consolidate this venture as a wholly owned subsidiary of the Company. There was no remeasurement gain or loss on our unconsolidated interest prior to the change in control. The purchase consideration and the cost basis of our previous investment in unconsolidated joint ventures related to this joint venture are included in real estate inventories at December 31, 2019 and 2018.

In the first quarter 2018, the Company entered into an agreement with its Bedford joint venture that is affiliated with one former member of the Company's board of directors for the option to purchase lots in phased takedowns. As of December 31, 2019, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, with a portion of the deposit applied to the purchase price across the phases. The gross purchase price of the land was $10.0 million with profit participation and master marketing fees due to seller as outlined in the contract. During the 2019 third quarter, the Company entered into an amendment to this agreement to reduce the gross purchase price of the land to $9.3 million. At December 31, 2019, the Company has taken down all of the contracted lots and the deposit was fully applied to the purchase and has paid $0.1 million in master marketing fees.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, and a portion of the deposit will be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation and master marketing fees due to the seller pursuant to the agreement. At December 31, 2019, the Company had taken down approximately 92% of the optioned lots, paid $0.2 million in master marketing fees, and no deposit remained outstanding.

FMR LLC beneficially owned over 10% of the Company's common stock during 2018, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the year ended December 31, 2018, the Company paid Fidelity approximately $14,000 for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $6,000 year ended December 31, 2018 for record keeping and investment management services.  For the years ended December 31, 2019 and 2017, FMR LLC owned less than 10% of the Company's common stock.

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

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock option, restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of December 31, 2019, 61,443 shares remain available for grant under the 2014 Incentive Plan and 934,657 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

A summary of the Company’s common stock option activity as of and for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	821,470	$11.00	826,498	$11.00	835,786	$11.00
Granted	249,283	$5.76	—	$—	—	$—
Exercised	—	$—	—	$—	(9,288)	$11.00
Forfeited	(2,736)	$11.00	(5,028)	$11.00	—	$—
Outstanding, end of period	1,068,017	$9.78	821,470	$11.00	826,498	$11.00
Exercisable, end of period	818,734	$11.00	821,470	$11.00	826,498	$11.00

A summary of the Company’s restricted stock unit activity as of and for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	469,227	$10.75	562,082	$10.72	474,989	$10.66
Granted	448,468	$4.82	179,268	$11.24	343,933	$10.84
Vested	(277,401)	$10.50	(271,875)	$11.02	(211,475)	$10.76
Forfeited	(48,178)	$10.91	(248)	$10.05	(45,365)	$10.79
Outstanding, end of period	592,116	$6.36	469,227	$10.75	562,082	$10.72

A summary of the Company’s performance share unit activity as of and for the years ended December 31, 2019 and 2018 is presented below:

	Years Ended December 31,
	2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	125,422	$11.68	—	$—
Granted (at target)	—	$—	125,422	$11.68
Vested	—	$—	—	$—
Forfeited	(125,422)	$11.68	—	$—
Outstanding, end of period (at target)	—	$—	125,422	$11.68

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Expense related to:
Stock options	$174	$—	$11
Restricted stock units and performance share units	2,086	3,090	2,792
	$2,260	$3,090	$2,803

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company in each year:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.0	—	—
Expected volatility	39.9%	—	—
Risk-free interest rate	2.5%	—	—
Expected dividends	—	—	—
Weighted-average grant date fair value per share	$2.43	$—	$—

The following table presents details of the assumptions used to calculate the re-measurement date fair value of common stock options granted to Mr. Davis by the Company in accordance with ASC 505-50 as discussed in Note 1. Mr Davis' stock options fully vested on January 30, 2017 and were fully expensed. The below reflects fair value assumptions at January 30, 2017.

Period Ended January 30,
2017
Expected term (in years)	1.0
Expected volatility	34.9%
Risk-free interest rate	0.8%
Expected dividends	—
Re-measurement date fair value per share	$1.32

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that would vest ranged from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluated the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly during 2018 and 2019 and estimated the number of underlying units that were probable of being issued. Compensation expense for restricted stock unit and performance share unit awards was being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards.  Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.  For the years ended December 31, 2019 and 2018, no expense was recognized for our performance share units.  At December 31, 2019, the performance targets associated with the outstanding performance share unit awards were not met and all outstanding awards were forfeited.

At December 31, 2019, the amount of unearned stock-based compensation currently estimated to be expensed through 2022 is $2.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.9 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

14.     Income Taxes

The provision (benefit) for income taxes includes the following:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current provision (benefit) for income taxes:
Federal	$(203)	$(67)	$10,243
State	(101)	304	3,030
	(304)	237	13,273
Deferred provision (benefit) for income taxes:
Federal	(2,933)	(4,208)	2,341
State	(578)	(2,104)	(224)
	(3,511)	(6,312)	2,117
Provision (benefit) for income taxes	$(3,815)	$(6,075)	$15,390

The effective tax rate differs from the federal statutory rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, due to the following items:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income (loss) before taxes of taxable entities	$(11,816)	$(20,305)	$32,531
(Provision) benefit for income taxes at federal statutory rate	$2,481	$4,264	$(11,386)
(Increases) decreases in tax resulting from:
Provisional rate adjustment - tax reform	—	148	(3,190)
State income taxes, net of federal benefit	781	1,396	(1,860)
Manufacturing deduction	—	—	958
Tax credits	1,238	346	—
Stock compensation	(389)	(12)	(44)
Non-deductible expenses related to Section 162(m)	(163)	—	—
Other	(133)	(67)	132
(Provision) benefit for income taxes	$3,815	$6,075	$(15,390)
Effective tax rate	32.3%	29.9%	47.3%

With the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), the corporate federal income tax rate dropped from a maximum of 35% to a flat 21% rate effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the Tax Act and provided a measurement period should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of December 31, 2017, we had completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its net deferred tax asset at December 31, 2018 and recorded a provisional adjustment to reduce its value by $3.2 million. The Company completed its accounting for the tax effects of the Tax Act in 2018, within the one-year measurement period prescribed by the SEC, and recorded a $0.1 million adjustment to the provisional amount.

The components of our deferred income tax asset, net are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
State taxes	$3	$74
Net operating loss and tax credit carryforwards	3,848	—
Reserves and accruals	2,563	2,258
Intangible assets	24	28
Share based compensation	1,392	1,594
Inventory	3,536	3,699
Investments in joint ventures	7,080	6,318
Depreciation and amortization	(393)	(34)
Right of use asset	(550)	—
Deferred tax asset, net	$17,503	$13,937

At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $9.0 million and $4.9 million, respectively.  The federal net operating loss may be carried forward indefinitely; however the loss can only be utilized to offset 80% of taxable income generated in a year.  Our state net operating loss may be carried forward 20 years and will expire in 2039, unless previously utilized.

At December 31, 2019, the Company had federal tax credits of approximately $1.6 million related to tax credits for energy efficient homes sold during 2018 and 2019 that begin to expire in 2039.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax provision. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods. We are subject to U.S. federal income tax examination for calendar tax years ending 2016 through 2018 and various state income tax examinations for 2015 through 2018 calendar tax years.

15.    Segment Information

The Company’s operations are organized into three reportable segments: two homebuilding segments (Arizona and California) and fee building.  In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land position, and underlying demand and supply in accordance with ASC 280.  Our California homebuilding reportable segment aggregates the Northern California and Southern California homebuilding operating segments

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes and may sell land. Our fee building operations build homes and manage construction and sales related activities on behalf of third-party property owners and our joint ventures. In addition, our corporate operations develop and implement strategic initiatives and support our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  A portion of the expenses incurred by corporate are allocated to the fee building segment primarily based on its respective percentage of revenues and to each homebuilding segment based on its respective investment in and advances to unconsolidated joint ventures and real estate inventories balances. The assets of our fee building segment primarily consist of cash, restricted cash and contracts and accounts receivable. The majority of our corporate personnel and resources are primarily dedicated to activities relating to our homebuilding segment, and, therefore, the balance of any unallocated corporate expenses are allocated within our homebuilding reportable segments.

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

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$472,242	$504,029	$560,842
California land sales	41,664	—	—
Arizona home sales	60,110	—	—
Total homebuilding revenues	574,016	504,029	560,842
Fee building revenues, including management fees	95,333	163,537	190,324
Total revenues	$669,349	$667,566	$751,166

Homebuilding pretax income (loss):
California	$(5,724)	$(19,594)	$27,881
Arizona	(8,144)	(5,112)	(847)
Total homebuilding pretax income (loss)	(13,868)	(24,706)	27,034
Fee building pretax income, including management fees	2,052	4,401	5,497
Total pretax income (loss)	$(11,816)	$(20,305)	$32,531

	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding assets:
California	$416,179	$551,807
Arizona	82,234	86,205
Total homebuilding assets	498,413	638,012
Fee building assets	11,193	10,879
Corporate unallocated assets	93,583	47,206
Total assets	$603,189	$696,097

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share amounts)
2019
Home sales revenue	$99,186	$140,464	$118,781	$173,921	$532,352
Cost of home sales	86,569	123,525	105,763	153,700	469,557
Home sales impairments	—	—	1,700	6,600	8,300
Homebuilding gross margin	$12,617	$16,939	$11,318	$13,621	$54,495
Land sales revenue	$—	$—	$24,573	$17,091	$41,664
Cost of land sales	—	—	26,078	17,091	43,169
Land sales impairments	—	—	1,900	—	1,900
Land sales gross margin	$—	$—	$(3,405)	$—	$(3,405)
Fee building revenue	$19,662	$22,285	$22,262	$31,124	$95,333
Cost of fee building	19,268	21,770	21,615	30,628	93,281
Fee building gross margin	$394	$515	$647	$496	$2,052
Pretax income (loss)	$(2,651)	$2,565	$(4,778)	$(6,952)	$(11,816)
Net income (loss) attributable to The New Home Company Inc.	$(1,987)	$1,572	$(4,624)	$(2,998)	$(8,037)
Basic earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.10)	$0.08	$(0.23)	$(0.15)	$(0.40)
Diluted earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.10)	$0.08	$(0.23)	$(0.15)	$(0.40)

2018
Home sales revenue	$79,437	$117,460	$119,874	$187,258	$504,029
Cost of home sales	69,694	102,678	102,124	162,034	436,530
Home sales impairments	—	—	—	10,000	10,000
Homebuilding gross margin	$9,743	$14,782	$17,750	$15,224	$57,499
Fee building revenue	$43,794	$38,095	$39,240	$42,408	$163,537
Cost of fee building	42,699	37,038	38,124	41,275	159,136
Fee building gross margin	$1,095	$1,057	$1,116	$1,133	$4,401
Pretax income (loss)	$(1,511)	$182	$3,400	$(22,376)	$(20,305)
Net income (loss) attributable to The New Home Company Inc.	$(640)	$115	$2,459	$(16,150)	$(14,216)
Basic earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.03)	$0.01	$0.12	$(0.80)	$(0.69)
Diluted earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.03)	$0.01	$0.12	$(0.80)	$(0.69)

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations.

17. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Income taxes paid	$270	$7,110	$14,050
Supplemental disclosures of non-cash transactions
Assets assumed from unconsolidated joint ventures	$—	$—	$26,613
Liabilities and equity assumed from unconsolidated joint ventures	$—	$—	$27,608

18. Supplemental Guarantor Information

The Company's Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The Indenture governing the Notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a "Restricted Subsidiary" (as defined in the Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the Indenture; (2) upon the proper designation of such Guarantor as an "Unrestricted Subsidiary" (as defined in the Indenture), in accordance with the Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5.0% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture, upon such exercise or discharge; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; or (6) upon the full satisfaction of the Company’s obligations under the Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture. The Company has determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2019
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$66,166	$12,978	$170	$—	$79,314
Restricted cash	—	117	—	—	117
Contracts and accounts receivable	3	16,403	—	(424)	15,982
Intercompany receivables	258,372	—	—	(258,372)	—
Due from affiliates	—	238	—	—	238
Real estate inventories	—	433,938	—	—	433,938
Investment in and advances to unconsolidated joint ventures	—	30,217	—	—	30,217
Investment in subsidiaries	198,448	—	—	(198,448)	—
Other assets	26,508	16,840	35	—	43,383
Total assets	$549,497	$510,731	$205	$(457,244)	$603,189

Liabilities and equity
Accounts payable	$68	$24,973	$3	$—	$25,044
Accrued expenses and other liabilities	11,950	28,999	26	(421)	40,554
Intercompany payables	—	258,372	—	(258,372)	—
Due to affiliates	—	3	—	(3)	—
Senior notes, net	304,832	—	—	—	304,832
Total liabilities	316,850	312,347	29	(258,796)	370,430
Total stockholders' equity	232,647	198,384	64	(198,448)	232,647
Non-controlling interest in subsidiary	—	—	112	—	112
Total equity	232,647	198,384	176	(198,448)	232,759
Total liabilities and equity	$549,497	$510,731	$205	$(457,244)	$603,189

	December 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$28,877	$13,249	$147	$—	$42,273
Restricted cash	—	269	—	—	269
Contracts and accounts receivable	7	18,926	—	(668)	18,265
Intercompany receivables	192,341	—	—	(192,341)	—
Due from affiliates	—	1,218	—	—	1,218
Real estate inventories	—	566,290	—	—	566,290
Investment in and advances to unconsolidated joint ventures	—	34,330	—	—	34,330
Investment in subsidiaries	396,466	—	—	(396,466)	—
Other assets	18,643	14,812	—	(3)	33,452
Total assets	$636,334	$649,094	$147	$(589,478)	$696,097

Liabilities and equity
Accounts payable	$240	$39,151	$—	$—	$39,391
Accrued expenses and other liabilities	8,492	21,129	71	(664)	29,028
Intercompany payables	—	192,341	—	(192,341)	—
Due to affiliates	—	7	—	(7)	—
Unsecured revolving credit facility	67,500	—	—	—	67,500
Senior notes, net	320,148	—	—	—	320,148
Total liabilities	396,380	252,628	71	(193,012)	456,067
Total stockholders' equity	239,954	396,466	—	(396,466)	239,954
Non-controlling interest in subsidiary	—	—	76	—	76
Total equity	239,954	396,466	76	(396,466)	240,030
Total liabilities and equity	$636,334	$649,094	$147	$(589,478)	$696,097

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$532,352	$—	$—	$532,352
Land sales	—	41,664	—	—	41,664
Fee building	—	95,333	—	—	95,333
	—	669,349	—	—	669,349
Cost of Sales:
Home sales	—	469,661	(104)	—	469,557
Home sales impairments	—	8,300	—	—	8,300
Land sales	—	43,169	—	—	43,169
Land sales impairments	—	1,900	—	—	1,900
Fee building	—	93,281	—	—	93,281
	—	616,311	(104)	—	616,207

Gross Margin:
Home sales	—	54,391	104	—	54,495
Land sales	—	(3,405)	—	—	(3,405)
Fee building	—	2,052	—	—	2,052
	—	53,038	104	—	53,142
Selling and marketing expenses	—	(36,357)	—	—	(36,357)
General and administrative expenses	(387)	(25,333)	(3)	—	(25,723)
Equity in net loss of unconsolidated joint ventures	—	(3,503)	—	—	(3,503)
Equity in net loss of subsidiaries	(7,963)	—	—	7,963	—
Gain on early extinguishment of debt	1,164	—	—	—	1,164
Other income (expense), net	(286)	(253)	—	—	(539)
Pretax income (loss)	(7,472)	(12,408)	101	7,963	(11,816)
(Provision) benefit for income taxes	(565)	4,380	—	—	3,815
Net income (loss)	(8,037)	(8,028)	101	7,963	(8,001)
Net income attributable to non-controlling interest in subsidiary	—	—	(36)	—	(36)
Net income (loss) attributable to The New Home Company Inc.	$(8,037)	$(8,028)	$65	$7,963	$(8,037)

	Year Ended December 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$504,029	$—	$—	$504,029
Fee building	—	163,537	—	—	163,537
	—	667,566	—	—	667,566
Cost of Sales:
Home sales	—	436,508	22	—	436,530
Home sales impairments	—	10,000	—	—	10,000
Fee building	—	159,136	—	—	159,136
	—	605,644	22	—	605,666

Gross Margin:
Home sales	—	57,521	(22)	—	57,499
Fee building	—	4,401	—	—	4,401
	—	61,922	(22)	—	61,900
Selling and marketing expenses	—	(36,065)	—	—	(36,065)
General and administrative expenses	4,330	(30,293)	(3)	—	(25,966)
Equity in net loss of unconsolidated joint ventures	—	(19,653)	—	—	(19,653)
Equity in net loss of subsidiaries	(17,372)	—	—	17,372	—
Other income (expense), net	(66)	(455)	—	—	(521)
Pretax loss	(13,108)	(24,544)	(25)	17,372	(20,305)
(Provision) benefit for income taxes	(1,108)	7,183	—	—	6,075
Net loss	(14,216)	(17,361)	(25)	17,372	(14,230)
Net loss attributable to non-controlling interest in subsidiary	—	—	14	—	14
Net loss attributable to The New Home Company Inc.	$(14,216)	$(17,361)	$(11)	$17,372	$(14,216)

	Year Ended December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$560,842	$—	$—	$560,842
Fee building	—	190,324	—	—	190,324
	—	751,166	—	—	751,166
Cost of Sales:
Home sales	—	473,181	32	—	473,213
Home sales impairments	—	2,200	—	—	2,200
Fee building	—	184,827	—	—	184,827
	—	660,208	32	—	660,240

Gross Margin:
Home sales	—	85,461	(32)	—	85,429
Fee building	—	5,497	—	—	5,497
	—	90,958	(32)	—	90,926
Selling and marketing expenses	—	(32,702)	—	—	(32,702)
General and administrative expenses	(2,403)	(23,927)	—	—	(26,330)
Equity in net income of unconsolidated joint ventures	—	866	—	—	866
Equity in net income of subsidiaries	21,773	—	—	(21,773)	—
Other income (expense), net	107	(336)	—	—	(229)
Pretax income (loss)	19,477	34,859	(32)	(21,773)	32,531
Provision for income taxes	(2,325)	(13,065)	—	—	(15,390)
Net income (loss)	17,152	21,794	(32)	(21,773)	17,141
Net loss attributable to non-controlling interest in subsidiary	—	—	11	—	11
Net income (loss) attributable to The New Home Company Inc.	$17,152	$21,794	$(21)	$(21,773)	$17,152

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(66,965)	$189,352	$23	$(1,152)	$121,258
Investing activities:
Purchases of property and equipment	(14)	(27)	—	—	(41)
Contributions and advances to unconsolidated joint ventures	—	(8,826)	—	—	(8,826)
Contributions to subsidiaries from corporate	(98,620)	—	—	98,620	—
Distributions of capital from subsidiaries to corporate	287,523	—	—	(287,523)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	9,133	—	—	9,133
Net cash provided by investing activities	$188,889	$280	$—	$(188,903)	$266
Financing activities:
Borrowings from credit facility	50,000	—	—	—	50,000
Repayments of credit facility	(117,500)	—	—	—	(117,500)
Repurchases of senior notes	(15,605)	—	—	—	(15,605)
Contributions to subsidiaries from corporate	—	98,620	—	(98,620)	—
Distributions to corporate from subsidiaries	—	(288,675)	—	288,675	—
Repurchases of common stock	(1,042)	—	—	—	(1,042)
Tax withholding paid on behalf of employees for stock awards	(488)	—	—	—	(488)
Net cash used in financing activities	$(84,635)	$(190,055)	$—	$190,055	$(84,635)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,289	(423)	23	—	36,889
Cash, cash equivalents and restricted cash – beginning of period	28,877	13,518	147	—	42,542
Cash, cash equivalents and restricted cash – end of period	$66,166	$13,095	$170	$—	$79,431

	Year Ended December 31, 2018
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(63,076)	$(71,789)	$(41)	$(4,779)	$(139,685)
Investing activities:
Purchases of property and equipment	(49)	(197)	—	—	(246)
Contributions and advances to unconsolidated joint ventures	—	(15,066)	—	—	(15,066)
Contributions to subsidiaries from corporate	(249,435)	—	—	249,435	—
Distributions of capital from subsidiaries to corporate	183,896	—	—	(183,896)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	15,436	—	—	15,436
Interest collected on advances to unconsolidated joint ventures	—	178	—	—	178
Net cash (used in) provided by investing activities	$(65,588)	$351	$—	$65,539	$302
Financing activities:
Borrowings from credit facility	150,000	—	—	—	150,000
Repayments of credit facility	(82,500)	—	—	—	(82,500)
Contributions to subsidiaries from corporate	—	249,435	—	(249,435)	—
Distributions to corporate from subsidiaries	—	(188,675)	—	188,675	—
Repurchases of common stock	(8,563)	—	—	—	(8,563)
Tax withholding paid on behalf of employees for stock awards	(982)	—	—	—	(982)
Net cash provided by financing activities	$57,955	$60,760	$—	$(60,760)	$57,955
Net decrease in cash, cash equivalents and restricted cash	(70,709)	(10,678)	(41)	—	(81,428)
Cash, cash equivalents and restricted cash – beginning of period	99,586	24,196	188	—	123,970
Cash, cash equivalents and restricted cash – end of period	$28,877	$13,518	$147	$—	$42,542

	Year Ended December 31, 2017
	NWHM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash used in operating activities	$(31,824)	$(41,900)	$(81)	$(17,058)	$(90,863)
Investing activities:
Purchases of property and equipment	(71)	(124)	—	—	(195)
Cash assumed from joint venture at consolidation	—	995	—	—	995
Contributions and advances to unconsolidated joint ventures	—	(27,479)	—	—	(27,479)
Contributions to subsidiaries from corporate	(275,794)	—	—	275,794	—
Distributions of capital from subsidiaries to corporate	192,478	—	—	(192,478)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	15,577	—	—	15,577
Interest collected on advances to unconsolidated joint ventures	—	552	—	—	552
Net cash used in investing activities	$(83,387)	$(10,479)	$—	$83,316	$(10,550)
Financing activities:
Borrowings from credit facility	88,000	—	—	—	88,000
Repayments of credit facility	(206,000)	—	—	—	(206,000)
Proceeds from senior notes	324,465	—	—	—	324,465
Repayments of other notes payable	—	(4,110)	—	—	(4,110)
Payment of debt issuance costs	(7,565)	—	—	—	(7,565)
Contributions to subsidiaries from corporate	—	275,794	—	(275,794)	—
Distributions to corporate from subsidiaries	—	(209,536)	—	209,536	—
Tax withholding paid on behalf of employees for stock awards	(590)	—	—	—	(590)
Proceeds from exercise of stock options	102	—	—	—	102
Net cash provided by financing activities	$198,412	$62,148	$—	$(66,258)	$194,302
Net increase (decrease) in cash, cash equivalents and restricted cash	83,201	9,769	(81)	—	92,889
Cash, cash equivalents and restricted cash – beginning of period	16,385	14,427	269	—	31,081
Cash, cash equivalents and restricted cash – end of period	$99,586	$24,196	$188	$—	$123,970

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of The New Home Company Inc. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

3.2	State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 1, 2016)

3.3	Amended and Restated Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3.II of the Company's Current Report on Form 8-K filed on November 1, 2019)

4.1

Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on January 24, 2014))

4.2

Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.3

Indenture, dated as of March 17, 2017, among the Company, the Guarantors and U.S. Bank National Association, as trustee, including form of 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017)

4.4

First Supplemental Indenture dated as of April 28, 2017 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2017)

4.5

Officers' Certificate, dated May 4, 2017, delivered pursuant to the Indenture, and setting forth the terms of the Additional Notes 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 5, 2017)

4.6

Second Supplemental Indenture dated as of July 28, 2017 between the Company, the guaranteeing subsidiaries, as defined herein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2017)

4.7

Third Supplemental Indenture dated as of September 18, 2017 between the Company, DMB/TNHC LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarter ended September 30, 2017)

4.8

Fourth Supplemental Indenture, dated as of October 27, 2017 between the Company, TNHC Tidelands LLC, TNHC Arizona Marketing LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

4.9

Fifth Supplemental Indenture dated as of March 5, 2018, among TNHC Holdings LLC, TNHC Holdings 1 LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 2018)

4.10*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.5(b)†

The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.6

Amended and Restated Credit Agreement, dated May 10, 2016, among The New Home Company Inc., U.S. Bank National Association d/b/a Housing Capital Company, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 11, 2016)

10.7+	Agreement of Limited Partnership of Arantine Hills Holdings LP (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.8†

The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.9†

Consulting Agreement, dated February 16, 2017, by and between The New Home Company Inc. and Wayne Stelmar (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.10

Letter agreement re: Arantine Hills Holdings LP - funding Excess Shortfall among TNHC-Arantine GP LLC, TNHC Land Company LLC and Arantine Hills Equity LP dated as of June 28, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.11+

Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of May 22, 2013, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.12+

First Amendment to Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of August 4, 2017, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.13

Modification Agreement, dated as of September 27, 2017, among The New Home Company Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2017)

10.14†

The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 16, 2018)

10.15†

The New Home Company Inc. 2016 Incentive Award Plan form of Performance Share Unit Award Agreement (incorporated  by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 16, 2018)

10.16†

First Amendment to The New Home Company Inc. 2014 Long-Term Incentive Plan dated February 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.17

Amendment No. 1 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 23, 2018)

10.18†	The New Home Company Inc. Amended and Restated 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 23, 2018)

10.19

First Amendment to Agreement of Limited Partnership of Arantine Hills Holdings LP, dated July 27, 2018, among TNHC-Arantine GP LLC, Arantine Hills Equity LP and TNHC Land Company LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.20†	The New Home Company Inc. 2016 Incentive Award Plan form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.21†	The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.22	Separation and Release Agreement, dated February 14, 2019, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.23	Consulting Agreement, dated February 14, 2019, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.24†	The New Home Company Inc. Non-Employee Director Compensation Program, amended and restated on April 30, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.25†	Amended and Restated Employment Agreement by and between The New Home Company Inc. and Leonard Miller, dated July 30, 2019 (incorporated by reference to Exhibit 10.1 for the Company's Current Report on Form 8-K filed on July 30, 2019)

10.26†	Amended and Restated Employment Agreement by and between The New Home Company Inc. and H. Lawrence Webb, dated July 30, 2019 (incorporated by reference to Exhibit 10.2 for the Company's Current Report on Form 8-K filed on July 30, 2019)

10.27†	Amended and Restated Employment Agreement by and between The New Home Company Inc. and John Stephens, dated July 30, 2019 (incorporated by reference to Exhibit 10.3 for the Company's Current Report on Form 8-K filed on July 30, 2019)

10.28	Second Amendment to Limited Liability Company Agreement of TNHC Russell Ranch between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.29	Second Modification Agreement, dated as of August 7, 2019, among The New Home Company Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 for the Company's Current Report on Form 8-K filed on August 12, 2019)

10.30	Letter agreement re: Arantine Hills Holdings LP - Funding of Excess Shortfall among TNHC-Arantine GP LLC, TNHC Land Company LLC, and Arantine Hills Equity LP dated as of September 24, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

21.1*	List of subsidiaries of The New Home Company Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 13, 2020

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 13, 2020

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated February 13, 2020

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated February 13, 2020

101*

The following materials from The New Home Company Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Audited Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement
+	Confidential treatment was requested with respect to omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission.
*	Filed herewith
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

Date: February 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leonard S. Miller	President and Chief Executive Officer (Principal Executive Officer)	February 13, 2020
Leonard S. Miller

/s/ John M. Stephens	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2020
John M. Stephens

/s/ H. Lawrence Webb	Chairman of the Board	February 13, 2020
H. Lawrence Webb

/s/ Sam Bakhshandehpour	Director	February 13, 2020
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	February 13, 2020
Michael Berchtold

/s/ Paul Heeschen	Director	February 13, 2020
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	February 13, 2020
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	February 13, 2020
Cathey S. Lowe

/s/ Douglas C. Neff	Director	February 13, 2020
Douglas C. Neff

/s/ Wayne Stelmar	Director	February 13, 2020
Wayne Stelmar