Form 10-Q
period 2020-03-31
New Home Co Inc.
filed 2020-05-08
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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

Registrant’s shares of common stock outstanding as of May 7, 2020: 18,179,865

THE NEW HOME COMPANY INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and cash equivalents	$87,863	$79,314
Restricted cash	424	117
Contracts and accounts receivable	15,637	15,982
Due from affiliates	108	238
Real estate inventories	398,973	433,938
Investment in and advances to unconsolidated joint ventures	29,237	30,217
Deferred tax asset, net	16,589	17,503
Other assets	31,105	25,880
Total assets	$579,936	$603,189

Liabilities and equity
Accounts payable	$21,038	$25,044
Accrued expenses and other liabilities	36,083	40,554
Senior notes, net	300,479	304,832
Total liabilities	357,600	370,430
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,957,165 and 20,096,969, shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	190	201
Additional paid-in capital	191,926	193,862
Retained earnings	30,108	38,584
Total stockholders' equity	222,224	232,647
Non-controlling interest in subsidiary	112	112
Total equity	222,336	232,759
Total liabilities and equity	$579,936	$603,189

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Home sales	$95,659	$99,186
Land sales	147	—
Fee building, including management fees	36,227	19,662
	132,033	118,848
Cost of Sales:
Home sales	84,722	86,569
Land sales	147	—
Fee building	35,497	19,268
	120,366	105,837
Gross Margin:
Home sales	10,937	12,617
Land sales	—	—
Fee building	730	394
	11,667	13,011

Selling and marketing expenses	(7,466)	(8,679)
General and administrative expenses	(6,023)	(7,391)
Equity in net income (loss) of unconsolidated joint ventures	(1,937)	184
Interest expense	(718)	—
Project abandonment costs	(14,036)	(5)
Gain (loss) on early extinguishment of debt	(123)	417
Other income (expense), net	223	(188)
Pretax loss	(18,413)	(2,651)
Benefit for income taxes	9,937	664
Net loss	(8,476)	(1,987)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to The New Home Company Inc.	$(8,476)	$(1,987)

Loss per share attributable to The New Home Company Inc.:
Basic	$(0.42)	$(0.10)
Diluted	$(0.42)	$(0.10)
Weighted average shares outstanding:
Basic	19,951,825	19,986,394
Diluted	19,951,825	19,986,394

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Stockholders’ Equity Three Months Ended March 31
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net loss	—	—	—	(1,987)	(1,987)	—	(1,987)
Stock-based compensation expense	—	—	566	—	566	—	566
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	229,545	1	(1)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at March 31, 2019	20,049,113	$200	$192,169	$44,634	$237,003	$76	$237,079

Balance at December 31, 2019	20,096,969	$201	$193,862	$38,584	$232,647	$112	$232,759
Net loss	—	—	—	(8,476)	(8,476)	—	(8,476)
Stock-based compensation expense	—	—	589	—	589	—	589
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(58,098)	—	(303)	—	(303)	—	(303)
Shares issued through stock plans	152,177	1	(1)	—	—	—	—
Repurchase of common stock	(1,233,883)	(12)	(2,221)	—	(2,233)	—	(2,233)
Balance at March 31, 2020	18,957,165	$190	$191,926	$30,108	$222,224	$112	$222,336

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(8,476)	$(1,987)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	914	—
Amortization of stock-based compensation	589	566
Distributions of earnings from unconsolidated joint ventures	—	260
Project abandonment costs	14,036	5
Equity in net (income) loss of unconsolidated joint ventures	1,937	(184)
Depreciation and amortization	1,845	2,656
(Gain) loss on early extinguishment of debt	123	(417)
Net changes in operating assets and liabilities:
Contracts and accounts receivable	345	1,806
Due from affiliates	130	524
Real estate inventories	27,130	9,676
Other assets	(11,804)	(2,343)
Accounts payable	(4,006)	(18,753)
Accrued expenses and other liabilities	(5,462)	(4,041)
Net cash provided by (used in) operating activities	17,301	(12,232)
Investing activities:
Purchases of property and equipment	(125)	(5)
Contributions and advances to unconsolidated joint ventures	(2,057)	(1,335)
Distributions of capital and repayment of advances from unconsolidated joint ventures	1,100	2,562
Net cash (used in) provided by investing activities	(1,082)	1,222
Financing activities:
Borrowings from credit facility	—	30,000
Repayments of credit facility	—	(13,500)
Repurchases of senior notes	(4,827)	(4,512)
Repurchases of common stock	(2,233)	(1,042)
Tax withholding paid on behalf of employees for stock awards	(303)	(488)
Net cash (used in) provided by financing activities	(7,363)	10,458
Net increase (decrease) in cash, cash equivalents and restricted cash	8,856	(552)
Cash, cash equivalents and restricted cash – beginning of period	79,431	42,542
Cash, cash equivalents and restricted cash – end of period	$88,287	$41,990

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors, such as the effects of the novel coronavirus ("COVID-19") and its impact on our future results.

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

Subsequent Events

On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Since March 31, 2020, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended "stay-at-home" and “shelter-in-place” orders which have impacted and restricted various aspects of our business. At the date of this filing, our construction and sales operations are functioning in most of the jurisdictions in which we operate,  subject to government restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers; however, traffic and sales activity has declined and order cancellations have increased.  While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the U.S. could materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020 and potentially beyond. Further discussion of the potential impacts on our business, results of operations, financial condition and cash flows from the COVID-19 pandemic is provided below under Part II, Item 1A “Risk Factors.”

On May 8, 2020, the Company entered into a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the “Tax Benefits”). The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.95%. The Tax Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting the use of our Tax Benefits. In connection with its adoption of the Tax Plan, the Board declared a dividend of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of Common Stock, par value $0.01 (“Common Stock”) of the Company outstanding at the close of business on May 20, 2020.  As long as the Rights are attached to the Common Stock, the Company will issue one Right (subject to adjustment) with each new share of the Common Stock so that all such shares will have attached Rights.  Each Right has an exercise price of $11.50. Each Right, which is only exercisable if a person or group of affiliated or associated persons acquires beneficial ownership of 4.95% or more of the Common Stock, subject to certain limited exceptions (the “Acquiring Person”), when exercised will entitle the registered holder other than the Acquiring Person the right to acquire that number of shares of Common Stock having a market value of two times the $11.50 exercise price of the Right, or, at the election of the Board, to exchange each right for one share of Common Stock, in each case, subject to adjustment. Unless redeemed

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or exchanged earlier by the Company or terminated, the rights will expire upon the earliest to occur of (i) the close of business on May 7, 2021, (ii) the close of business on the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) if the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Benefits or (iii) the time at which the Board determines that the Tax Benefits are fully utilized or no longer available under Section 382 of the Code or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the Tax Benefits, or materially impair the amount of the Tax Benefits that could be used by the Company in any particular time period, for applicable tax purposes.

Reclassifications

No items in the prior year condensed consolidated financial statements have been reclassified.

Segment Reporting

ASC 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments. The Company's reportable segments are Arizona homebuilding, California homebuilding, and fee building. In accordance with ASC 280, our California homebuilding reportable segment aggregates the Southern California and Northern California homebuilding operating segments based on the similarities in long-term economic characteristics.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

Restricted Cash

Restricted cash of $0.4 million and $0.1 million as of  March 31, 2020 and December 31, 2019, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$87,863	$41,874
Restricted cash	424	116
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$88,287	$41,990

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, property taxes and indirect construction costs. Pre-acquisition costs, including nonrefundable land deposits, are expensed to project abandonment costs if we determine continuation of the prospective project is not probable.

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

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three months ended March 31, 2020 and 2019, no real estate impairments were recorded.  In cases where we decide to abandon a project, we will fully expense all costs capitalized to such project and will expense and accrue any additional costs that we are contractually obligated to incur.   For the three months ended March 31, 2020 and 2019, $14.0 million and $5,000 in project abandonment costs were incurred, respectively.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2020 and 2019, one customer comprised 98% and 91%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of  March 31, 2020 and December 31, 2019, one customer comprised 73% and 65% of contracts and accounts receivable, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created. At March 31, 2020, the Company had outstanding nonrefundable cash deposits of $13.6 million pertaining to land option contracts and purchase contracts.

As of  March 31, 2020 and December 31, 2019, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of  March 31, 2020 and December 31, 2019, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of March 31, 2020, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any declines in value of our investment in and advances to unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three months ended March 31, 2020 and 2019, the Company recorded other-than-temporary, noncash impairment charges of $2.3 million and $0, respectively, related to our investment in and advances to unconsolidated joint ventures.

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

Warranty and Litigation Accruals

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one year. In addition, we provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical claim and expense rates. In addition, the Company has received warranty payments from third-party property owners for certain of its fee building projects that have since closed-out where the Company has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets and adjustments to our warranty accrual are recorded through cost of sales.

While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish a separate reserve for warranty and for known and incurred but not reported (“IBNR”) construction defect claims based on our historical claim and expense data. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in our consolidated financial statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are presented as warranty insurance receivables within other assets in our consolidated financial statements and are recorded based on actual insurance claims and amounts determined using our construction defect claim and warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of  March 31, 2020 and December 31, 2019, no allowance was recorded related to contracts and accounts receivable.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable, and the availability of net operating loss carrybacks under certain circumstances. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible, as well as the ability to carryback net operating losses in the event that this option becomes available.  The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At March 31, 2020 and December 31, 2019, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At March 31, 2020, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of March 31, 2020, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718").  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in a company's financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.  In 2018, the scope of ASC 718 was expanded to include to include share-based payments for acquiring goods and services from nonemployees, with certain exceptions.  The Company had one nonemployee equity award that was fully expensed during the 2019 first quarter and was accounted for in accordance with ASC 718.

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

During the three months ended March 31, 2020 and 2019, the Company repurchased and retired 1,233,883 and 153,916 shares of its common stock at an aggregate purchase price of $2.2 million and $1.0 million, respectively. All repurchased shares were returned to the status of authorized but unissued.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to March 31, 2020, the Company repurchased an additional 777,300 shares for $1.4 million pursuant to a 10b5-1 plan, which in the aggregate since the beginning of the year through May 7, 2020 represented a total repurchase of 2,011,183shares for $3.6 million, or $1.78 per share, and 10% of its beginning share count.  The purchases were made under a previously announced stock repurchase program that had a remaining purchase authorization of $1.8 million as of May 7, 2020.

Dividends

No dividends were paid on our common stock during the three months ended March 31, 2020 and 2019. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in April 2019, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), in May 2019, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2019, and ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) in February 2020 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning January 1, 2020, and requires full retrospective application upon adoption.  During November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) Effective Dates that provides for additional implementation time for smaller reporting companies with the standard being effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted.  As a smaller reporting company, we are not adopting the requirements of ASU 2016-13 for the year beginning January 1, 2020, however we do not anticipate a material impact to our consolidated financial statements as a result of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify certain disclosure requirements of fair value measurements.  The Company adopted ASU 2018-13 in the 2020 first quarter with no impact to the condensed consolidated financial statements as a result.

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

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) ("ASU 2020-01").  ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.  The standard is effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years, with early adoption permitted.  The Company expects no material impact to our consolidated financial statements as a result of adoption.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Computation of Loss Per Share

The following table sets forth the components used in the computation of basic and diluted loss per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share amounts)
Numerator:
Net loss attributable to The New Home Company Inc.	$(8,476)	$(1,987)

Denominator:
Basic weighted-average shares outstanding	19,951,825	19,986,394
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	—
Diluted weighted-average shares outstanding	19,951,825	19,986,394

Basic loss per share attributable to The New Home Company Inc.	$(0.42)	$(0.10)
Diluted loss per share attributable to The New Home Company Inc.	$(0.42)	$(0.10)

Antidilutive stock options and unvested restricted stock units not included in diluted loss per share	1,785,826	1,451,485

3. Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$35,497	$93,281
Estimated earnings	730	2,052
	36,227	95,333
Less: amounts collected during the period	(24,620)	(84,979)
Contracts receivable	$11,607	$10,354

Contracts receivable:
Billed	$—	$—
Unbilled	11,607	10,354
	11,607	10,354
Accounts receivable:
Escrow receivables	3,679	5,392
Other receivables	351	236
Contracts and accounts receivable	$15,637	$15,982

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of  March 31, 2020 and  December 31, 2019 are expected to be billed and collected within 30 days. Accounts payable at  March 31, 2020 and  December 31, 2019 includes $10.6 million and $9.6 million, respectively, related to costs incurred under the Company’s fee building contracts.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Deposits and pre-acquisition costs	$16,880	$17,865
Land held and land under development	168,672	180,823
Homes completed or under construction	154,430	183,711
Model homes	58,991	51,539
	$398,973	$433,938

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.1 million and $0.1 million as of  March 31, 2020 and December 31, 2019, respectively.

Land held and land under development includes land costs and costs incurred during site development such as development, indirects, and permits. Homes completed or under construction and model homes include all costs associated with home construction, including allocated land, development, indirects, permits, materials and labor (except for capitalized selling and marketing costs, which are classified in other assets).

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist.  For the three months ended March 31, 2020 and 2019, the Company recognized no real estate-related impairments.

During the 2020 first quarter, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona. Due to the lower demand levels experienced at this community coupled with the substantial investment required to build out the remainder of the project, the Company decided to abandon the future acquisition, development, construction and sale of future phases of the project that were under option. In accordance with ASC 970-360-40-1, the capitalized costs related to the project are expensed and not allocated to other components of the project that the Company did develop. For the three months ended March 31, 2020, the Company recorded an abandonment charge of $14.0 million representing the capitalized costs that have accumulated related to the portion of the project that is being abandoned.  This charge is included within project abandonment costs in the accompanying condensed consolidated statement of operations.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. Interest expense is comprised of interest incurred but not capitalized and is reported as interest expense in our condensed consolidated statements of operations.  For the three months ended March 31, 2020 and 2019 interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Interest incurred	$6,380	$7,761
Interest capitalized to inventory	(5,662)	(7,761)
Interest expensed	$718	$—

Capitalized interest in beginning inventory	$26,397	$25,681
Interest capitalized as a cost of inventory	5,662	7,761
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	10
Previously capitalized interest included in cost of home and land sales	(6,146)	(4,852)
Previously capitalized interest included in project abandonments costs	(761)	—
Capitalized interest in ending inventory	$25,152	$28,600

Capitalized interest in beginning investment in unconsolidated joint ventures	$541	$713
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	(10)
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(448)	(31)
Capitalized interest in ending investment in unconsolidated joint ventures	93	672
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$25,245	$29,272

Capitalized interest as a percentage of inventory	6.3%	5.1%
Interest included in cost of home sales as a percentage of home sales revenue	6.5%	4.9%
Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	0.3%	2.0%

For the three months ended March 31, 2020, the Company expensed $0.8 million in interest previously capitalized due to the abandonment of the future phases of one of its existing homebuilding communities. For more information, please refer to Note 4.

For the three months ended March 31, 2020, the Company expensed $0.4 million in interest previously capitalized to investments in unconsolidated joint ventures as the result of an other-than-temporary impairment to its investment in one joint venture. For more information, please refer to Note 6.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in and Advances to Unconsolidated Joint Ventures

As of  March 31, 2020 and December 31, 2019, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$30,514	$31,484
Restricted cash	13,237	13,852
Real estate inventories	234,460	241,416
Other assets	4,108	3,843
Total assets	$282,319	$290,595

Accounts payable and accrued liabilities	$16,570	$16,778
Notes payable	21,910	28,665
Total liabilities	38,480	45,443
The New Home Company's equity(1)	28,403	27,722
Other partners' equity	215,436	217,430
Total equity	243,839	245,152
Total liabilities and equity	$282,319	$290,595
Debt-to-capitalization ratio	8.2%	10.5%
Debt-to-equity ratio	9.0%	11.7%

(1)

Balance represents the Company's interest, as reflected in the financial records of the respective joint ventures. This balance differs from the investment in and advances to unconsolidated joint ventures balance reflected in the Company's consolidated balance sheets by$0.8 million due an other-than-temporary impairment charge to the Company's investment, interest capitalized to the Company's investment in joint ventures and certain other differences in outside basis.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Revenues	$31,647	$42,287
Cost of sales and expenses	30,285	41,774
Net income of unconsolidated joint ventures	$1,362	$513
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(1,937)	$184

The Company reviews its investments in and advances to unconsolidated joint ventures for other-than-temporary declines in value in accordance with ASC  820 . To the extent we deem any declines in value of our investment in and advances to unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three months ended March 31, 2020 and 2019, the Company recorded other-than-temporary, noncash impairment charges of $2.3 million and $0, respectively.  The 2020 impairment charge related to our investment in the Arantine Hills Holdings LP ("Bedford") joint venture and is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.  The Company has agreed in principle to sell our interest in this joint venture to our partner, and we are currently in the process of drafting definitive agreements associated with our exit from the joint venture and the sale of our interest for less than our current carrying value. This transaction is expected to close around the end of the 2020 second quarter.  We are expected to receive $5.1 million in cash for our anticipated sale of our partnership interest and expect to have an option to purchase at market 30% of the lots from the masterplan community owned by the joint venture.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% or more of the Company's consolidated net income (loss).  For the three months ended March 31, 2019, no profit or loss allocations from the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss.  For the three months ended March 31, 2020, the loss allocation from one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss. The table below presents financial information for this joint venture for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Revenues	$4,624	$3,698
Cost of land sales	3,065	3,375
Gross margin	$1,559	$323
Expenses	674	636
Net income (loss)	$885	$(313)
Equity in net loss of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(2,226)	$(30)

In the above table, the Company's $2.2 million loss included in equity in net income (loss) of unconsolidated joint ventures for the three months ended March 31, 2020 includes a $2.3 million other-than-temporary impairment charge related to its interest in this joint venture.

For the three months ended March 31, 2020 and 2019, the Company earned $0.4 million and $0.5 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

7. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)

Capitalized selling and marketing costs, net(1)	$6,662	$7,148
Prepaid income taxes(2)	11,676	1,032
Insurance receivable(3)	6,500	10,900
Warranty insurance receivable(4)	1,878	1,852
Prepaid expenses	2,388	2,729
Right-of-use lease assets	1,695	1,988
Other	306	231
	$31,105	$25,880

(1)

Capitalized selling and marketing costs includes costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model furnishings, and also includes model landscaping costs, which were $2.4 million and $2.6 million as of March 31, 2020 and December 31, 2019, respectively. The Company depreciated $1.8 million and $2.6 million of capitalized selling and marketing costs to selling and marketing expenses during the three months ended March 31, 2020 and 2019, respectively.

(2)	The amount at March 31, 2020 includes approximately $10.7 million of expected federal income tax refunds due to the recent enactment of the CARES act which allows net operating losses generated from 2018 – 2020 to be carried back five years.
(3)

At December 31, 2019, the Company recorded insurance receivables of $10.9 million in connection with $10.9 million of litigation reserves recorded.  During the three months ended March 31, 2020, $4.2 million was paid by insurance related to one claim and the Company also reduced its insurance receivable estimate by $0.2 million for a separate claim, resulting in an insurance receivable balance of $6.5 million at March 31, 2020, with a corresponding decrease recorded within litigation reserves.  For more information, please refer to Note 8.

(4)

During the three months ended March 31, 2020, the Company adjusted its warranty insurance receivable upward by $0.1 million to true-up the receivable to its estimate of qualifying reimbursable expenditures, which resulted in pretax income of the same amount.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Warranty accrual (1)	$6,864	$7,223
Litigation reserves (2)	6,500	10,900
Accrued interest	11,537	5,796
Accrued compensation and benefits	3,373	5,350
Completion reserve	1,367	3,167
Customer deposits	3,191	3,574
Lease liabilities	1,893	2,243
Other accrued expenses	1,358	2,301
	$36,083	$40,554

(1)

Included in the amount at  March 31, 2020 and  December 31, 2019 is approximately $1.9 million and $1.9 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.

(2)	During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the litigation reserves as of December 31, 2019. During the three months ended March 31, 2020, $4.2 million was paid by insurance related to one claim and the Company also reduced its litigation reserve estimate by $0.2 million for a separate claim, resulting in a litigation reserve balance of $6.5 million at March 31, 2020, with a corresponding decrease recorded within insurance receivables. Please refer to Note 7.

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related warranty and construction defect claims. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish and track separately our warranty accrual and litigation reserves for both known and IBNR construction defect claims. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in the accompanying condensed consolidated financial statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are tracked separately between warranty insurance receivables and insurance receivables related to litigated claims and are presented within other assets in the accompanying condensed consolidated financial statements. Our warranty accrual and related estimated insurance recoveries are based on historical warranty claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Our litigation reserves for both known and IBNR future construction defect claims based on historical claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our construction defect claim accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated.

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$7,195	$6,681
Warranty provision for homebuilding projects	421	427
Warranty payments for homebuilding projects	(780)	(341)
Ending warranty accrual for homebuilding projects	6,836	6,767

Beginning warranty accrual for fee building projects	28	217
Warranty provision for fee building projects	—	9
Warranty efforts for fee building projects	—	(48)
Ending warranty accrual for fee building projects	28	178
Total ending warranty accrual	$6,864	$6,945

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$300,479	$304,832
Unsecured revolving credit facility	—	—
Total Indebtedness	$300,479	$304,832

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

The carrying amount of our Senior Notes listed above at  March 31, 2020 is net of the unamortized discount of $1.0 million, unamortized premium of $0.8 million, and unamortized debt issuance costs of $2.6 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. The carrying amount for the Senior Notes listed above at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million. Debt issuance costs for the unsecured revolving credit facility, which totaled $0.4 million as of March 31, 2020, are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

During the three months ended March 31, 2020, the Company repurchased and retired approximately $4.8 million in face value of the Notes at 101.63% of the face value for a cash payment of approximately $4.8 million. The Company recognized a loss on early extinguishment of debt of $0.1 million and wrote off approximately $46,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired.  During the three months ended March 31, 2019, the Company repurchased and retired approximately $5.0 million in face value of the Notes at 90.25% of the face value for a cash payment of approximately $4.5 million. The Company recognized a gain on early extinguishment of debt of $0.4 million and wrote off approximately $70,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has an unsecured revolving credit facility ("Credit Facility") with a bank group.  On August 7, 2019, the Company entered into a Modification Agreement (the “Modification”) to its Amended and Restated Credit Agreement.  The Modification, among other things, (i) extended the maturity date of the revolving credit facility to March 1, 2021, (ii) decreased (A) the total commitments under the facility to $130 million from $200 million and (B) the accordion feature to $200 million from $300 million, subject to certain financial conditions, including the availability of bank commitments, (iii) provided for certain adjustments to the borrowing base calculation commencing January 1, 2020; and (iv) revised the covenant limiting restricted payments to provide for basket limitations and net leverage ratio thresholds on the Company’s stock repurchases, dividend payments, and repurchases of its Notes, subject to specified exceptions. As of March 31, 2020, we had no borrowings outstanding under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2020, the interest rate under the Credit Facility was 3.99%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of March 31, 2020, the Company was in compliance with all financial covenants.

The Credit Facility, as amended by the Modification, also provides a $17.5 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of  March 31, 2020 and December 31, 2019, the Company did not have any outstanding letters of credit issued under the Credit Facility.

10. Fair Value Disclosures

ASC 820 defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

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

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$300,479	$266,873	$304,832	$298,775
Unsecured revolving credit facility	$—	$—	$—	$—

(1)

The carrying value for the Senior Notes, as presented at March 31, 2020, is net of the unamortized discount of $1.0 million, unamortized premium of $0.8 million, and unamortized debt issuance costs of $2.6 million. The carrying value for the Senior Notes, as presented at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the three months ended March 31, 2020 and 2019, the Company recognized an other-than-temporary impairment to its investment in unconsolidated joint ventures of $2.3 million and $0, respectively. The 2020 impairment related to our agreement in principle to sell our interest in our Bedford joint venture to our partner.  We are currently in the process of drafting definitive agreements associated with our exit from the joint venture and the sale of our interest for less than its current carrying value. This transaction is expected to close around the end of the 2020 second quarter.  The impairment adjustment was made using Level 2 inputs and assumptions. For more information on the investment in unconsolidated joint ventures impairment, please refer to Note 6.

11. Commitments and Contingencies

From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the related litigation reserves as of December 31, 2019.  During the three months ended March 31, 2020, $4.2 million was paid by insurance related to one claim and the Company also reduced its litigation reserve estimate by $0.2 million for a separate claim, resulting in a litigation reserve and insurance receivable balance of $6.5 million at March 31, 2020.  Due to the inherent uncertainty and judgement used in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated. Please refer to Note 1 and Note 8 for more information on litigation reserves for construction defect claims.  In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss.

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

The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of  March 31, 2020 and December 31, 2019, $21.9 million and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $4.4 million and $5.8 million, respectively, as of  March 31, 2020 and December 31, 2019.

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

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of  March 31, 2020 and December 31, 2019, the Company had outstanding surety bonds totaling $46.3 million and $47.6 million, respectively. The estimated remaining costs to complete of such improvements as of  March 31, 2020 and  December 31, 2019 were $24.7 million and $29.1 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners' associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842, Leases. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use assets and lease liabilities are recorded within our consolidated balance sheets. The depreciable lives of right-of-use assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use asset and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and lease liabilities are recorded in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets and total $1.7 million and $1.9 million, respectively, at March 31, 2020 and $2.0 million and $2.2 million at December 31, 2019, respectively.

For the three months ended March 31, 2020 and 2019, lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$311	$355
Lease costs included in real estate inventories	97	162
Lease costs included in selling and marketing expenses	39	17
Net lease cost (1)	$447	$534

Other Information:
Lease cash flows (included in operating cash flows)(1)	$498	$490

(1)

Does not include the cost of short-term leases with terms of less than one year which totaled approximately $0.1 million and $0.3 million for the three months ended March 31, 2020, and 2019, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $59,000 and $49,000 for the three months ended March 31, 2020 and 2019, respectively.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2020	$1,284
2021	629
2022	34
2023	18
2024	2
Thereafter	—
Total lease payments(1)	$1,967
Less: Interest(2)	74
Present value of lease liabilities(3)	$1,893

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date.

(3)	The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 1.8 years and 3.7%, respectively at March 31, 2020.

During the 2020 first quarter, the Company entered into a binding lease agreement for office space in Northern California that has not commenced.  The fair value of lease payments is approximately $0.9 million, and the lease is expected to commence during the 2020 second quarter.

12. Related Party Transactions

During the three months ended March 31, 2020 and 2019, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.2 million and $1.7 million, respectively. As of  March 31, 2020 and December 31, 2019, $0.1 million and $0.2 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2020 and 2019, the Company earned $0.4 million and $0.5 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of  March 31, 2020 and December 31, 2019, $0 and $0, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and TNHC Russell Ranch LLC ("Russell Ranch"). The Company's investment in these two joint ventures was $15.6 million at  March 31, 2020 and $13.7 million at December 31, 2019.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three months ended March 31, 2020 and 2019, the Company incurred $0 and $33,000, respectively, for these services.  Of these costs, none was due to TL Fab LP from the Company at  March 31, 2020 and December 31, 2019.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At  March 31, 2020 and December 31, 2019, $0.2 million and $0.2 million, respectively, of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery"), Bedford and Russell Ranch unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.

The Company’s land purchase agreement with the Cannery provides for reimbursements of certain fee credits. The Company was not reimbursed any fee credits from the Cannery during the three months ended March 31, 2020 and 2019.  As of  March 31, 2020 and December 31, 2019, $15,000 and $15,000, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term one year and reduce his scope of services and compensation to $1,000 per month. At March 31, 2020, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement was a fee building contract pursuant to which the Company acted in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. Construction of the home was completed during the 2019 first quarter.  For its services, the Company received a contractor's fee and the Davis Family Trust reimbursed the Company's field overhead costs. During the three months ended March 31, 2019, the Company billed the Davis Family Trust $0.5 million, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $15,000 of the total billings for the three months ended March 31,2019. The Company recorded $0.5 million for the three months ended March 31, 2019 for the costs of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At March 31, 2020 and  December 31, 2019, the Company was due $0 from the Davis Family Trust for construction draws.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Mr. Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provided that effective upon Mr. Stelmar's termination of employment, he became a non-employee director and received the compensation and was subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar was compensated $0 and $18,000 for the three months ended March 31, 2020 and 2019, respectively.  Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during the 2019 first quarter.  Mr. Stelmar's vested stock options remain outstanding based on Mr. Stelmar's continued service as a Board member.  The consulting contract expired in  August 2019 and was not extended.  At  March 31, 2020 and December 31, 2019, no fees were due to Mr. Stelmar for his consulting services.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz is compensated $10,000 per month. The agreement originally was set to expire on March 1, 2020 and was extended upon mutual consent of the parties on a month to month basis at the original terms.  For the months April 2020 and May 2020, the Company and Mr. Redwitz have agreed to a reduced consulting fee of $5,000 per month.  At March 31, 2020, no fees were due to Mr. Redwitz for his consulting services.

The Company entered into agreements during 2018 and 2017 to purchase land from affiliates of IHP, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors.  Certain land takedowns pursuant to these agreements occurred during 2019 or are scheduled to take place during 2020.  Descriptions of these agreements and relevant takedown activity are described below.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company entered into an agreement with an IHP affiliate to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract.  The Company did not takedown any land pursuant to this contract during the three months ended March 31, 2020 and 2019.  At  March 31, 2020, the Company has taken down all of the lots and paid $0.4 million in master marketing fees, and as of December 31, 2019, IHP was no longer affiliated with this development.  Also in 2017, the Company contracted to purchase finished lots in Northern California from an IHP affiliate, which agreement included customary profit participation and was structured as an optioned takedown.  The total purchase price, including the cost for the finished lot development and the option, was expected to be approximately $56.3 million, dependent on the timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period.  The Company did not takedown any lots pursuant to this agreement during the three months ended March 31, 2020 and 2019.  During the 2019 second quarter, an unrelated third party entered into agreements to purchase from the IHP affiliate some of the lots under the Company's option.  The Company in turn entered into an arrangement pursuant to which it agreed to purchase such lots on a rolling take down basis from such unrelated third party. The unrelated third party purchased 67% of the lots originally under contract with the IHP affiliate. Following the purchase of the lots by the unrelated third party in 2019, the Company has no remaining lots to purchase from the IHP affiliate.  As of March 31, 2020, the Company (i) had no nonrefundable deposits with the IHP affiliate that will be applied to the Company's takedown of lots from the unrelated third party and (ii) has paid (A) $0.2 million for fees and costs, (B) $3.0 million in option payments, and (C) $18.0 million for the purchase of lots directly from the IHP affiliate.  During 2018, the Company agreed to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. As of March 31, 2020, the Company has an outstanding, nonrefundable deposit of $0.3 million related to this contract, the Company had not taken down any lots, and IHP was no longer affiliated with this development.

In the first quarter 2018, the Company entered into an option agreement to purchase lots in phased takedowns with its Bedford joint venture.  At the time of the initial agreement in 2018, the Bedford joint venture was affiliated with a former member of the Company's board of directors.  As of March 31, 2020, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, with a portion of the deposit applied to the purchase price across the phases. The gross purchase price of the land was $10.0 million with profit participation and master marketing fees due to seller as outlined in the contract. During the 2019 third quarter, the Company entered into an amendment to this agreement to reduce the gross purchase price of the land to $9.3 million. The Company did not take down any of the lots underlying this agreement during the three months ended March 31, 2020 and March 31, 2019.  At March 31, 2020, the Company has taken down all of the contracted lots and the deposit was fully applied to the purchase and has paid $0.1 million in master marketing fees.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, with a portion of the deposit to be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation and master marketing fees due to the seller pursuant to the agreement. The Company did not take down any optioned lots during the three months ended March 31, 2020 and took down 42% of the lots underlying this agreement during the three months ended March 31, 2019.  At March 31, 2020, the Company had taken down approximately 92% of the optioned lots, paid $0.2 million in master marketing fees, and no deposit remained outstanding.

During April 2020, the Company and its partner in the Bedford joint venture agreed in principle to a sale of our interest in the joint venture to our partner.  We are currently in the process of drafting definitive agreements for our exit from the venture, but pursuant to a term sheet outlining the terms of the transaction, we expect to sell our interest for $5.1 million in cash. During the three months ended March 31, 2020, the Company recorded a $2.3 million other-than-temporary impairment charge to its investment in the Bedford joint venture representing the sale of its joint venture investment for less than its current carrying value.  The sale is expected to close around the end of the 2020 second quarter and the agreement, among other things, is expected to allow for a continuation of the Company's option rights to buy certain lots from the joint venture.

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

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock option, restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of March 31, 2020, 61,443 shares remain available for grant under the 2014 Incentive Plan and 532,050 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock-based awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock option, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

A summary of the Company’s common stock option activity as of and for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020		2019
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	1,068,017	$9.78	821,470	$11.00
Granted	161,479	$5.36	249,283	$5.76
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding, end of period	1,229,496	$9.20	1,070,753	$9.78
Exercisable, end of period	901,829	$10.52	821,470	$11.00

A summary of the Company’s restricted stock unit activity as of and for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020		2019
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	592,116	$6.36	469,227	$10.75
Granted	241,556	$5.36	135,473	$5.76
Vested	(152,177)	$9.45	(229,545)	$10.60
Forfeited	(428)	$11.68	(46,571)	$10.89
Outstanding, end of period	681,067	$5.32	328,584	$8.78

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance share unit activity as of and for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020		2019
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	—	$—	125,422	$11.68
Granted (at target)	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	(26,882)	$11.68
Outstanding, end of period (at target)	—	$—	98,540	$11.68

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Expense related to:
Stock options	$64	$22
Restricted stock units and performance share units	525	544
	$589	$566

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company in each year:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.0	6.0
Expected volatility	41.8%	39.9%
Risk-free interest rate	1.4%	2.5%
Expected dividends	—	—
Weighted-average grant date fair value per share	$2.24	$2.43

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that would vest ranged from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluated the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly during 2018 and 2019 and estimated the number of underlying units that were probable of being issued. Compensation expense for restricted stock unit and performance share unit awards was being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards.  Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.  For the three months ended March 31, 2019, no expense was recognized for our performance share units. At December 31, 2019, the performance targets associated with the outstanding performance share unit awards were not met and all outstanding awards were forfeited.

At March 31, 2020, the amount of unearned stock-based compensation currently estimated to be expensed through 2023 is $3.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.3 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $9.9 million and $0.7 million, respectively.  The Company's effective tax rate for the three months ended March 31, 2020, differs from the federal statutory rate due to discrete items, state income tax rates and tax credits for energy efficient homes.  The 2020 first quarter discrete items totaled an $8.1 million benefit, $5.8 million of which related to the $14.0 million project abandonment costs recorded during the quarter and a $2.1 million benefit related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") signed into law on March 27, 2020.  For more information on the abandonment costs, please refer to Note 4.  The CARES Act allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  The Company recognized a $2.1 million discrete benefit related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.  The Company's effective tax rate for the three months ended March 31, 2019 differs from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The provision for discrete items totaled $0.3 million for the three months ended  March 31, 2019 and was primarily related to stock compensation and state income tax rate changes.

The CARES Act includes various income and payroll tax provisions that we are in the process of analyzing to determine the financial impact on our condensed consolidated financial statements.  Aside from the carry back provision discussed above, the Company does not believe any other aspects of the CARES Act were material to the Company's benefit for income taxes during the 2020 first quarter.

15. Segment Information

The Company’s operations are organized into three reportable segments: two homebuilding segments (Arizona and California) and fee building. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land position, and underlying demand and supply in accordance with ASC 280. Our California homebuilding reportable segment aggregates the Southern California and Northern California homebuilding operating segments.

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

Financial information relating to reportable segments was as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$83,280	$83,332
California land sales	147	—
Arizona home sales	12,379	15,854
Total homebuilding revenues	95,806	99,186
Fee building revenues, including management fees	36,227	19,662
Total revenues	$132,033	$118,848

Homebuilding pretax loss:
California	$(4,451)	$(2,567)
Arizona	(14,692)	(478)
Total homebuilding loss	(19,143)	(3,045)
Fee building pretax income, including management fees	730	394
Total loss	$(18,413)	$(2,651)

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Homebuilding assets:
California	$398,714	$416,179
Arizona	61,519	82,234
Total homebuilding assets	460,233	498,413
Fee building assets	12,636	11,193
Corporate unallocated assets	107,067	93,583
Total assets	$579,936	$603,189

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$—

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2020
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$69,603	$18,085	$175	$—	$87,863
Restricted cash	—	424	—	—	424
Contracts and accounts receivable	11	16,514	—	(888)	15,637
Intercompany receivables	262,949	—	—	(262,949)	—
Due from affiliates	—	108	—	—	108
Real estate inventories	—	398,973	—	—	398,973
Investment in and advances to unconsolidated joint ventures	—	29,237	—	—	29,237
Investment in subsidiaries	171,369	—	—	(171,369)	—
Deferred tax asset, net	16,060	529	—	—	16,589
Other assets	20,324	10,754	27	—	31,105
Total assets	$540,316	$474,624	$202	$(435,206)	$579,936

Liabilities and equity
Accounts payable	$47	$20,991	$—	$—	$21,038
Accrued expenses and other liabilities	17,566	19,368	26	(877)	36,083
Intercompany payables	—	262,949	—	(262,949)	—
Due to affiliates	—	11	—	(11)	—
Senior notes, net	300,479	—	—	—	300,479
Total liabilities	318,092	303,319	26	(263,837)	357,600
Total stockholders' equity	222,224	171,305	64	(171,369)	222,224
Non-controlling interest in subsidiary	—	—	112	—	112
Total equity	222,224	171,305	176	(171,369)	222,336
Total liabilities and equity	$540,316	$474,624	$202	$(435,206)	$579,936

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$66,166	$12,978	$170	$—	$79,314
Restricted cash	—	117	—	—	117
Contracts and accounts receivable	3	16,403	—	(424)	15,982
Intercompany receivables	258,372	—	—	(258,372)	—
Due from affiliates	—	238	—	—	238
Real estate inventories	—	433,938	—	—	433,938
Investment in and advances to unconsolidated joint ventures	—	30,217	—	—	30,217
Investment in subsidiaries	198,448	—	—	(198,448)	—
Deferred tax asset, net	17,003	500	—	—	17,503
Other assets	9,505	16,340	35	—	25,880
Total assets	$549,497	$510,731	$205	$(457,244)	$603,189

Liabilities and equity
Accounts payable	$68	$24,973	$3	$—	$25,044
Accrued expenses and other liabilities	11,950	28,999	26	(421)	40,554
Intercompany payables	—	258,372	—	(258,372)	—
Due to affiliates	—	3	—	(3)	—
Senior notes, net	304,832	—	—	—	304,832
Total liabilities	316,850	312,347	29	(258,796)	370,430
Total stockholders' equity	232,647	198,384	64	(198,448)	232,647
Non-controlling interest in subsidiary	—	—	112	—	112
Total equity	232,647	198,384	176	(198,448)	232,759
Total liabilities and equity	$549,497	$510,731	$205	$(457,244)	$603,189

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2020
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$95,659	$—	$—	$95,659
Land sales	—	147	—	—	147
Fee building	—	36,227	—	—	36,227
	—	132,033	—	—	132,033
Cost of Sales:
Home sales	—	84,722	—	—	84,722
Land sales	—	147	—	—	147
Fee building	—	35,497	—	—	35,497
	—	120,366	—	—	120,366

Gross Margin:
Home sales	—	10,937	—	—	10,937
Land sales	—	—	—	—	—
Fee building	—	730	—	—	730
	—	11,667	—	—	11,667
Selling and marketing expenses	—	(7,466)	—	—	(7,466)
General and administrative expenses	221	(6,244)	—	—	(6,023)
Equity in net loss of unconsolidated joint ventures	—	(1,937)	—	—	(1,937)
Equity in net loss of subsidiaries	(10,530)	—	—	10,530	—
Interest expense	—	(718)	—	—	(718)
Project abandonment costs	—	(14,036)	—	—	(14,036)
Loss on early extinguishment of debt	(123)	—	—	—	(123)
Other income (expense), net	193	30	—	—	223
Pretax loss	(10,239)	(18,704)	—	10,530	(18,413)
Benefit for income taxes	1,763	8,174	—	—	9,937
Net loss	(8,476)	(10,530)	—	10,530	(8,476)
Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net loss attributable to The New Home Company Inc.	$(8,476)	$(10,530)	$—	$10,530	$(8,476)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$99,186	$—	$—	$99,186
Fee building	—	19,662	—	—	19,662
	—	118,848	—	—	118,848
Cost of Sales:
Home sales	—	86,569	—	—	86,569
Fee building	—	19,268	—	—	19,268
	—	105,837	—	—	105,837

Gross Margin:
Home sales	—	12,617	—	—	12,617
Fee building	—	394	—	—	394
	—	13,011	—	—	13,011
Selling and marketing expenses	—	(8,679)	—	—	(8,679)
General and administrative expenses	(566)	(6,825)	—	—	(7,391)
Equity in net income of unconsolidated joint ventures	—	184	—	—	184
Equity in net loss of subsidiaries	(1,712)	—	—	1,712	—
Gain on early extinguishment of debt	417	—	—	—	417
Project abandonment costs	—	(5)	—	—	(5)
Other income (expense), net	(62)	(126)	—	—	(188)
Pretax loss	(1,923)	(2,440)	—	1,712	(2,651)
(Provision) benefit for income taxes	(64)	728	—	—	664
Net loss	(1,987)	(1,712)	—	1,712	(1,987)
Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net loss attributable to The New Home Company Inc.	$(1,987)	$(1,712)	$—	$1,712	$(1,987)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2020
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(5,549)	$22,978	$5	$(133)	$17,301
Investing activities:
Purchases of property and equipment	(68)	(57)	—	—	(125)
Contributions and advances to unconsolidated joint ventures	—	(2,057)	—	—	(2,057)
Contributions to subsidiaries from corporate	(21,800)	—	—	21,800	—
Distributions of capital from subsidiaries to corporate	38,217	—	—	(38,217)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	1,100	—	—	1,100
Net cash provided by (used in) investing activities	$16,349	$(1,014)	$—	$(16,417)	$(1,082)
Financing activities:
Repurchase of senior notes	(4,827)	—	—	—	(4,827)
Contributions to subsidiaries from corporate	—	21,800	—	(21,800)	—
Distributions to corporate from subsidiaries	—	(38,350)	—	38,350	—
Repurchases of common stock	(2,233)	—	—	—	(2,233)
Tax withholding paid on behalf of employees for stock awards	(303)	—	—	—	(303)
Net cash used in financing activities	$(7,363)	$(16,550)	$—	$16,550	$(7,363)
Net increase in cash, cash equivalents and restricted cash	3,437	5,414	5	—	8,856
Cash, cash equivalents and restricted cash – beginning of period	66,166	13,095	170	—	79,431
Cash, cash equivalents and restricted cash – end of period	$69,603	$18,509	$175	$—	$88,287

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(14,259)	$2,035	$(8)	$—	$(12,232)
Investing activities:
Purchases of property and equipment	—	(5)	—	—	(5)
Contributions and advances to unconsolidated joint ventures	—	(1,335)	—	—	(1,335)
Contributions to subsidiaries from corporate	(46,000)	—	—	46,000	—
Distributions of capital from subsidiaries to corporate	39,000	—	—	(39,000)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	2,562	—	—	2,562
Net cash (used in) provided by investing activities	$(7,000)	$1,222	$—	$7,000	$1,222
Financing activities:
Borrowings from credit facility	30,000	—	—	—	30,000
Repayments of credit facility	(13,500)	—	—	—	(13,500)
Repurchase of senior notes	(4,512)	—	—	—	(4,512)
Contributions to subsidiaries from corporate	—	46,000	—	(46,000)	—
Distributions to corporate from subsidiaries	—	(39,000)	—	39,000	—
Repurchases of common stock	(1,042)	—	—	—	(1,042)
Tax withholding paid on behalf of employees for stock awards	(488)	—	—	—	(488)
Net cash provided by financing activities	$10,458	$7,000	$—	$(7,000)	$10,458
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,801)	10,257	(8)	—	(552)
Cash, cash equivalents and restricted cash – beginning of period	28,877	13,518	147	—	42,542
Cash, cash equivalents and restricted cash – end of period	$18,076	$23,775	$139	$—	$41,990

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and potential adverse impacts of the COVID-19 pandemic are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "plan," "could," "can," "might," "should," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, financial needs, and potential adverse impacts due to COVID-19.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2019 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

On March 11, the World Health Organization characterized the outbreak of COVID-19 a global pandemic. We are uncertain of the full magnitude or duration of the business and economic impacts resulting from the measures enacted to contain this outbreak as the impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, customers, industry, and workforce; however, the Company is not able to estimate all the effects the COVID-19 outbreak will have on its results of operations, financial condition or liquidity for the year-ended December 31, 2020 given the rapid evolution of this outbreak and related containment responses.  In addition to the following factors, reference is made to Part II, Item 1A of this this quarterly report on Form 10-Q for a discussion of material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019.

•	Risks related to our business, including among other things:
◦	our geographic concentration primarily in California and the availability of land to acquire and our ability to acquire such land on favorable terms or at all;
◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions;
◦	the illiquid nature of real estate investments and the inventory risks related to declines in value of such investments which may result in significant impairment charges;
◦	our ability to execute our business strategies is uncertain;
◦	a reduction in our sales absorption levels may force us to incur and absorb additional community-level costs;
◦	shortages of or increased prices for labor, land or raw materials used in housing construction;
◦	availability and skill of subcontractors at reasonable rates;
◦	construction defect, product liability, warranty, and personal injury claims, including the cost and availability of insurance;
◦	the degree and nature of our competition;
◦	inefficient or ineffective allocation of capital could adversely affect or operations and/or stockholder value if expected benefits are not realized;
◦	delays in the development of communities;
◦	increases in our cancellation rate;
◦	a large proportion of our fee building revenue being dependent upon one customer;
◦	employment-related liabilities with respect to our contractors' employees;
◦	increased costs, delays in land development or home construction and reduced consumer demand resulting from adverse weather conditions or other events outside our control;
◦	increased cost and reduced consumer demand resulting from power, water and other natural resource shortages or price increases;
◦	because of the seasonal nature of our business, our quarterly operating results fluctuate;
◦	we may be unable to obtain suitable bonding for the development of our housing projects;
◦	inflation could adversely affect our business and financial results;
◦	a major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage;
◦	negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline; and
◦	failure to comply with privacy laws or information systems interruption or breach in security that releases personal identifying information or other confidential information.

•	Risks related to laws and regulations, including among other things:
◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;
◦

changes in tax laws can increase the after-tax cost of owning a home, and further tax law changes or government fees could adversely affect demand for the homes we build, increase our costs, or negatively affect our operating results;

◦	we may not be able to generate sufficient taxable income to fully realize our net deferred tax asset;
◦

new and existing laws and regulations, including environmental laws and regulations, or other governmental actions may increase our expenses, limit the number of homes that we can build or delay the completion of our projects or otherwise negatively impact our operations;

◦	changes in global or regional climate conditions and legislation relating to energy and climate change could increase our costs to construct homes;

•	Risks related to financing and indebtedness, including among other things:
◦	difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects;
◦	our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future;
◦	the significant amount and illiquid nature of our joint venture partnerships, in which we have less than a controlling interest;
◦	our current financing arrangements contain and our future financing arrangements will likely contain restrictive covenants related to our operations;
◦	a breach of the covenants under the Indenture or any of the other agreements governing our indebtedness could result in an event of default under the Indenture or other such agreements;
◦	potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us;
◦	interest expense on debt we incur may limit our cash available to fund our growth strategies;
◦	we may be unable to repurchase the Notes upon a change of control as required by the Indenture;

•	Risks related to our organization and structure, including among other things:
◦	our dependence on our key personnel;
◦	the potential costly impact termination of employment agreements with members of our management that may prevent a change in control of the Company;
◦	our charter and bylaws could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock;

•	Risks related to ownership of our common stock, including among other things:
◦	that we are eligible to take advantage of reduced disclosure and governance requirements because of our status as a smaller reporting company;
◦	the price of our common stock is subject to volatility and our trading volume is relatively low;
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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, such as COVID-19. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this quarterly report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to revise or publicly release any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including Adjusted EBITDA, Adjusted EBITDA margin percentage, ratio of Adjusted EBITDA to total interest incurred, net debt, ratio of net debt-to-capital, adjusted net loss, adjusted net loss per diluted share, general and administrative costs excluding severance charges, general and administrative costs excluding severance charges as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding severance charges, selling, marketing and general and administrative costs excluding severance charges as a percentage of home sales revenue, adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales) and adjusted homebuilding gross margin percentage.  For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales) and adjusted homebuilding gross margin percentage to the comparable GAAP measures please see "-- Results of Operations - Homebuilding Gross Margin."  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios." For a reconciliation of adjusted net loss and adjusted net loss per diluted share to the comparable GAAP measure, please see "-- Overview."  For a reconciliation of general and administrative costs excluding severance charges, general and administrative expenses excluding severance charges as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding severance charges and selling, marketing and general and administrative expenses excluding severance charges as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses."

Selected Financial Information

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Revenues:
Home sales	$95,659	$99,186
Land sales	147	—
Fee building, including management fees	36,227	19,662
	132,033	118,848
Cost of Sales:
Home sales	84,722	86,569
Land sales	147	—
Fee building	35,497	19,268
	120,366	105,837
Gross Margin:
Home sales	10,937	12,617
Land sales	—	—
Fee building	730	394
	11,667	13,011

Home sales gross margin	11.4%	12.7%
Land sales gross margin	—%	N/A
Fee building gross margin	2.0%	2.0%

Selling and marketing expenses	(7,466)	(8,679)
General and administrative expenses	(6,023)	(7,391)
Equity in net income (loss) of unconsolidated joint ventures	(1,937)	184
Interest expense	(718)	—
Project abandonment costs	(14,036)	(5)
Gain (loss) on early extinguishment of debt	(123)	417
Other income (expense), net	223	(188)
Pretax loss	(18,413)	(2,651)
Benefit for income taxes	9,937	664
Net loss	(8,476)	(1,987)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to The New Home Company Inc.	$(8,476)	$(1,987)

Interest incurred	$6,380	$7,761
Adjusted EBITDA(1)	$6,981	$6,875
Adjusted EBITDA margin percentage(1)	5.3%	5.8%

	LTM(2) Ended March 31,
	2020	2019
Interest incurred	$27,438	$29,422
Adjusted EBITDA(1)	$41,536	$42,011
Adjusted EBITDA margin percentage (1)	6.1%	6.3%
Ratio of Adjusted EBITDA to total interest incurred (1)	1.5x	1.4x

(1)

Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position, inventory impairments and other non-recurring items. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net loss, calculated and presented in accordance with GAAP, to Adjusted EBITDA.

			LTM(2) Ended
	Three Months Ended March 31,		March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Net loss	$(8,476)	$(1,987)	$(14,490)	$(15,566)
Add:
Interest amortized to cost of sales (excluding amounts included in impairment charges) and interest expensed (3)	6,864	4,852	29,246	20,766
Benefit for income taxes	(9,937)	(664)	(13,088)	(5,879)
Depreciation and amortization	1,845	2,656	8,146	8,265
Amortization of stock-based compensation	589	566	2,283	2,814
Cash distributions of income from unconsolidated joint ventures	—	260	114	260
Severance charges	—	1,788	—	1,788
Noncash inventory impairments and abandonments	14,036	5	24,325	10,176
Less:
(Gain) loss on early extinguishment of debt	123	(417)	(624)	(417)
Equity in net (income) loss of unconsolidated joint ventures	1,937	(184)	5,624	19,804
Adjusted EBITDA	$6,981	$6,875	$41,536	$42,011
Total Revenue	$132,033	$118,848	$682,534	$663,183
Adjusted EBITDA margin percentage	5.3%	5.8%	6.1%	6.3%
Interest incurred	$6,380	$7,761	$27,438	$29,422
Ratio of Adjusted LTM(2) EBITDA to total interest incurred			1.5x	1.4x

(2)	"LTM" indicates amounts for the trailing 12 months.
(3)	Due to an inadvertent oversight in prior periods, interest amortized to certain inventory impairment charges and to equity in net income (loss) of unconsolidated joint ventures was duplicated in the Adjusted EBITDA calculation. The prior periods have been restated to correct this duplication.

Overview

The 2020 first quarter was an unprecedented time for our nation and industry. While the Company is finding ways to continue its operations in the midst of the COVID-19 pandemic, our first order of business remains the health and safety of our employees, trade partners and home buyers. The Company has been vigilant in its response to the virus' outbreak and has implemented policies and practices that adhere to the guidelines issued by the Centers for Disease Control and Prevention ("CDC") and government and public health agencies to combat its spread. Although the road ahead is uncertain, we remain confident in the resiliency of our industry and the talented people of our organization to adjust to this new reality.

While the Company experienced a successful start to the year, demand trends softened in March as we began to experience the negative impact stemming from the COVID-19 pandemic. Year-over-year orders for January and February increased 32% and 82%, respectively, before declining 28% for the month of March. However, net new orders were up 18% overall for the first quarter, as lower interest rates continued to spur buyer demand, and our average selling communities increased 5%. We opened three new communities during the 2020 first quarter, one of which was within our entry level category and offered base pricing under $400,000, and the other two communities within our second move-up category. Demand during the 2020 first quarter was strongest at our more affordable, entry level communities where the monthly absorption rate increased to 2.7 for the quarter compared to the Company average of 2.0. The shift to more affordable product with quicker build cycles and shorter backlog periods drove our backlog conversion rate to 72% for the 2020 first quarter as compared to 52% in the prior year period which contributed to an 8% increase in new homes delivered. However, home sales revenue decreased 4% due to an 11% decrease in average selling price, which is a result of the Company’s strategic shift to more affordable product.

Total revenues for the 2020 first quarter were $132.0 million as compared to $118.8 million in the prior year period. The Company reported a net loss of $8.5 million, or ($0.42) per diluted share for the 2020 first quarter, compared to a net loss of $2.0 million, or ($0.10) per diluted share in the prior year period. The higher year-over-year net loss was primarily attributable to a $14.0 million pretax project abandonment charge and a $2.3 million impairment charge related to the anticipated sale of our membership interest in a land development joint venture in Southern California that is expected to be finalized and closed in the 2020 second quarter. These costs were partially offset by a 210 basis point improvement in selling, general and administrative expenses as a percentage of home sales revenue and a $9.3 million increase in income tax benefit. Adjusted net loss for the 2020 first quarter was $1.1 million* or ($0.05)* per diluted share, compared to an adjusted net loss of $0.8 million*, or ($0.04)* per diluted share for the 2019 first quarter.

The Company generated $17.3 million in operating cash flows during the 2020 first quarter and ended the quarter with $87.9 million in cash and cash equivalents, no borrowings outstanding under its revolving credit facility, and $300.5 million in senior notes which mature on April 1, 2022.  At March 31, 2020, the Company had a debt-to-capital ratio of 57.5% and a net debt-to-capital ratio of 48.8%*.  During the 2020 first quarter, the Company repurchased and retired $4.8 million of its 7.25% Senior Notes due 2022 and recognized a $0.1 million loss on the early extinguishment of debt. Also during the 2020 first quarter, the Company repurchased and retired 1,233,883 shares of common stock under a previously announced stock repurchase program for $2.2 million, or $1.80 per share, through open market purchases, a privately negotiated transaction and a 10b5-1 plan.  Subsequent to March 31, 2020, the Company repurchased an additional 777,300 shares for $1.4 million pursuant to a 10b5-1 plan, which in the aggregate since the beginning of the year through May 7, 2020 represented a total repurchase of 2,011,183 shares for $3.6 million, or $1.78 per share, and 10% of its beginning share count.  The Company's stock repurchase program had a remaining purchase authorization of $1.8 million as of May 7, 2020, subject to debt covenant restrictions under its revolving credit facility.

In response to the economic impact resulting from the COVID-19 pandemic, the Company has taken steps to preserve capital by implementing additional cost cutting measures, curtailing the acquisition and development of land and renegotiation lot takedown arrangements. The Company has also made strategic decision to walk away from some projects altogether, which will unburden us from substantial additional capital outlays in the future and will provide us with tax refunds with the opening up of NOL carrybacks with the passage of the CARES Act. We believe these actions are in the Company’s best interest in light of current market conditions and recent tax law changes.

*Net debt-to-capital ratio, adjusted net loss, and adjusted net income per diluted share are non-GAAP measures. For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of adjusted net loss and adjusted net loss per diluted share to the appropriate GAAP measures, please see below.

Non-GAAP Footnote (continued)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share amounts)

Net loss attributable to The New Home Company Inc.	$(8,476)	$(1,987)
Abandoned project costs, joint venture impairment and severance charges, net of tax	9,505	1,157
Noncash deferred tax asset remeasurement	(2,114)	—
Adjusted net loss attributable to The New Home Company Inc.	$(1,085)	$(830)

Loss per share attributable to The New Home Company Inc.:
Basic	$(0.42)	$(0.10)
Diluted	$(0.42)	$(0.10)

Adjusted loss per share attributable to The New Home Company Inc.:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic	19,951,825	19,986,394
Diluted	19,951,825	19,986,394

Abandoned projects costs related to Arizona luxury condominium community	$14,000	$—
Joint venture impairment related to joint venture exit	2,287	—
Severance charges	—	1,788
Less: Related tax benefit	(6,782)	(631)
Abandoned project costs, joint venture impairment and severance charges, net of tax	$9,505	$1,157

Results of Operations

Net New Home Orders

	Three Months Ended
	March 31,		Increase/(Decrease)
	2020	2019	Amount	%

Net new home orders:
Southern California	62	58	4	7%
Northern California	68	45	23	51%
Arizona	2	9	(7)	(78)%
Total net new home orders	132	112	20	18%

Monthly sales absorption rate per community: (1)
Southern California	1.9	1.6	0.3	19%
Northern California	2.3	2.0	0.3	15%
Arizona	0.4	1.5	(1.1)	(73)%
Total monthly sales absorption rate per community (1)	2.0	1.7	0.3	18%

Cancellation rate	16%	12%	4%	NA

Selling communities at end of period:
Southern California	11	12	(1)	(8)%
Northern California	10	8	2	25%
Arizona	1	2	(1)	(50)%
Total selling communities	22	22	—	—%

Average selling communities:
Southern California	11	12	(1)	(8)%
Northern California	10	7	3	43%
Arizona	2	2	—	—%
Total average selling communities	22	21	1	5%

(1)	Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2020 first quarter increased 18% primarily as the result of an 18% increase in the monthly sales absorption rate compared to the 2019first quarter. The increase in net orders and the monthly absorption rate was largely due to stronger buyer demand driven by lower interest rates. However, the 2020 first quarter monthly absorption pace slightly decreased 9% sequentially over the 2019 fourth quarter due to a slower absorption pace in March 2020 as a result of slower sales activity from less sales traffic caused by the stay-at-home measures implemented related to COVID-19. Our ending community count for the 2020 first quarter was 22, flat with the prior year, due to community closeouts late in the 2020 first quarter.

Demand was strongest during the 2020 first quarter for our more-affordable, entry-level product, which averaged a monthly sales pace of 2.7 per community compared to a total of 2.0 per community for the company wide average. The 2020 monthly sales pace for our entry-level product was led by an existing Northern California masterplan community in Vacaville and a popular community of paired homes in Rancho Mission Viejo in Southern California. The 2020 first quarter also benefited from strong order volume from a newly opened single family detached community in Rancho Mission Viejo, which sold out its first phase during its opening weeks. However, these increases were partially offset by a slower monthly sales pace in Arizona primarily due to the closeout of our Belmont community in Gilbert during the 2020 first quarter.

Partially offsetting the year-over-year increase in net new home orders was an increase in the Company's cancellation rate to 16% for the 2020 first quarter, as compared to 12% for the same period in 2019. Over half of the cancellations during the 2020 first quarter occurred during the month of March, primarily as a result of the economic impact COVID-19 had on our buyers.

Backlog

	As of March 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	66	$53,934	$817	87	$109,284	$1,256	(24)%	(51)%	(35)%
Northern California	105	71,082	677	85	72,290	850	24%	(2)%	(20)%
Arizona	3	5,141	1,714	32	30,991	968	(91)%	(83)%	77%
Total	174	$130,157	$748	204	$212,565	$1,042	(15)%	(39)%	(28)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of  March 31, 2020 was down 15% compared to the prior year period primarily due to a lower number of beginning backlog units and a higher quarterly backlog conversion rate for the 2020 first quarter.  The increase in the conversion rate to 72% for the 2020 first quarter as compared to 52% in the prior year period resulted primarily from the Company's shift to more affordably priced product, which generally has quicker build cycles and shorter backlog periods. The number of spec deliveries for the 2020 first quarter remained flat at 33% compared to the 2019 first quarter. Backlog dollar value decreased 39% due to the fewer homes in backlog at the end of the 2020 first quarter, as well as the 28% decrease in average selling price as the prior year backlog included homes from higher priced communities that have since closed out and as the Company continues its transition to more-affordable product.

Notwithstanding the overall decrease in backlog units at March 31, 2020, Northern California had a 24% increase in the number of homes in backlog, which is attributed to a 51% increase in net new home orders during the 2020 first quarter from the growth in Northern California average selling communities. The increase in Northern California backlog units was offset by a small decrease in backlog dollar value as the division's community growth has been concentrated within the more affordable Sacramento region. The 24% decline in Southern California ending backlog units at March 31, 2020 was primarily the result of a higher backlog conversion rate and a lower beginning backlog for the 2020 first quarter. The shift in Southern California to more affordable product with quick build cycles drove the year-over-year increase in backlog conversion rate and the decrease in average selling price of backlog. Average selling price of homes in backlog at March 31, 2020 decreased the most in Southern California, as orders increased from communities located in the more affordable Inland Empire as compared to the prior year where backlog units were concentrated in higher-priced communities in Orange County and Los Angeles. The year-over-year decrease in backlog units and dollar value was greatest in Arizona, primarily due to the close-out of our Gilbert, Arizona community which had little inventory available in the later part of 2019. The increase in Arizona average selling price of backlog was up due to the mix of homes in backlog at March 31, 2020.

Due to the uncertainty surrounding the COVID-19 pandemic, we could experience higher cancellation rates compared to prior periods related to homes within our backlog as of March 31, 2020.

Lots Owned and Controlled

	As of March 31,		Increase/(Decrease)
	2020	2019	Amount	%
Lots Owned:
Southern California	437	626	(189)	(30)%
Northern California	588	726	(138)	(19)%
Arizona	385	301	84	28%
Total	1,410	1,653	(243)	(15)%
Lots Controlled:(1)
Southern California	426	174	252	145%
Northern California	348	439	(91)	(21)%
Arizona	279	477	(198)	(42)%
Total	1,053	1,090	(37)	(3)%
Total Lots Owned and Controlled - Wholly Owned	2,463	2,743	(280)	(10)%
Fee Building Lots(2)	1,070	1,266	(196)	(15)%

(1)

Includes lots that we control under purchase and sale agreements or option agreements that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled decreased 15% year-over-year to 2,463 lots, of which 43% were controlled through option contracts compared to 40% optioned in the prior year period. The decrease in wholly owned lots owned and controlled was primarily due to an increase in deliveries during the last twelve months ended March 31, 2020 compared to the same period ending March 31, 2019. These decreases were partially offset by executed contracts for new developments in Southern California's Inland Empire and across Northern California during the last twelve months ended March 31, 2020.

The decrease in fee building lots at March 31, 2020 as compared to the prior year period was primarily attributable to the delivery of 234 homes to customers during the last twelve months ended March 31, 2020, partially offset by a new contract for 38 lots located in Irvine, California in the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended March 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	68	$63,017	$927	61	$64,593	$1,059	11%	(2)%	(12)%
Northern California	29	20,264	699	28	18,739	669	4%	8%	4%
Arizona	10	12,378	1,238	10	15,854	1,585	—%	(22)%	(22)%
Total	107	$95,659	$894	99	$99,186	$1,002	8%	(4)%	(11)%

New home deliveries increased 8% for the 2020 first quarter compared to the prior year period. The slight increase in deliveries was the result of a higher backlog conversion rate for the 2020 first quarter compared to the 2019 first quarter, partially offset by a lower number of homes in backlog at the beginning of the period. Home sales revenue for the three months ended March 31, 2020 decreased 4% primarily due to the year-over-year decrease in average selling price, partially offset by the increase in deliveries. The decrease in average selling price per delivery for the period was consistent with the Company's strategic shift to more affordable product in Southern California and the mix of homes delivered in Arizona.

The decrease in home sales revenue was driven primarily by Arizona, where deliveries were flat for the 2020 and 2019 first quarters, but experienced a 22% decrease in the average selling price of homes delivered. The decrease in average selling price for Arizona was due to product mix, as majority of the homes delivered during the 2020 first quarter were from our Gilbert community where the average sales price was $1.0 million, as compared to the 2019 first quarter where deliveries were evenly split between this community and a luxury condominium community in Scottsdale, where the average selling price was $2.2 million in the prior year period. Notwithstanding the increase in homes delivered in Southern California, the average selling price decreased 12% primarily due to the 2020 first quarter deliveries from our more affordable Inland Empire projects. In Northern California, home sales revenue increased primarily as a result of a modest increase in the average selling price primarily driven by a year-over-year increase in deliveries from a higher-priced, Bay Area townhome community in the 2020 first quarter.

Homebuilding Gross Margin

Homebuilding gross margin for the 2020 first quarter was 11.4% compared to 12.7% for the prior period. The 130 basis point decrease was primarily due to higher interest costs, and to a lesser extent, higher incentives in Northern California and Arizona, which were partially offset by a product mix shift. Adjusted homebuilding gross margin, which excludes interest in cost of home sales, was 17.9% and 17.6% for the 2020 and 2019 first quarters, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP measure to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of interest in cost of sales, the 30 basis point improvement was a result of a product mix shift, partially offset by higher incentives.

	Three Months Ended March 31,
	2020	%	2019	%
	(Dollars in thousands)
Home sales revenue	$95,659	100.0%	$99,186	100.0%
Cost of home sales	84,722	88.6%	86,569	87.3%
Homebuilding gross margin	10,937	11.4%	12,617	12.7%
Add: Interest in cost of home sales	6,146	6.5%	4,852	4.9%
Adjusted homebuilding gross margin(1)	$17,083	17.9%	$17,469	17.6%

(1)

Adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of homes sales) is a non-GAAP financial measure. This measure isolates the impact that leverage has on homebuilding gross margin. We believe this information is meaningful as it allows investors to evaluate metrics of our ongoing homebuilding operations without the impact of interest costs and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Land Sales

During the three months ended March 31, 2020, the Company recognized $147,000 of deferred revenue for the remaining completed work on a land sale that initially occurred in the 2019 third quarter. There was no land sales revenue for the same period in 2019.

Fee Building

	Three Months Ended March 31,
	2020	%	2019	%
	(Dollars in thousands)
Fee building revenues	$36,227	100.0%	$19,662	100.0%
Cost of fee building	35,497	98.0%	19,268	98.0%
Fee building gross margin	$730	2.0%	$394	2.0%

In the 2020 first quarter, fee building revenues increased 84% from the prior year period, driven by an increase in construction activity at fee building communities in Irvine, California. Included in fee building revenues for the three months ended March 31, 2020 and 2019 were (i) $35.7 million and $18.4 million of billings to land owners, respectively, and (ii) $0.5 million and $1.3 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2020 and 2019, one customer comprised 98% and 91%, respectively, of fee building revenue.

The cost of fee building increased in the 2020 first quarter compared to the prior year period primarily due to the increase in fee building activity mentioned above, partially offset by lower allocated G&A expenses due to lower joint venture management fees. The amount of G&A expenses included in the cost of fee building was $1.0 million and $1.5 million for the 2020 and 2019 first quarters, respectively. Fee building gross margin increased to $0.7 million for the three months ended March 31, 2020 from $0.4 million in the prior year period primarily due to higher fee billings and lower allocated G&A expenses, partially offset by reduced management fees.

Selling, General and Administrative Expenses

	Three Months Ended		As a Percentage of
	March 31,		Home Sales Revenue
	2020	2019	2020	2019
	(Dollars in thousands)
Selling and marketing expenses	$7,466	$8,679	7.8%	8.8%
General and administrative expenses ("G&A")	6,023	7,391	6.3%	7.4%
Total selling, marketing and G&A ("SG&A")	$13,489	$16,070	14.1%	16.2%

G&A	$6,023	$7,391	6.3%	7.4%
Less: Severance charges	—	(1,788)	—%	(1.8)%
G&A, excluding severance charges	$6,023	$5,603	6.3%	5.6%

Selling and marketing expenses	$7,466	$8,679	7.8%	8.8%
G&A, excluding severance charges	6,023	5,603	6.3%	5.6%
SG&A, excluding severance charges	$13,489	$14,282	14.1%	14.4%

During the 2020 first quarter, our SG&A rate as a percentage of home sales revenue was 14.1% compared to 16.2% in the prior year period. The 210 basis point improvement was primarily due to $1.8 million in pretax severance charges taken in the 2019 first quarter related to right-sizing our operations by reducing headcount, including the departure of one of our executive officers. Excluding these charges in the prior year quarter, the Company's SG&A rate for the 2020 first quarter was 14.1% as compared to 14.4% in the prior year period. The 30 basis point improvement was primarily due to lower amortization of capitalized selling and marketing costs, which was partially offset by a reduction in G&A expenses allocated to fee building cost of sales during the 2020 first quarter.

SG&A excluding severance charges as a percentage of home sales revenue is a non-GAAP measure. See the table above reconciling this non-GAAP financial measure to SG&A as a percentage of home sales revenue, the nearest GAAP equivalent. We believe removing the impact of these charges from our SG&A rate is relevant to provide investors with a better comparison to rates that do not include these charges.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of March 31, 2020 and 2019, we had ownership interests in 10 unconsolidated joint ventures, five of which have active homebuilding or land development operations. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.

The Company's joint venture activity for the 2020 first quarter resulted in a $1.9 million pretax loss as compared to $0.2 million of pretax income for the 2019 period. The Company's joint venture loss in 2020 was primarily the result of an other-than-temporary noncash impairment charge of $2.3 million. The impairment charge related to an agreement in principle for the Company to sell its interest in the Bedford land development joint venture for cash to its partner for less than its carrying value.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended
	March 31,		Increase/(Decrease)
	2020	2019	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Operational Data
Net new home orders	12	36	(24)	(67)%
New homes delivered	20	37	(17)	(46)%
Average sales price of homes delivered	$977	$1,030	$(53)	(5)%

Home sales revenue	$19,548	$38,127	$(18,579)	(49)%
Land sales revenue(1)	12,099	4,160	7,939	191%
Total revenues	$31,647	$42,287	$(10,640)	(25)%
Net income	$1,362	$513	$849	165%

Selling communities at end of period	3	6	(3)	(50)%
Backlog (dollar value)	$35,075	$70,949	$(35,874)	(51)%
Backlog (homes)	41	75	(34)	(45)%
Average sales price of backlog	$855	$946	$(91)	(10)%

Homebuilding lots owned and controlled	54	174	(120)	(69)%
Land development lots owned and controlled	1,772	1,995	(223)	(11)%
Total lots owned and controlled	1,826	2,169	(343)	(16)%

(1)	Land sales revenue for the three months ended March 31, 2020 includes $7.0 million of revenues related to the sale of a mixed use building sold by a homebuilding joint venture.

Interest Expense

For the 2020 first quarter, we expensed $0.7 million of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835, Interest.  To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

Project Abandonment Costs

During the 2020 first quarter, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona due to lower demand levels experienced at this community, substantial investment required to build out the remainder of the project, uncertainty associated with the economic impacts of COVID-19, and the opportunity to recognize a tax benefit from the resulting net operating loss carrybacks. As a result of this strategic decision to forgo developing the balance of the property, we recorded a project abandonment charge of $14.0 million related to the capitalized costs, including interest, associated with the portion of the project that was abandoned.

Gain (Loss) on Early Extinguishment of Debt

During the three months ended March 31, 2020, the Company repurchased and retired approximately $4.8 million of its 7.25% Senior Notes due 2022 for a cash payment of approximately $4.8 million at an average price of 101.63% of face value. The Company recognized a loss on early extinguishment of debt of $0.1 million and wrote off approximately $46,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired. During the three months ended March 31, 2019, the Company repurchased and retired approximately $5.0 million of its 7.25% Senior Notes due 2022 for a cash payment of approximately $4.5 million at an average price of 90.25% of face value. The Company recognized a total gain on early extinguishment of debt of $0.4 million and wrote off approximately $70,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired.

Provision/Benefit for Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $9.9 million and $0.7 million, respectively.  The Company's effective tax rate for the three months ended March 31, 2020, differs from the federal statutory rate due to discrete items, state income tax rates and tax credits for energy efficient homes.  The 2020 first quarter discrete items totaled an $8.1 million benefit, $5.8 million of which related to the $14.0 million project abandonment noncash charge recorded during the quarter and a $2.1 million benefit related to the revaluation of our deferred tax asset stemming from the enactment of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") signed into law on March 27, 2020.  The CARES Act allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  The Company recognized a $2.1 million discrete benefit related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.  The Company's effective tax rate for the three months ended March 31, 2019 differs from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The provision for discrete items totaled $0.3 million for the three months ended March 31, 2019 and was primarily related to stock compensation and state income tax rate changes.

The CARES Act includes various income and payroll tax provisions that we are in the process of analyzing to determine the financial impact on our condensed consolidated financial statements.  Aside from the carry back provision discussed above, the Company does not believe any other aspects of the CARES Act were material to the Company's benefit for income taxes during the 2020 first quarter.

Trends and Uncertainties

On March 11, the World Health Organization characterized the outbreak of COVID-19 a global pandemic.  There is uncertainty regarding the impact and the duration of disruption that the COVID-19 outbreak and related containment and economic relief efforts will have on the economy, capital markets, consumer confidence, buyer demand for homes and availability of mortgage lending.  The magnitude to which these factors will impact our business and results of operations is highly uncertain and cannot be predicted.

While the 2020 first quarter started out strong with year-over-year increases in net new orders for January and February, the market began to soften during the latter part of March stemming from the impact of the COVID-19 pandemic.  As a result of current challenging economic conditions that began to impact our business in mid-March, our reported results for the three months ended March 31, 2020 are not reflective of current market conditions.  The decline in homebuyer demand continued into April as stay-at-home and shelter-in-place mandates remain in place and general economic uncertainty has negatively impacted consumer confidence.  The Company has also experienced an increase in order cancellations in late March and April compared to historical cancellation rates.  It is unclear how long these adverse conditions will persist or how they will impact our future results.  Our results of operations may be affected by changes in economic conditions that negatively impact the housing and financial services markets.

The health and safety of our employees remains our primary focus during this pandemic.  We have implemented the following actions in response to the pandemic: several health and safety protocols to protect our employees, trade partners and customers as required by state and local government agencies and taking into consideration the CDC and other public health authorities’ guidelines.  Residential construction has been designated as an essential business as part of critical infrastructure in most jurisdictions in which we operate, and we are continuing our homebuilding operations at our jobsites with appropriate safety measures in place.  Our model home sales offices are closed to the public and our sales operations have shifted to an appointment-only home sales process with a focus on virtual sales tools to connect with our customers online.  Our customer care warranty activities are limited to emergency-only work orders to limit public contact.  Finally, our corporate and divisional office employees have moved to a work-from-home model subject to limited exceptions to maintain minimum basic operations.

While all of the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they do impact our ability to operate our business in its ordinary and traditional course. These actions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace and delayed home construction and deliveries in the latter part of March and through the date of this report.  The potential magnitude or duration of the business, operational and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

In response to the current economic uncertainty, the Company has taken steps to preserve capital by implementing additional cost cutting measures, curtailing the acquisition and development of land, renegotiating lot takedown arrangements and limiting the number of speculative homes under construction.  Additionally, the decision was made to walk away from further development at a wholly owned community in Scottsdale, Arizona resulting in a $14.0 million project abandonment charge during the 2020 first quarter and to agree in principle to exit a land development joint venture in Southern California which resulted in a $2.3 million other-than-temporary impairment charge in the quarter.  By not continuing with these projects, the Company will avoid significant capital outlays and help preserve capital for the future, as well as receive a cash payment of approximately $5.1 million in the case of our joint venture exit.

Further discussion of the potential impacts on our business, results of operations, financial condition and cash flows from the COVID-19 pandemic is provided below under Part II, Item 1A “Risk Factors.”

We will continue to closely monitor any updates from the CDC and guidance from federal and local and government and public health agencies and adjust our operations accordingly.   While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the U.S. could materially impact our results of operations in fiscal 2020 and potentially beyond.

Liquidity and Capital Resources

Overview

Our principal sources of capital for the three months ended March 31, 2020 were cash generated from home sales activities, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the three months ended March 31, 2020 were land purchases, land development, home construction, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and bonds, and payment of operating expenses, interest and routine liabilities.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are generally active in acquiring and developing lots to maintain or grow our lot supply and community count. We expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations. We are currently focused on reducing our debt levels and leverage and are reducing spend in response to the economic uncertainty produced by the COVID-19 pandemic and therefore expect to spend less on land purchases than we have over the last few years.

During the three months ended March 31, 2020, we generated cash flows from operating activities of $17.3 million.  We ended the first quarter of 2020 with $87.9 million of cash and cash equivalents, an $8.5 million increase from December 31, 2019. Generally, we intend to continue reducing our debt levels within our target net leverage ranges in the near term, and then to deploy a portion of cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.  However, the uncertainty of the COVID-19 pandemic may impact our ability to generate cash flows from operations which may limit our debt reduction and land acquisition efforts in the near to mid-term.

As of March 31, 2020 and December 31, 2019, we had $10.6 million and $9.6 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable and due from affiliates as of the same dates included $11.6 million and $10.4 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to operate our business. As of March 31, 2020, we had outstanding borrowings of $303.3 million in aggregate principal related to our Notes and no borrowings outstanding under our credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, seller land banking arrangements, or common and preferred equity.

While the COVID-19 pandemic and related mitigation efforts have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic.

Senior Notes Due 2022

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The maturity date of the Notes is April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law. During the three months ended March 31, 2020, the Company repurchased approximately $4.8 million of the Notes at 101.63% of face value reducing the outstanding aggregate principal amount to $303.3 million.

The Company is entitled at its option to redeem all or a portion of the Notes at any time on and after October 1, 2019, upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date (subject to the right of holders of record of the Notes on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12 or 6 month period, as applicable, commencing on each of the dates set forth below:

Period	Redemption Price
October 1, 2019	103.625%
October 1, 2020	101.813%
April 1, 2020	100.000%

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

	March 31, 2020
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.6	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.36	< 2.25 : 1.0

As of March 31, 2020, we were able to satisfy the leverage condition.

Senior Unsecured Revolving Credit Facility

The Company has a senior unsecured revolving credit facility ("Credit Facility") with a bank group.  On August 7, 2019, the Company entered into a Modification Agreement (the “Modification”) to its Amended and Restated Credit Agreement.  The Modification, among other things, (i) extended the maturity date of the revolving credit facility to March 1, 2021, (ii) decreased (A) the total commitments under the facility to $130 million from $200 million and (B) the accordion feature to $200 million from $300 million, subject to certain financial conditions, including the availability of bank commitments, (iii) provides for certain adjustments to the borrowing base calculation commencing January 1, 2020; and (iv) revises the covenant limiting restricted payments to provide for basket limitations and net leverage ratio thresholds on the Company’s stock repurchases, dividend payments, and repurchases of its Notes, subject to specified exceptions.

As of March 31, 2020, we had no outstanding borrowings under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 2.25% to 3.00% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter. As of March 31, 2020, the interest rate under the Credit Facility was 3.99%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table.

	March 31, 2020
		Covenant
Financial Covenants	Actual	Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$87,863	$10,000 (1)
EBITDA to Interest Incurred(2)	1.54	> 1.75 : 1.0
Tangible Net Worth(3)	$222,224	$188,362
Net Leverage Ratio	50.0%	< 65%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2 below), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $27.5 million as of March 31, 2020. The Company was in compliance with this requirement with an unrestricted cash balance of $87.9 million at March 31, 2020.

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

The Credit Facility also contains a limit on secured indebtedness of $55 million, as well as certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, and limitations on fundamental changes. The Credit Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the Lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events.  As of March 31, 2020, we were in compliance with all covenants under our Credit Facility.

Letters of Credit and Surety Bonds

The following table summarizes our letters of credit and surety bonds as of the dates indicate:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Letters of credit(1)	$—	$—
Surety bonds(2)	46,289	47,593
Total outstanding letters of credit and surety bonds	$46,289	$47,593

(1)	As of March 31, 2020, there is a $17.5 million sublimit for letters of credit available under our Credit Facility.
(2)	The estimated remaining costs to complete as of March 31, 2020 and December 31, 2019 were $24.7 million and $29.1 million, respectively.

Stock Repurchase Program

On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements. During the three months ended March 31, 2020 and 2019, the Company repurchased and retired 1,233,883 and 153,916 shares of its common stock at an aggregate purchase price of $2.2 million and $1.0 million, respectively.  Purchases during the three months ended March 31, 2020 were made in open market transactions, a privately negotiated transaction, and pursuant to a 10b5-1 plan. As of March 31, 2020, the Company had repurchased and retired in aggregate 2,390,915 shares totaling $11.8 million and had remaining authorization to purchase $3.2 million of common shares.

Subsequent to March 31, 2020, the Company repurchased an additional 777,300 shares for $1.4 million pursuant to a 10b5-1 plan, which in the aggregate since the beginning of the year through May 7, 2020 represented a total repurchase of 2,011,183 shares for $3.6 million, or $1.78 per share, and 10% of its beginning share count.  As of May 7, 2020, the Repurchase Program had remaining purchase authorization of $1.8 million.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$300,479	$304,832
Equity, exclusive of non-controlling interest	222,224	232,647
Total capital	$522,703	$537,479
Ratio of debt-to-capital(1)	57.5%	56.7%

Total debt, net of unamortized discount, premium and debt issuance costs	$300,479	$304,832
Less: Cash, cash equivalents and restricted cash	88,287	79,431
Net debt	212,192	225,401
Equity, exclusive of non-controlling interest	222,224	232,647
Total capital	$434,416	$458,048
Ratio of net debt-to-capital(2)	48.8%	49.2%

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

Cash Flows — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the comparison of cash flows is as follows:

•

Net cash provided by operating activities was $17.3 million for the three months ended March 31, 2020 compared to net cash used in operating activities of $12.2 million for the three months ended March 31, 2019. The year-over-year change was primarily a result of a net increase in cash inflow related to the reduction in real estate inventories of $27.1 million for the 2020 period as compared to $9.7 million for the 2019 period. The change in real estate inventories cash flow was primarily driven by the year-over-year decrease in land acquisition and development spend and reduction in construction in progress spend during the 2020 period. Additionally, noncash project abandonment costs of $14.0 million and a $2.3 million noncash impairment to the Company's investment in an unconsolidated joint venture were recorded during the 2020 first quarter. The increase in cash inflow was partially offset by a $6.5 million increase in net loss.

•

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2020 compared to $1.2 million of net cash provided by investing activities for the three months ended March 31, 2019. For the three months ended March 31, 2020, net contributions and advances to unconsolidated joint ventures were $1.0 million compared to net distributions from unconsolidated joint ventures of $1.2 million for the three months ended March 31, 2019. The increase in net contributions for the 2020 first quarter was primarily due to a year-over-year reduction in joint venture distributions from our Avanti and Mountain Shadows joint ventures and an increase in joint venture contributions to one land development joint venture in Northern California.

•	Net cash used in financing activities was $7.4 million for the three months ended March 31, 2020 compared to $10.5 million of net cash provided by financing activities for the three months ended March 31, 2019. The year-over-year reduction of cash inflow is primarily related to net borrowings from the Company's credit facility of $16.5 million in the prior year period. Additionally, the outflow in 2020 reflects $4.8 million of cash paid to repurchase and retire our Notes and $2.2 million for the repurchase of the Company's common stock compared to $4.5 million of Note repurchases and $1.0 million of common stock repurchases in the prior year period.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of March 31, 2020, we had $13.6 million of nonrefundable and $0.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $86.0 million, net of deposits. These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets.

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

We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of March 31, 2020 and December 31, 2019, $21.9 million and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $4.4 million and $5.8 million as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. Of the 10 joint ventures, five have active homebuilding or land development activities ongoing and the balance are effectively inactive with only warranty activities. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of March 31, 2020. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of March 31, 2020:

			March 31, 2020
	Year		Contribution	Total Joint Venture			NWHM	Debt-to-Total	Loan-to-Value Maintenance	Estimated Future Capital	Lots Owned and
Joint Venture (Project Name)	Formed	Location	%(1)	Assets	Debt(2)	Equity	Equity(3)	Capitalization	Agreement	Commitment(4)	Controlled
			(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$2,110	$—	$333	$99	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	861	—	212	53	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,225	—	1,122	267	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	29,267	7,236	19,516	1,953	27%	Yes	—	36
TNHC Russell Ranch LLC (Russell Ranch)(5)(6)(7)	2013	Folsom, CA	35%	63,174	—	60,971	12,752	—%	N/A	4,835	631
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	329	—	328	155	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	5,057	—	3,602	360	—%	N/A	—	—
TNHC-HW Cannery LLC (Cannery)(6)	2013	Davis, CA	35%	3,048	—	3,024	1,059	—%	N/A	—	6
Arantine Hills Holdings LP (Bedford)(5)(6)(8)	2014	Corona, CA	5%	139,342	—	135,059	6,756	—%	N/A	2,163	1,135
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	37,906	14,674	19,672	4,949	43%	Yes	—	18
Total Unconsolidated Joint Ventures				$282,319	$21,910	$243,839	$28,403	8%		$6,998	1,826

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

(2)

Scheduled maturities of the unconsolidated joint venture debt as of March 31, 2020 are as follows: $14.7 million matures in 2020 and $7.2 million matures in 2021. The $14.7 million of Mountain Shadows debt was due December 14, 2019; however, pursuant to the loan agreement, advances made related to the construction of a presold home shall be due and payable 12 months after the initial advance of such loan with the option to extend an additional three months (provided no event of default has occurred).

(3)

Represents the Company's equity in unconsolidated joint ventures, as reflected in the financial records of the respective joint ventures. Equity does not include $0.8 million of an other-than-temporary impairment charge to the Company's investment, interest capitalized to certain investments in unconsolidated joint ventures and certain basis differences, which along with equity, are included in investment in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(4)

Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of March 31, 2020. Actual contributions may differ materially.

(5)

Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the condensed consolidated financial statements.

(6)	Land development joint venture.
(7)	The Company's share of capital contributions for certain improvements in the aggregate amount of approximately $26 million is 50%.
(8)	The Company has agreed in principle to sell our interest in this joint venture to our partner, and we are currently in the process of drafting definitive agreements associated with our exit from the joint venture and the sale of our interest. This transaction is expected to close around the end of the 2020 second quarter. We are expected to receive $5.1 million in cash for our anticipated sale of our partnership interest and expect to have an option to purchase at market 30% of the lots from this masterplan community.

As of March 31, 2020, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three months ended March 31, 2020.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as late winter and spring home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the opening and closeout of communities.  In addition, as a result of the ongoing uncertainties and evolution of COVID-19, our traditional seasonal pattern is expected to be significantly impacted during 2020 (which, depending on long-term impacts, may continue into 2021 and beyond).

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Standards

The portion of Note 1 to the accompanying notes to unaudited condensed consolidated financial statements under the heading "Recently Issued Accounting Standards" included in this quarterly report on Form 10-Q is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted as we qualify as a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

Item 4.	Controls and Procedures

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The following risk factor is added to the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risks Related to Our Business.”

Our business has been materially and adversely disrupted by the present COVID-19 outbreak and could be materially and adversely disrupted by another pandemic, epidemic or outbreak of infectious disease, or similar public health threat, or fear of such an event, in the United States or elsewhere, and the measures implemented to address such an event by government agencies and authorities.

A pandemic, epidemic or similar serious public health issue, such as the present outbreak of COVID-19, and the measures taken by international, federal, state and local governments, and other authorities to address it, could significantly disrupt our business in the ordinary course for an extended period.  Further, a significant outbreak of contagious diseases, such as COVID-19, could result in a widespread health crisis that could adversely affect the global economy and financial markets, resulting in an economic downturn.  As a result, consumer confidence may wane and demand for our homes may decline having a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and most states and municipalities have declared public health emergencies including the states in which we operate, California and Arizona. Along with these declarations, California and Arizona have enacted “stay-at-home” and "shelter-in-place" orders to contain and combat the outbreak and spread of COVID-19 that substantially restrict daily activities for individuals and many businesses to curtail or cease normal operations.

In response to the stay-at-home and shelter-in-place orders in California and Arizona, our model homes and design studios are no longer open to the public and are operating on an appointment-only basis, as permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer.  Associates at our corporate and divisional offices have moved to a work-from-home model for nearly all employees.  Construction activities at our job sites within most of the jurisdictions in which we operate are permitted to continue during the stay-at-home and shelter-in-place orders, however, careful protocols have been set in place to protect our employees and trade partners that may result in less efficient operations.  The restrictions the Company has taken to contain outbreak as well as a reduction in the availability, capacity and efficiency of municipal and private services necessary to operations may temper our sales pace and delay the delivery of our homes.

Our business can be negatively impacted as a result of a number of additional factors influenced by the COVID-19 pandemic, including as a result of an unwillingness of customers to visit model homes or employees to return to work due to fears about illness; disruptions to the supply chain for building materials; disruptions in the mortgage financing markets; illness of key executives; inefficiencies due to safety protocols and social distancing; and costs incurred to disinfect contaminated employee work spaces, model homes or construction work sites.

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will no longer be designated an essential business or that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; negatively impact mortgage availability or the federal government's mortgage loan-related programs; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build homes in a typical manner, or at all, generate revenues and cash flows, and/or access capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase our use of sales incentives and concessions which could adversely affect our margins; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in current and future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets.  For example, during the 2020 first quarter, the Company decided to terminate its option contract for a luxury condominium project in Scottsdale, Arizona in large part due to significant economic uncertainty related to COVID-19 and recorded an abandonment charge of $14.0 million related to the capitalized costs that have accumulated to the portion of the project that is being abandoned. The long-term economic impact and near-term financial impacts may cause us to incur other abandonment or impairment charges in the future, but the impact of COVID-19 cannot be reliably quantified or estimated at this time.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we have in the first few weeks of our second quarter, and such impacts could be material to our condensed consolidated financial statements in the second quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility and Notes.  Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

The following Risk Factor under the heading “Risks Related to Our Business” below amends and restates the Risk Factor set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Failure to comply with privacy laws or an information systems interruption or breach in security that releases personal identifying information or other confidential information could adversely affect us.”

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

With the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, we have taken steps to allow our workforce to perform critical business functions remotely. Many of these measures are being deployed for the first time and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently.  As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any compromise or perceived compromise of our security could damage our reputation and our relationship with our customers, could reduce demand for our services and could subject us to significant liability as well as regulatory action.

In addition to the risks described above, the COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section of our Annual Report on Form 10-K, including, but not limited to, risks related to deterioration in homebuilding and general economic conditions, our geographic concentration, competition, availability of mortgage financing, inventory risks and impairments, supply and/or labor shortages, access to capital markets (including the debt and secondary mortgage markets), impact on joint ventures, compliance with the terms of our indebtedness (including the Credit Facility and the indentures governing our senior notes), potential downgrades of credit ratings, and our leverage.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

				Approximate
				dollar value of
			Total number of	shares that may
			shares purchased	yet be purchased
	Total number		as part of publicly	under the plans or
	of shares	Average price	announced plans	programs
	purchased	paid per share	or programs(1)	(in thousands)(1)
January 1, 2020 to January 31, 2020	—	—	—	$5,419
February 1, 2020 to February 29, 2020	43,183	$5.17	43,183	$5,196
March 1, 2020 to March 31, 2020	1,190,700	$1.68	1,190,700	$3,196
	1,233,883	$1.80	1,233,883

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

(2)	Starting March 20, 2020, our repurchases made were done pursuant to a 10b5-1 plan entered into by the Company which covers the period March 20,2020 through May 11, 2020.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Item 1.01	Entry into a Material Definitive Agreement.

On May 6, 2020, The New Home Company Inc. (the “Company”), IHP Capital Partners VI, LLC (“IHP”), H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (the “Founders”) (in their individual capacities and as successors in interest to TNHC Partners LLC), entered into Amendment No. 2 (the “Amendment”) to that certain Investor Rights Agreement, dated as of February 5, 2014, as amended by Amendment No. 1 to the Investor Rights Agreement, dated May 22, 2018 (as amended, the “Investor Rights Agreement”).

The parties to the Investor Rights Agreement entered into the Amendment to document the termination of the Investor Rights Agreement effective May 6, 2020 as to Thomas Redwitz. As a result, among other things, as of May 6, 2020, Thomas Redwitz is no longer bound by the voting obligations set forth in the Investor Rights Agreement.

Our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2020 contains additional information regarding our relationships with IHP and the Founders. The Amendment is filed as Exhibit 4.4 hereto and incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of The New Home Company Inc. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

3.2	State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 1, 2016)

3.3	Amended and Restated Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on November 1, 2019)

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

4.4*	Amendment No. 2 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*

The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: May 8, 2020