Form 10-Q
period 2020-06-30
New Home Co Inc.
filed 2020-07-30
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NWHM	New York Stock Exchange
Series A Junior Participating Preferred Share Repurchase Rights	--	New York Stock Exchange

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

Registrant’s shares of common stock outstanding as of July 29, 2020: 18,231,954

THE NEW HOME COMPANY INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and cash equivalents	$85,588	$79,314
Restricted cash	144	117
Contracts and accounts receivable	7,112	15,982
Due from affiliates	140	238
Real estate inventories	370,949	433,938
Investment in and advances to unconsolidated joint ventures	12,931	30,217
Deferred tax asset, net	15,866	17,503
Other assets	48,864	25,880
Total assets	$541,594	$603,189

Liabilities and equity
Accounts payable	$16,112	$25,044
Accrued expenses and other liabilities	33,280	40,554
Senior notes, net	295,124	304,832
Total liabilities	344,516	370,430
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,231,954 and 20,096,969, shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	182	201
Additional paid-in capital	190,969	193,862
Retained earnings	5,815	38,584
Total stockholders' equity	196,966	232,647
Non-controlling interest in subsidiary	112	112
Total equity	197,078	232,759
Total liabilities and equity	$541,594	$603,189

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Home sales	$77,757	$140,464	$173,416	$239,650
Land sales	10	—	157	—
Fee building, including management fees	21,193	22,285	57,420	41,947
	98,960	162,749	230,993	281,597
Cost of Sales:
Home sales	66,216	123,525	150,938	210,094
Home sales impairments	19,000	—	19,000	—
Land sales	10	—	157	—
Fee building	20,985	21,770	56,482	41,038
	106,211	145,295	226,577	251,132
Gross Margin:
Home sales	(7,459)	16,939	3,478	29,556
Land sales	—	—	—	—
Fee building	208	515	938	909
	(7,251)	17,454	4,416	30,465

Selling and marketing expenses	(6,386)	(9,683)	(13,852)	(18,362)
General and administrative expenses	(6,892)	(5,841)	(12,915)	(13,232)
Equity in net income (loss) of unconsolidated joint ventures	(19,962)	185	(21,899)	369
Interest expense	(1,271)	—	(1,989)	—
Project abandonment costs	(94)	(14)	(14,130)	(19)
Gain on early extinguishment of debt	702	552	579	969
Other income (expense), net	(68)	(88)	155	(276)
Pretax income (loss)	(41,222)	2,565	(59,635)	(86)
(Provision) benefit for income taxes	16,929	(974)	26,866	(310)
Net income (loss)	(24,293)	1,591	(32,769)	(396)
Net income attributable to non-controlling interest	—	(19)	—	(19)
Net income (loss) attributable to The New Home Company Inc.	$(24,293)	$1,572	$(32,769)	$(415)

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(1.32)	$0.08	$(1.71)	$(0.02)
Diluted	$(1.32)	$0.08	$(1.71)	$(0.02)
Weighted average shares outstanding:
Basic	18,341,549	20,070,914	19,146,687	20,028,600
Diluted	18,341,549	20,095,533	19,146,687	20,028,600

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Stockholders’ Equity Three Months Ended June 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at March 31, 2019	20,049,113	$200	$192,169	$44,634	$237,003	$76	$237,079
Net income	—	—	—	1,572	1,572	19	1,591
Stock-based compensation expense	—	—	523	—	523	—	523
Shares issued through stock plans	47,856	1	(1)	—	—	—	—
Balance at June 30, 2019	20,096,969	$201	$192,691	$46,206	$239,098	$95	$239,193

Balance at March 31, 2020	18,957,165	$190	$191,926	$30,108	$222,224	$112	$222,336
Net loss	—	—	—	(24,293)	(24,293)	—	(24,293)
Stock-based compensation expense	—	—	521	—	521	—	521
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(546)	—	(1)	—	(1)	—	(1)
Shares issued through stock plans	92,635	1	(1)	—	—	—	—
Repurchase of common stock	(817,300)	(9)	(1,476)	—	(1,485)	—	(1,485)
Balance at June 30, 2020	18,231,954	$182	$190,969	$5,815	$196,966	$112	$197,078

	Stockholders’ Equity Six Months Ended June 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net income (loss)	—	—	—	(415)	(415)	19	(396)
Stock-based compensation expense	—	—	1,089	—	1,089	—	1,089
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	277,401	2	(2)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at June 30, 2019	20,096,969	$201	$192,691	$46,206	$239,098	$95	$239,193

Balance at December 31, 2019	20,096,969	$201	$193,862	$38,584	$232,647	$112	$232,759
Net loss	—	—	—	(32,769)	(32,769)	—	(32,769)
Stock-based compensation expense	—	—	1,110	—	1,110	—	1,110
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(58,644)	—	(304)	—	(304)	—	(304)
Shares issued through stock plans	244,812	2	(2)	—	—	—	—
Repurchase of common stock	(2,051,183)	(21)	(3,697)	—	(3,718)	—	(3,718)
Balance at June 30, 2020	18,231,954	$182	$190,969	$5,815	$196,966	$112	$197,078

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(32,769)	$(396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	1,637	—
Amortization of stock-based compensation	1,110	1,089
Distributions of earnings from unconsolidated joint ventures	—	279
Inventory impairments	19,000	—
Project abandonment costs	14,130	19
Equity in net (income) loss of unconsolidated joint ventures	21,899	(369)
Depreciation and amortization	3,623	5,042
Gain on early extinguishment of debt	(579)	(969)
Net changes in operating assets and liabilities:
Contracts and accounts receivable	8,870	2,152
Due from affiliates	98	975
Real estate inventories	30,579	24,970
Other assets	(31,133)	(2,240)
Accounts payable	(8,932)	(12,762)
Accrued expenses and other liabilities	(5,510)	1,102
Net cash provided by operating activities	22,023	18,892
Investing activities:
Purchases of property and equipment	(143)	(8)
Contributions and advances to unconsolidated joint ventures	(3,847)	(4,120)
Distributions of capital and repayment of advances from unconsolidated joint ventures	2,370	4,928
Net cash (used in) provided by investing activities	(1,620)	800
Financing activities:
Borrowings from credit facility	—	40,000
Repayments of credit facility	—	(41,500)
Repurchases of senior notes	(9,825)	(10,856)
Proceeds from note payable	7,036	—
Repayment of note payable	(7,036)	—
Payment of debt issuance costs	(255)	—
Repurchases of common stock	(3,718)	(1,042)
Tax withholding paid on behalf of employees for stock awards	(304)	(488)
Net cash used in financing activities	(14,102)	(13,886)
Net increase in cash, cash equivalents and restricted cash	6,301	5,806
Cash, cash equivalents and restricted cash – beginning of period	79,431	42,542
Cash, cash equivalents and restricted cash – end of period	$85,732	$48,348

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $0.1 million and $0.1 million as of  June 30, 2020 and December 31, 2019, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$85,588	$48,224
Restricted cash	144	124
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$85,732	$48,348

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three and six months ended June 30, 2020, the Company recorded $19.0 million in home sales impairment charges. For additional information regarding these impairment charges, please see Note 4. No real estate impairments were recorded during the three and six months ended June 30, 2019.  In cases where we decide to abandon a project, we will fully expense all costs capitalized to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  For the three and six months ended June 30, 2020 and 2019, $0.1 million, $14.1 million, $14,000 and $19,000 in project abandonment costs were incurred, respectively.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and six months ended June 30, 2020 and 2019, one customer comprised 94%, 97%, 95% and 93%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of  June 30, 2020 and December 31, 2019, one customer comprised 51% and 65% of contracts and accounts receivable, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created. At June 30, 2020, the Company had outstanding nonrefundable cash deposits of $12.6 million pertaining to land option contracts and purchase contracts.

As of  June 30, 2020 and December 31, 2019, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  As of  June 30, 2020 and December 31, 2019, the third-party investor had an equity balance of $0.1 million and $0.1 million, respectively.

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

As of June 30, 2020, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any declines in value of our investment in and advances to unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three and six months ended June 30, 2020 and 2019, the Company recorded other-than-temporary, noncash impairment charges of $20.0 million, $22.3 million, $0 and $0, respectively, related to our investment in and advances to unconsolidated joint ventures.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of  June 30, 2020 and December 31, 2019, no allowance was recorded related to contracts and accounts receivable.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable, and the availability of net operating loss carrybacks under certain circumstances. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible, as well as the ability to carryback net operating losses in the event that this option becomes available.  The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At June 30, 2020 a valuation allowance of $0.1 million was recorded against a capital loss and at  December 31, 2019, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At June 30, 2020, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of June 30, 2020, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

During the three and six months ended June 30, 2020, the Company repurchased and retired 817,300 and 2,051,183 shares of its common stock at an aggregate purchase price of $1.5 million and $3.7 million, respectively.  During the six months ended June 30, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  The purchases were made under a previously announced stock repurchase program that had a remaining purchase authorization of $1.7 million as of June 30, 2020.  Repurchases from March 20, 2020 through May 11, 2020 were made pursuant to the Company's 10b5-1 plan.  All repurchased shares were returned to the status of authorized but unissued.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Benefit Preservation Plan

On May 8, 2020, the Company entered into a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the “Tax Benefits”). The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.95%. The Tax Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting the use of our Tax Benefits. In connection with its adoption of the Tax Plan, the Board declared a dividend of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of Common Stock, par value $0.01 (“Common Stock”) of the Company outstanding at the close of business on May 20, 2020.  As long as the Rights are attached to the Common Stock, the Company will issue one Right (subject to adjustment) with each new share of the Common Stock so that all such shares will have attached Rights.  Each Right has an exercise price of $11.50. Each Right, which is only exercisable if a person or group of affiliated or associated persons acquires beneficial ownership of 4.95% or more of the Common Stock, subject to certain limited exceptions (the “Acquiring Person”), when exercised will entitle the registered holder other than the Acquiring Person the right to acquire that number of shares of Common Stock having a market value of two times the $11.50 exercise price of the Right, or, at the election of the Board, to exchange each right for one share of Common Stock, in each case, subject to adjustment. Unless redeemed or exchanged earlier by the Company or terminated, the rights will expire upon the earliest to occur of (i) the close of business on May 7, 2021, (ii) the close of business on the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) if the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Benefits or (iii) the time at which the Board determines that the Tax Benefits are fully utilized or no longer available under Section 382 of the Code or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the Tax Benefits, or materially impair the amount of the Tax Benefits that could be used by the Company in any particular time period, for applicable tax purposes.

Dividends

No dividends were paid on our common stock during the three and six months ended June 30, 2020 and 2019. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Computation of Earnings (Loss) Per Share

The following table sets forth the components used in the computation of basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$(24,293)	$1,572	$(32,769)	$(415)

Denominator:
Basic weighted-average shares outstanding	18,341,549	20,070,914	19,146,687	20,028,600
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	24,619	—	—
Diluted weighted-average shares outstanding	18,341,549	20,095,533	19,146,687	20,028,600

Basic earnings (loss) per share attributable to The New Home Company Inc.	$(1.32)	$0.08	$(1.71)	$(0.02)
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$(1.32)	$0.08	$(1.71)	$(0.02)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	1,897,100	1,349,106	1,841,463	1,292,726

3. Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$56,482	$93,281
Estimated earnings	938	2,052
	57,420	95,333
Less: amounts collected during the period	(53,642)	(84,979)
Contracts receivable	$3,778	$10,354

Contracts receivable:
Billed	$—	$—
Unbilled	3,778	10,354
	3,778	10,354
Accounts receivable:
Escrow receivables	3,151	5,392
Other receivables	183	236
Contracts and accounts receivable	$7,112	$15,982

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of  June 30, 2020 are expected to be billed and collected within 30 days. Accounts payable at  June 30, 2020 and  December 31, 2019 includes $2.9 million and $9.6 million, respectively, related to costs incurred under the Company’s fee building contracts.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Deposits and pre-acquisition costs	$14,142	$17,865
Land held and land under development	146,859	180,823
Homes completed or under construction	154,547	183,711
Model homes	55,401	51,539
	$370,949	$433,938

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0 and $0.1 million as of  June 30, 2020 and December 31, 2019, respectively.

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

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist.  For the three and six months ended June 30, 2020, the Company recognized inventory impairments of $19.0 million in cost of sales resulting in an increase of $17.8 million and $1.2 million in pretax loss for our California and Arizona homebuilding segments, respectively. The fair values for the homebuilding projects impaired were calculated under discounted cash flow models using discount rates ranging from 14%-26%. The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Inventory impairments:
Home sales	$19,000	$—	$19,000	$—
Total inventory impairments	$19,000	$—	$19,000	$—

Remaining carrying value of inventory impaired at period end	$79,033	$—	$79,033	$—
Number of projects impaired during the period	5	—	5	—
Total number of projects subject to periodic impairment review during period (1)	27	25	27	27

(1)

Represents the peak number of real estate projects that we had during each respective period. The number of projects outstanding at the end of each period  may be less than the number of projects listed herein.

The $17.8 million in California home sales impairments recorded in the 2020 second quarter related to four homebuilding communities. Of this total, $6.5 million in charges related to a condominium community in the Sacramento Area, $6.2 million in charges related to a townhome community within Southern California's Inland Empire, $4.5 million in charges related to a townhome community in San Diego, and $0.6 million in charges related to a condominium community in Los Angeles.  The $1.2 million in Arizona home sales impairments related to the Company's luxury condominium project in Scottsdale, Arizona.  Each of these projects experienced slower absorptions which resulted in increased sales incentives and holding costs for these projects for which the aggregate sales prices for remaining units at each community would be lower than their previous carrying values.  In addition, some of these communities experienced higher direct construction costs than originally underwritten and budgeted.

During the 2020 first quarter, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona. Due to the lower demand levels experienced at this community coupled with the substantial investment required to build out the remainder of the project, the Company decided to abandon the future acquisition, development, construction and sale of future phases of the project that were under option. In accordance with ASC 970-360-40-1, the capitalized costs related to the project are expensed and not allocated to other components of the project that the Company did develop. For the six months ended June 30, 2020, the Company recorded an abandonment charge of $14.0 million representing the capitalized costs that have accumulated related to the portion of the project that is being abandoned.  This charge is included within project abandonment costs in the accompanying condensed consolidated statement of operations.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. Interest expense is comprised of interest incurred but not capitalized and is reported as interest expense in our condensed consolidated statements of operations.  For the three and six months ended June 30, 2020 and 2019 interest incurred, capitalized and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest incurred	$6,150	$7,606	$12,530	$15,367
Interest capitalized to inventory	(4,879)	(7,606)	(10,541)	(15,367)
Interest expensed	$1,271	$—	$1,989	$—

Capitalized interest in beginning inventory	$25,152	$28,600	$26,397	$25,681
Interest capitalized as a cost of inventory	4,879	7,606	10,541	15,367
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	3	—	13
Previously capitalized interest included in cost of home and land sales	(4,601)	(6,301)	(10,747)	(11,153)
Previously capitalized interest included in project abandonment costs	—	—	(761)	—
Capitalized interest in ending inventory	$25,430	$29,908	$25,430	$29,908

Capitalized interest in beginning investment in unconsolidated joint ventures	$93	$672	$541	$713
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	(3)	—	(13)
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(31)	(48)	(479)	(79)
Capitalized interest in ending investment in unconsolidated joint ventures	62	621	62	621
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$25,492	$30,529	$25,492	$30,529

Capitalized interest as a percentage of inventory	6.9%	5.5%	6.9%	5.5%
Interest included in cost of home sales as a percentage of home sales revenue	6.0%	4.4%	6.2%	4.7%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	0.5%	1.8%	0.5%	1.8%

For the six months ended June 30, 2020, the Company expensed $0.8 million in interest previously capitalized due to the abandonment of the future phases of one of its existing homebuilding communities. For more information, please refer to Note 4.

For the six months ended June 30, 2020, the Company expensed $0.4 million in interest previously capitalized to investments in unconsolidated joint ventures as the result of an other-than-temporary impairment to its investment in one joint venture. For more information, please refer to Note 6.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in and Advances to Unconsolidated Joint Ventures

As of  June 30, 2020 and December 31, 2019, the Company had ownership interests in 10 unconsolidated joint ventures with ownership percentages that generally ranged from 5% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$28,375	$31,484
Restricted cash	13,250	13,852
Real estate inventories	221,972	241,416
Other assets	3,778	3,843
Total assets	$267,375	$290,595

Accounts payable and accrued liabilities	$11,100	$16,778
Notes payable	11,633	28,665
Total liabilities	22,733	45,443
The New Home Company's equity(1)	28,465	27,722
Other partners' equity	216,177	217,430
Total equity	244,642	245,152
Total liabilities and equity	$267,375	$290,595
Debt-to-capitalization ratio	4.5%	10.5%
Debt-to-equity ratio	4.8%	11.7%

(1)

Balance represents the Company's interest, as reflected in the financial records of the respective joint ventures. This balance differs from the investment in and advances to unconsolidated joint ventures balance reflected in the Company's consolidated balance sheets by $15.5 million due to other-than-temporary impairment charges to the Company's investment, interest capitalized to the Company's investment in joint ventures and certain other differences in outside basis.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues	$30,290	$59,078	$61,937	$101,365
Cost of sales and expenses	28,672	57,288	58,957	99,062
Net income of unconsolidated joint ventures	$1,618	$1,790	$2,980	$2,303
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(19,962)	$185	$(21,899)	$369

The Company reviews its investments in and advances to unconsolidated joint ventures for other-than-temporary declines in value. To the extent we deem any declines in value of our investment in and advances to unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three and six months ended June 30, 2020 and 2019, the Company recorded other-than-temporary, noncash impairment charges of $20.0 million, $22.3 million, $0 and $0, respectively.  The Company plans to exit from its TNHC Russell Ranch LLC ("Russell Ranch") venture due to low expected financial returns relative to the required future capital contributions and related risks, including the potential impact of COVID-19 on the economy, as well as the Company's opportunity to pursue federal tax loss carryback refund opportunities from the passage of the CARES Act. As a result, the Company determined that its investment in the joint venture was not recoverable.  The Company recorded a $20.0 million other-than-temporary impairment charge during the 2020 second quarter to write off its investment in Russell Ranch and to record a liability for its estimated costs to complete the Phase 1 backbone infrastucture costs.  The Company believes that exiting the venture preserves capital, reduces its investment concentration within one geographical location, and allows it to pursue federal tax loss carryback refunds.  This impairment charge reflects the Company's current estimates but actual losses associated with exiting the joint venture could differ materially based on the ultimate sales price of the underlying asset. The 2020 first quarter impairment charge of $2.3 million related to our investment in the Arantine Hills Holdings LP ("Bedford") joint venture.  The Company has agreed to sell its interest in this joint venture to our partner for less than our current carrying value. This transaction is expected to close during the 2020 third quarter.  Pursuant to our agreement to sell our interest, the purchase price is approximately $5.1 million for the sale of our partnership interest and we will have an option to purchase at market up to 30% of the lots from the masterplan community.  Joint venture impairment charges are included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% or more of the Company's consolidated net income (loss).  For the three and six months ended June 30, 2020, the loss allocation from one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss. For the six months ended June 30, 2019, income allocations from two of the Company's unconsolidated joint ventures accounted for under the equity method each exceeded 20% of the Company's consolidated net loss. The table below presents select combined financial information for these three joint ventures for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues	$26,198	$45,167	$45,746	$77,463
Cost of home and land sales	24,012	41,352	41,314	70,686
Gross margin	$2,186	$3,815	$4,432	$6,777
Expenses	1,243	1,990	2,590	3,852
Net income	$943	$1,825	$1,842	$2,925
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$(19,926)	$247	$(19,718)	$486

In the above table, the Company's net losses for the three and six months ended June 30, 2020 include a $20.0 million other-than-temporary impairment charge related to its interest in one land development joint venture.

For the three and six months ended June 30, 2020 and 2019, the Company earned $0.2 million, $0.6 million, $0.6 million and $1.2 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

7. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)

Capitalized selling and marketing costs, net(1)	$6,758	$7,148
Prepaid income taxes(2)	29,328	1,032
Insurance receivable(3)	6,000	10,900
Warranty insurance receivable(4)	1,782	1,852
Prepaid expenses	2,448	2,729
Right-of-use lease assets	2,277	1,988
Other	271	231
	$48,864	$25,880

(1)

Capitalized selling and marketing costs includes costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model furnishings, and also includes model landscaping costs, which were $2.5 million and $2.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company depreciated $1.7 million, $3.5 million, $2.3 million and $4.9 million of capitalized selling and marketing costs to selling and marketing expenses during the three and six months ended June 30, 2020 and 2019, respectively.

(2)	The amount at June 30, 2020 includes approximately $28.4 million of expected federal income tax refunds due to the recent enactment of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") signed into law on March 27, 2020 which allows net operating losses generated from 2018 – 2020 to be carried back five years.
(3)

At December 31, 2019, the Company recorded insurance receivables of $10.9 million in connection with $10.9 million of litigation reserves recorded.  During the six months ended June 30, 2020, $4.7 million was paid by insurance related to two claims and the Company also reduced its insurance receivable estimate by $0.2 million for one of these claims, resulting in an insurance receivable balance of $6.0 million at June 30, 2020, with a corresponding decrease recorded within litigation reserves.  For more information, please refer to Note 8.

(4)

During the three and six months ended June 30, 2020, the Company adjusted its warranty insurance receivable upward by $0.2 million and $0.3 million, respectively, to true-up the receivable to its estimate of qualifying reimbursable expenditures, which resulted in pretax income of the same amount.  During the three and six months ended June 30, 2019, the Company adjusted its warranty insurance receivable by $0.6 million to true-up the receivable to its estimate of qualifying reimbursable expenditures, which resulted in pretax income of the same amount.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Warranty accrual (1)	$6,740	$7,223
Litigation reserves (2)	6,000	10,900
Accrued interest	5,605	5,796
Accrued compensation and benefits	4,216	5,350
Completion reserve	964	3,167
Customer deposits	3,608	3,574
Lease liabilities	2,434	2,243
Other accrued expenses	3,713	2,301
	$33,280	$40,554

(1)	Included in the amount at June 30, 2020 and December 31, 2019 is approximately $1.8 million and $1.9 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.
(2)	During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the litigation reserves as of December 31, 2019. During the six months ended June 30, 2020, $4.7 million was paid by insurance related to two claims and the Company also reduced its litigation reserve estimate by $0.2 million for one of these claims, resulting in a litigation reserve balance of $6.0 million at June 30, 2020, with a corresponding decrease recorded within insurance receivables. Please refer to Note 7.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,836	$6,767	$7,195	$6,681
Warranty provision for homebuilding projects	357	627	778	1,054
Warranty payments for homebuilding projects	(481)	(581)	(1,261)	(922)
Adjustment to warranty accrual(1)	—	94	—	94
Ending warranty accrual for homebuilding projects	6,712	6,907	6,712	6,907

Beginning warranty accrual for fee building projects	28	178	28	217
Warranty provision for fee building projects	—	—	—	9
Warranty efforts for fee building projects	—	(18)	—	(66)
Adjustment to warranty accrual for fee building projects(1)	—	(18)	—	(18)
Ending warranty accrual for fee building projects	28	142	28	142
Total ending warranty accrual	$6,740	$7,049	$6,740	$7,049

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

9. Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$295,124	$304,832
Unsecured revolving credit facility	—	—
Total Indebtedness	$295,124	$304,832

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

The carrying amount of our Senior Notes listed above at  June 30, 2020 is net of the unamortized discount of $0.8 million, unamortized premium of $0.6 million, and unamortized debt issuance costs of $2.2 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. The carrying amount for the Senior Notes listed above at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million.

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

During the three months ended June 30, 2020, the Company repurchased and retired approximately $5.8 million in face value of the Notes for a cash payment of approximately $5.0 million.  Total repurchases of the Notes for the six months ended June 30, 2020 equaled approximately $10.5 million in face value of the Notes for a cash payment of approximately $9.8 million. For the three and six months ended June 30, 2020, the Company recognized a gain on early extinguishment of debt of $0.7 million and $0.6 million, respectively, which included the write off of approximately $49,000 and $95,000, respectively, of unamortized discount, premium and debt issuance costs associated with the Notes retired.  During the three months ended June 30, 2019, the Company repurchased and retired approximately $7.0 million in face value of the Notes for a cash payment of approximately $6.3 million.  Total repurchases of the Notes for the six months ended June 30, 2019, equaled $12.0 million in face value of the Notes for a cash payment of approximately $10.9 million. For the three and six months ended June 30, 2019, the Company recognized a gain on early extinguishment of debt of $0.6 million and $1.0 million, respectively, which included the write off of approximately $90,000 and $160,000, respectively, of unamortized discount, premium and debt issuance costs associated with the Notes retired.

The Company has an unsecured revolving credit facility ("Credit Facility") with a bank group.  On June 26, 2020, the Company entered into a Third Modification Agreement (the “Modification”) to its Amended and Restated Credit Agreement.  The Modification, among other things, (i) extended the maturity date of the revolving credit facility to September 30, 2021, (ii) decreased (A) the total commitments under the facility to $60 million from $130 million and (B) the accordion feature to $150 million from $200 million, subject to certain financial conditions, including the availability of bank commitments, (iii) reduced the Company's minimum consolidated tangible net worth covenant from $180 million to $150 million plus 50% of the cumulative consolidated net income earned by the Company and its guarantors from and after March 31, 2020 plus 50% of the aggregate proceeds received by the Company (net of reasonable fees and expenses) in connection with any offering of stock or equity in each fiscal quarter commencing on or after March 31, 2020, (iv) reduced the maximum net leverage ratio (subject to a minimum liquidity amount of $10 million) ("net leverage ratio") from 65% to 60%, (v) modified the restriction on secured indebtedness to an aggregate maximum of $10 million, and (vi) modified the restriction on repurchases of the Company's senior notes as follows:

Net Leverage Ratio	Maximum Repurchases per Quarter
Greater than 55%	None permitted
Less than or equal to 55%	$5,000,000
Less than or equal to 50%	$10,000,000
Less than or equal to 45%	No Restriction

 As of June 30, 2020, we had no borrowings outstanding under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 3.50% to 4.50% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter; provided that LIBOR shall be subject to a LIBOR floor. As of June 30, 2020, the interest rate under the Credit Facility was 5.00%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the Credit Facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of June 30, 2020, the Company was in compliance with all financial covenants.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility, as amended by the Modification, also provides a $10.0 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of  June 30, 2020 and December 31, 2019, the Company did not have any outstanding letters of credit issued under the Credit Facility.  Debt issuance costs for the unsecured revolving credit facility, which totaled $0.5 million as of June 30, 2020, are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

On April 15, 2020, TNHC Realty and Construction, Inc., a wholly-owned operating subsidiary of the Company, received approval and funding pursuant to a promissory note evidencing an unsecured loan in the amount of approximately $7.0 million (the "Loan") under the Paycheck Protection Program (the "PPP").  The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration ("SBA").  The Company intended to use the Loan for qualifying expenses in accordance with the terms of the CARES Act.  On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan.  On April 24, 2020, out of an abundance of caution, the Company elected to repay the Loan and initiated a repayment of the full amount of the Loan to the lender.

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

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$295,124	$274,458	$304,832	$298,775
Unsecured revolving credit facility	$—	$—	$—	$—

(1)

The carrying value for the Senior Notes, as presented at June 30, 2020, is net of the unamortized discount of $0.8 million, unamortized premium of $0.6 million, and unamortized debt issuance costs of $2.2 million. The carrying value for the Senior Notes, as presented at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the three and six months ended June 30, 2020, the Company recognized real estate-related impairment adjustments of $19.0 million related to five homebuilding communities. The impairment adjustments were made using Level 3 inputs and assumptions, and the remaining carrying value of the real estate inventories subject to the impairment adjustments was $79.0 million. For more information on real estate impairments, please refer to Note 4.

For the three and six months ended June 30, 2020 and 2019, the Company recognized other-than-temporary impairments for its investment in unconsolidated joint ventures of $20.0 million, $22.3 million, $0 and $0, respectively. The 2020 second quarter impairment charge recorded related to the Company's intent to exit from its interest in its Russell Ranch joint venture whereby the investment balance was written off.  The 2020 first quarter impairment charge related to our agreement to sell our interest in our Bedford joint venture to our partner for less than its current carrying value. This transaction is expected to close during the 2020 third quarter.  The 2020 impairment adjustments were made using Level 2 and Level 3 inputs and assumptions. For more information on the investment in unconsolidated joint ventures impairments, please refer to Note 6.

11. Commitments and Contingencies

From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the related litigation reserves as of December 31, 2019.  During the six months ended June 30, 2020, $4.7 million was paid by insurance related to two claims and the Company also reduced its litigation reserve estimate by $0.2 million for one of these claims, resulting in a litigation reserve and insurance receivable balance of $6.0 million at June 30, 2020.  Due to the inherent uncertainty and judgement used in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated. Please refer to Note 1, Note 7 and Note 8 for more information on litigation reserves for construction defect claims and related insurance recoveries.  In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss.

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

The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of  June 30, 2020 and December 31, 2019, $11.6 million and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $2.6 million and $5.8 million, respectively, as of  June 30, 2020 and December 31, 2019.

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

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of  June 30, 2020 and December 31, 2019, the Company had outstanding surety bonds totaling $41.7 million and $47.6 million, respectively. The estimated remaining costs to complete of such improvements as of  June 30, 2020 and  December 31, 2019 were $12.9 million and $29.1 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners' associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842, Leases. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use assets and lease liabilities are recorded within our consolidated balance sheets. The depreciable lives of right-of-use assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use asset and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and lease liabilities are recorded in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets and total $2.3 million and $2.4 million, respectively, at June 30, 2020

For the three and six months ending June 30, 2020 and 2019 lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$314	$265	$625	$620
Lease costs included in real estate inventories	111	207	208	369
Lease costs included in selling and marketing expenses	59	17	98	34
Net lease cost (1)	$484	$489	$931	$1,023

Other Information:
Lease cash flows (included in operating cash flows)(1)	$518	$563	$1,016	$1,053

(1)

Does not include the cost of short-term leases with terms of less than one year which totaled approximately $30,000, $0.1 million, $0.2 million and $0.5 million for the three and six months ended June 30, 2020 and 2019, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $59,000, $118,000, $49,000 and $98,000 for the three and six months ended June 30, 2020 and 2019, respectively.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2020	$885
2021	852
2022	230
2023	220
2024	210
Thereafter	124
Total lease payments(1)	$2,521
Less: Interest(2)	87
Present value of lease liabilities(3)	$2,434

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date.

(3)	The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 3.0 years and 4.7%, respectively at June 30, 2020.

12. Related Party Transactions

During the three and six months ended June 30, 2020 and 2019, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $1.0 million, $2.2 million, $1.5 million and $3.2 million, respectively. As of  June 30, 2020 and December 31, 2019, $0.1 million and $0.2 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and six months ended June 30, 2020 and 2019, the Company earned $0.2 million, $0.6 million, $0.6 million and $1.2 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of  June 30, 2020 and December 31, 2019, $4,000 and $0, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and Russell Ranch. The Company's investment in these two joint ventures was $0.3 million at  June 30, 2020 and $13.7 million at December 31, 2019.

During the 2019 second quarter, the Company entered into a second amendment to the limited liability company agreement of Russell Ranch between the Company and IHP. Prior to the execution of the second amendment, each of IHP and the Company had contributed its maximum capital commitments pursuant to the joint venture agreement. Pursuant to the second amendment, the parties agreed to fund additional required capital in the aggregate amount of approximately $26 million for certain remaining backbone improvements for the Project (the “Phase 1 Backbone Improvements”) as follows: 50% by IHP and 50% by the Company (“Amendment Additional Capital”). The Amendment Additional Capital will be returned to IHP and the Company ahead of any other contributed capital; provided that none of the Amendment Additional Capital accrues a preferred return that base capital contributions are generally afforded under the joint venture agreement. To the extent of overruns on the Phase 1 Backbone Improvements, the Company is required to fund such overrun capital (“TNHC Overrun Capital”); provided that such contributions shall receive capital account credit. Pursuant to the second amendment, the distribution of cash flow under the agreement was amended to provide that Amendment Additional Capital would be returned prior to TNHC Overrun Capital, which would, in turn, be returned ahead of the base capital preferred return and base capital.  The Company previously purchased lots from the Russell Ranch joint venture as described below (the "Phase 1 Purchase"). The parties also amended the purchase and sale contract for the Phase 1 Purchase to provide relief from the profit participation provisions of this transaction under certain circumstances.  As discussed in Note 6, in connection with its plan to exit the Russell Ranch joint venture due to the low expected financial returns relative to future capital requirements and related risks, the Company determined that the value of its investment in Russell Ranch declined beyond its current carrying value and recorded a $20.0 million other-than-temporary impairment charge to write off its investment balance and record its estimated remaining costs to complete.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and six months ended June 30, 2020 and 2019, the Company incurred $7,000, $7,000, $22,000 and $55,000, respectively, for these services.  Of these costs, none was due to TL Fab LP from the Company at  June 30, 2020 and December 31, 2019.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At  June 30, 2020 and December 31, 2019, $0.2 million and $0.2 million, respectively, of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery") and Bedford unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.

The Company’s land purchase agreement with the Cannery provides for reimbursements of certain fee credits. The Company was reimbursed $15,000 in fee credits from the Cannery during the three and six months ended June 30, 2020 and was not reimbursed any fees credits during the three and six months ended June 30, 2019.  As of  June 30, 2020 and December 31, 2019, $0 and $15,000, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term one year and reduce his scope of services and compensation to $1,000 per month. Mr. Davis' contract was amended on June 26, 2020 to extend the term one year with monthly compensation remaining $1,000 per month.  At June 30, 2020, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement was a fee building contract pursuant to which the Company acted in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. Construction of the home was completed during the 2019 first quarter.  For its services, the Company received a contractor's fee and the Davis Family Trust reimbursed the Company's field overhead costs. During the three and six months ended June 30, 2019, the Company billed the Davis Family Trust $10,000 and $0.5 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $0 and $15,000 of the total billings for the three and six months ended June 30, 2019, respectively. The Company recorded $13,000 and $0.5 million for the three and six months ended June 30, 2019, respectively, for the costs of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At June 30, 2020 and  December 31, 2019, the Company was due $0 from the Davis Family Trust for construction draws.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Wayne Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provided that effective upon Mr. Stelmar's termination of employment, he became a non-employee director and received the compensation and was subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar was compensated $0, $0, $18,000 and $36,000 for the three and six months ended June 30, 2020 and 2019, respectively.  Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during the 2019 first quarter.  Mr. Stelmar's vested stock options remain outstanding based on Mr. Stelmar's continued service as a Board member.  The consulting contract expired in  August 2019 and was not extended.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz was compensated $10,000 per month. The agreement originally was set to expire on March 1, 2020 and was extended upon mutual consent of the parties on a month to month basis to a reduced consulting fee of $5,000 per month.  At June 30, 2020, no fees were due to Mr. Redwitz for his consulting services.

The Company entered into agreements during 2018 and 2017 to purchase land from affiliates of IHP, which owns more than 10% of the Company's outstanding common stock and is affiliated with one member of the Company's board of directors. Certain land takedowns pursuant to these agreements occurred during 2019 and 2020 or are scheduled to take place during the remainder 2020. Descriptions of these agreements and relevant takedown activity are described below.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company entered into an agreement with an IHP affiliate to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract.  The Company did not takedown any land pursuant to this contract during the three and six months ended June 30, 2020 and 2019.  At  June 30, 2020, the Company has taken down all of the lots and paid $0.5 million in master marketing fees, and as of December 31, 2019, IHP was no longer affiliated with this development.  During 2017, the Company also contracted to purchase finished lots in Northern California from an IHP affiliate, which agreement included customary profit participation and was structured as an optioned takedown.  The total purchase price, including the cost for the finished lot development and the option, was expected to be approximately $56.3 million, dependent on the timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period.  The Company took down 10% of lots pursuant to this agreement during the three and six months ended June 30, 2019.  During the 2019 second quarter, an unrelated third party entered into agreements to purchase from the IHP affiliate some of the lots under the Company's option.  The Company in turn entered into an arrangement pursuant to which it agreed to purchase such lots on a rolling take down basis from such unrelated third party. The unrelated third party purchased 67% of the lots originally under contract with the IHP affiliate. Following the purchase of the lots by the unrelated third party in 2019, the Company had no remaining lots to purchase from the IHP affiliate.  As of June 30, 2020, the Company (i) had no nonrefundable deposits with the IHP affiliate to be applied to the Company's takedown of lots from the unrelated third party and (ii) has paid (A) $0.2 million for fees and costs, (B) $3.0 million in option payments, and (C) $18.0 million for the purchase of lots directly from the IHP affiliate.  During 2018, the Company agreed to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. During the three and six months ended June 30, 2020, the Company took down approximately 11% of the option lots and as of June 30, 2020, had an outstanding, nonrefundable deposit of $0.3 million related to this contract.  As of December 31, 2019, IHP was no longer affiliated with this development.

In the first quarter 2018, the Company entered into an option agreement to purchase lots in phased takedowns with its Bedford joint venture.  At the time of the initial agreement in 2018, the Bedford joint venture was affiliated with a former member of the Company's board of directors.  As of June 30, 2020, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, with a portion of the deposit applied to the purchase price across the phases. The gross purchase price of the land was $10.0 million with profit participation and master marketing fees due to seller as outlined in the contract. During the 2019 third quarter, the Company entered into an amendment to this agreement to reduce the gross purchase price of the land to $9.3 million. During the three and six months ended June 30, 2020, the Company did not take down any lots underlying this agreement.  The Company took down 12% of the lots underlying this agreement during the three and six months ended June 30, 2019.  At June 30, 2020, the Company has taken down all of the contracted lots and the deposit was fully applied to the purchase and has paid $0.1 million in master marketing fees.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, with a portion of the deposit to be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation and master marketing fees due to the seller pursuant to the agreement. The Company did not take down any optioned lots during the six months ended June 30, 2020 and took down 42% of the lots underlying this agreement during the six months ended June 30, 2019. At June 30, 2020, the Company had taken down approximately 92% of the optioned lots, paid $0.2 million in master marketing fees, and no deposit remained outstanding.

The Company and its partner in the Bedford joint venture agreed in principle to a sale of the Company's interest in the joint venture to its partner during the 2020 first quarter and entered into a purchase and sale agreement for this transaction during the 2020 third quarter.  Pursuant to the agreement, the purchase price is approximately $5.1 million for the sale of the Company's partnership interest. During the six months ended June 30, 2020, the Company recorded a $2.3 million other-than-temporary impairment charge to its investment in the Bedford joint venture reflecting the sale of its joint venture investment for less than its current carrying value.  The sale is expected to close during the 2020 third quarter and the agreement, among other things, allows for a continuation of the Company's option to purchase at market up to 30% of the remaining lots from the joint venture.

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

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock options, restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of June 30, 2020, 61,443 shares remain available for grant under the 2014 Incentive Plan and 414,737 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock option awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock options, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

A summary of the Company’s common stock option activity as of and for the six months ended June 30, 2020 and 2019 is presented below:

	Six Months Ended June 30,
	2020		2019
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	1,068,017	$9.78	821,470	$11.00
Granted	161,479	$5.36	249,283	$5.76
Exercised	—	$—	—	$—
Forfeited	—	$—	(2,736)	$11.00
Outstanding, end of period	1,229,496	$9.20	1,068,017	$9.78
Exercisable, end of period	901,829	$10.52	818,734	$11.00

A summary of the Company’s restricted stock unit activity as of and for the six months ended June 30, 2020 and 2019 is presented below:

	Six Months Ended June 30,
	2020		2019
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	592,116	$6.36	469,227	$10.75
Granted	358,869	$4.78	230,774	$5.28
Vested	(244,812)	$7.61	(277,401)	$10.50
Forfeited	(428)	$11.68	(48,178)	$10.91
Outstanding, end of period	705,745	$5.12	374,422	$7.54

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance share unit activity as of and for the six months ended June 30, 2020 and 2019 is presented below:

	Six Months Ended June 30,
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

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Expense related to:
Stock options	$81	$50	$145	$72
Restricted stock units and performance share units	440	473	965	1,017
	$521	$523	$1,110	$1,089

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company in each year:

	Six Months Ended June 30,
	2020	2019
Expected term (in years)	6.0	6.0
Expected volatility	41.8%	39.9%
Risk-free interest rate	1.4%	2.5%
Expected dividends	—	—
Weighted-average grant date fair value per share	$2.24	$2.43

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that would vest ranged from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluated the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly during 2018 and 2019 and estimated the number of underlying units that were probable of being issued. Compensation expense for restricted stock unit and performance share unit awards was being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards.  Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.  For the six months ended June 30, 2019, no expense was recognized for our performance share units. At December 31, 2019, the performance targets associated with the outstanding performance share unit awards were not met and all outstanding awards were forfeited.

At June 30, 2020, the amount of unearned stock-based compensation currently estimated to be expensed through 2023 is $3.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $16.9 million and $26.9 million, respectively.  The Company's effective tax rates for the three and six months ended June 30, 2020 include the benefit associated with net operating loss carrybacks to years when the Company was subject to a 35% federal tax rate.  The effective tax rates for both 2020 periods differ from the federal statutory rate due the net operating loss carryback benefit, discrete items, state income tax rates and tax credits for energy efficient homes.  The discrete benefit for the three months ended June 30, 2020 totaled $1.8 million and was primarily related to the CARES Act signed into law on March 27, 2020.  Discrete items for the six months ended June 30, 2020 totaled a $9.9 million benefit, $5.8 million of which related to the $14.0 million project abandonment costs recorded during the 2020 first quarter and a $3.9 million benefit related to the CARES Act.  For more information on the abandonment costs, please refer to Note 4.  The CARES Act allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  For the three and six months ended June 30, 2020, the Company recognized a $1.8 million and $3.9 million discrete benefit, respectively, related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.

For the three and six months ended June 30, 2019, the Company recorded an income tax provision of $1.0 million and $0.3 million, respectively.  The Company's effective tax rates for 2019 periods differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The provision for discrete items totaled $0.3 million for the six months ended June 30, 2019 related to stock compensation and state income tax rate changes.

The components of our deferred tax asset, net are as follows:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Net operating loss	$8,080	$3,848
Reserves and accruals	2,637	2,563
Share based compensation	1,479	1,392
Inventory	4,278	3,536
Investments in joint ventures	392	7,080
Other	23	27
Capital loss	140	—
Valuation allowance	(140)	—
Depreciation and amortization	(392)	(393)
Right of use asset	(631)	(550)
Deferred tax asset, net	$15,866	$17,503

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

Financial information relating to reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$71,597	$132,830	$154,877	$216,162
California land sales	10	—	157	—
Arizona home sales	6,160	7,634	18,539	23,488
Total homebuilding revenues	77,767	140,464	173,573	239,650
Fee building revenues, including management fees	21,193	22,285	57,420	41,947
Total revenues	$98,960	$162,749	$230,993	$281,597

Homebuilding pretax income (loss):
California	$(38,238)	$2,846	$(42,689)	$279
Arizona	(3,192)	(796)	(17,884)	(1,274)
Total homebuilding pretax income (loss)	(41,430)	2,050	(60,573)	(995)
Fee building pretax income, including management fees	208	515	938	909
Total pretax income (loss)	$(41,222)	$2,565	$(59,635)	$(86)

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Homebuilding assets:
California	$379,199	$416,179
Arizona	64,690	82,234
Total homebuilding assets	443,889	498,413
Fee building assets	4,492	11,193
Corporate unallocated assets	93,213	93,583
Total assets	$541,594	$603,189

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$1,398	$—
Income taxes paid	$—	$240

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2020
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$39,871	$45,543	$174	$—	$85,588
Restricted cash	—	144	—	—	144
Contracts and accounts receivable	4	7,525	—	(417)	7,112
Intercompany receivables	259,822	—	—	(259,822)	—
Due from affiliates	1	139	—	—	140
Real estate inventories	—	370,949	—	—	370,949
Investment in and advances to unconsolidated joint ventures	—	12,931	—	—	12,931
Investment in subsidiaries	150,811	—	—	(150,811)	—
Deferred tax asset, net	15,237	629	—	—	15,866
Other assets	37,820	11,017	27	—	48,864
Total assets	$503,566	$448,877	$201	$(411,050)	$541,594

Liabilities and equity
Accounts payable	$127	$15,985	$—	$—	$16,112
Accrued expenses and other liabilities	11,349	22,318	26	(413)	33,280
Intercompany payables	—	259,822	—	(259,822)	—
Due to affiliates	—	4	—	(4)	—
Senior notes, net	295,124	—	—	—	295,124
Total liabilities	306,600	298,129	26	(260,239)	344,516
Total stockholders' equity	196,966	150,748	63	(150,811)	196,966
Non-controlling interest in subsidiary	—	—	112	—	112
Total equity	196,966	150,748	175	(150,811)	197,078
Total liabilities and equity	$503,566	$448,877	$201	$(411,050)	$541,594

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Assets
Cash and cash equivalents	$66,166	$12,978	$170	$—	$79,314
Restricted cash	—	117	—	—	117
Contracts and accounts receivable	3	16,403	—	(424)	15,982
Intercompany receivables	258,372	—	—	(258,372)	—
Due from affiliates	—	238	—	—	238
Real estate inventories	—	433,938	—	—	433,938
Investment in and advances to unconsolidated joint ventures	—	30,217	—	—	30,217
Investment in subsidiaries	198,448	—	—	(198,448)	—
Deferred tax asset, net	17,003	500	—	—	17,503
Other assets	9,505	16,340	35	—	25,880
Total assets	$549,497	$510,731	$205	$(457,244)	$603,189

Liabilities and equity
Accounts payable	$68	$24,973	$3	$—	$25,044
Accrued expenses and other liabilities	11,950	28,999	26	(421)	40,554
Intercompany payables	—	258,372	—	(258,372)	—
Due to affiliates	—	3	—	(3)	—
Senior notes, net	304,832	—	—	—	304,832
Total liabilities	316,850	312,347	29	(258,796)	370,430
Total stockholders' equity	232,647	198,384	64	(198,448)	232,647
Non-controlling interest in subsidiary	—	—	112	—	112
Total equity	232,647	198,384	176	(198,448)	232,759
Total liabilities and equity	$549,497	$510,731	$205	$(457,244)	$603,189

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2020
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$77,757	$—	$—	$77,757
Land sales	—	10	—	—	10
Fee building	—	21,193	—	—	21,193
	—	98,960	—	—	98,960
Cost of Sales:
Home sales	—	66,216	—	—	66,216
Home sales impairments	—	19,000	—	—	19,000
Land sales	—	10	—	—	10
Fee building	—	20,985	—	—	20,985
	—	106,211	—	—	106,211

Gross Margin:
Home sales	—	(7,459)	—	—	(7,459)
Land sales	—	—	—	—	—
Fee building	—	208	—	—	208
	—	(7,251)	—	—	(7,251)
Selling and marketing expenses	—	(6,386)	—	—	(6,386)
General and administrative expenses	(960)	(5,932)	—	—	(6,892)
Equity in net loss of unconsolidated joint ventures	—	(19,962)	—	—	(19,962)
Equity in net loss of subsidiaries	(25,858)	—	—	25,858	—
Interest expense	—	(1,271)	—	—	(1,271)
Project abandonment costs	—	(94)	—	—	(94)
Gain on early extinguishment of debt	702	—	—	—	702
Other income (expense), net	(38)	(30)	—	—	(68)
Pretax loss	(26,154)	(40,926)	—	25,858	(41,222)
Benefit for income taxes	1,861	15,068	—	—	16,929
Net loss	(24,293)	(25,858)	—	25,858	(24,293)
Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net loss attributable to The New Home Company Inc.	$(24,293)	$(25,858)	$—	$25,858	$(24,293)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$140,464	$—	$—	$140,464
Fee building	—	22,285	—	—	22,285
	—	162,749	—	—	162,749
Cost of Sales:
Home sales	—	123,582	(57)	—	123,525
Fee building	—	21,770	—	—	21,770
	—	145,352	(57)	—	145,295

Gross Margin:
Home sales	—	16,882	57	—	16,939
Fee building	—	515	—	—	515
	—	17,397	57	—	17,454
Selling and marketing expenses	—	(9,683)	—	—	(9,683)
General and administrative expenses	617	(6,458)	—	—	(5,841)
Equity in net income of unconsolidated joint ventures	—	185	—	—	185
Equity in net income of subsidiaries	1,087	—	—	(1,087)	—
Project abandonment costs	—	(14)	—	—	(14)
Gain on early extinguishment of debt	552	—	—	—	552
Other income (expense), net	(106)	18	—	—	(88)
Pretax income	2,150	1,445	57	(1,087)	2,565
Provision for income taxes	(578)	(396)	—	—	(974)
Net income	1,572	1,049	57	(1,087)	1,591
Net income attributable to non-controlling interest in subsidiary	—	—	(19)	—	(19)
Net income attributable to The New Home Company Inc.	$1,572	$1,049	$38	$(1,087)	$1,572

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2020
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$173,416	$—	$—	$173,416
Land sales	—	157	—	—	157
Fee building	—	57,420	—	—	57,420
	—	230,993	—	—	230,993
Cost of Sales:
Home sales	—	150,938	—	—	150,938
Home sales impairments	—	19,000	—	—	19,000
Land sales	—	157	—	—	157
Fee building	—	56,482	—	—	56,482
	—	226,577	—	—	226,577

Gross Margin:
Home sales	—	3,478	—	—	3,478
Land sales	—	—	—	—	—
Fee building	—	938	—	—	938
	—	4,416	—	—	4,416
Selling and marketing expenses	—	(13,852)	—	—	(13,852)
General and administrative expenses	(739)	(12,176)	—	—	(12,915)
Equity in net loss of unconsolidated joint ventures	—	(21,899)	—	—	(21,899)
Equity in net loss of subsidiaries	(36,388)	—	—	36,388	—
Interest expense	—	(1,989)	—	—	(1,989)
Project abandonment costs	—	(14,130)	—	—	(14,130)
Gain on early extinguishment of debt	579	—	—	—	579
Other income (expense), net	155	—	—	—	155
Pretax loss	(36,393)	(59,630)	—	36,388	(59,635)
Benefit for income taxes	3,624	23,242	—	—	26,866
Net loss	(32,769)	(36,388)	—	36,388	(32,769)
Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	—
Net loss attributable to The New Home Company Inc.	$(32,769)	$(36,388)	$—	$36,388	$(32,769)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Revenues:
Home sales	$—	$239,650	$—	$—	$239,650
Fee building	—	41,947	—	—	41,947
	—	281,597	—	—	281,597
Cost of Sales:
Home sales	—	210,151	(57)	—	210,094
Fee building	—	41,038	—	—	41,038
	—	251,189	(57)	—	251,132

Gross Margin:
Home sales	—	29,499	57	—	29,556
Fee building	—	909	—	—	909
	—	30,408	57	—	30,465
Selling and marketing expenses	—	(18,362)	—	—	(18,362)
General and administrative expenses	51	(13,283)	—	—	(13,232)
Equity in net income of unconsolidated joint ventures	—	369	—	—	369
Equity in net loss of subsidiaries	(625)	—	—	625	—
Project abandonment costs	—	(19)	—	—	(19)
Gain on early extinguishment of debt	969	—	—	—	969
Other income (expense), net	(168)	(108)	—	—	(276)
Pretax income (loss)	227	(995)	57	625	(86)
(Provision) benefit for income taxes	(642)	332	—	—	(310)
Net income (loss)	(415)	(663)	57	625	(396)
Net income attributable to non-controlling interest in subsidiary	—	—	(19)	—	(19)
Net income (loss) attributable to The New Home Company Inc.	$(415)	$(663)	$38	$625	$(415)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2020
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(23,225)	$45,377	$4	$(133)	$22,023
Investing activities:
Purchases of property and equipment	(84)	(59)	—	—	(143)
Contributions and advances to unconsolidated joint ventures	—	(3,847)	—	—	(3,847)
Contributions to subsidiaries from corporate	(35,690)	—	—	35,690	—
Distributions of capital from subsidiaries to corporate	46,806	—	—	(46,806)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	2,370	—	—	2,370
Net cash provided by (used in) investing activities	$11,032	$(1,536)	$—	$(11,116)	$(1,620)
Financing activities:
Repurchase of senior notes	(9,825)	—	—	—	(9,825)
Contributions to subsidiaries from corporate	—	35,690	—	(35,690)	—
Distributions to corporate from subsidiaries	—	(46,939)	—	46,939	—
Proceeds from note payable	7,036	—	—	—	7,036
Repayment of note payable	(7,036)	—	—	—	(7,036)
Payment of debt issuance costs	(255)	—	—	—	(255)
Repurchases of common stock	(3,718)	—	—	—	(3,718)
Tax withholding paid on behalf of employees for stock awards	(304)	—	—	—	(304)
Net cash used in financing activities	$(14,102)	$(11,249)	$—	$11,249	$(14,102)
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,295)	32,592	4	—	6,301
Cash, cash equivalents and restricted cash – beginning of period	66,166	13,095	170	—	79,431
Cash, cash equivalents and restricted cash – end of period	$39,871	$45,687	$174	$—	$85,732

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019
	NWHM	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated NWHM
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(36,110)	$54,970	$32	$—	$18,892
Investing activities:
Purchases of property and equipment	(1)	(7)	—	—	(8)
Contributions and advances to unconsolidated joint ventures	—	(4,120)	—	—	(4,120)
Contributions to subsidiaries from corporate	(66,575)	—	—	66,575	—
Distributions of capital from subsidiaries to corporate	91,700	—	—	(91,700)	—
Distributions of capital and repayment of advances from unconsolidated joint ventures	—	4,928	—	—	4,928
Net cash provided by investing activities	$25,124	$801	$—	$(25,125)	$800
Financing activities:
Borrowings from credit facility	40,000	—	—	—	40,000
Repayments of credit facility	(41,500)	—	—	—	(41,500)
Repurchase of senior notes	(10,856)	—	—	—	(10,856)
Contributions to subsidiaries from corporate	—	66,575	—	(66,575)	—
Distributions to corporate from subsidiaries	—	(91,700)	—	91,700	—
Repurchases of common stock	(1,042)	—	—	—	(1,042)
Tax withholding paid on behalf of employees for stock awards	(488)	—	—	—	(488)
Net cash used in financing activities	$(13,886)	$(25,125)	$—	$25,125	$(13,886)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,872)	30,646	32	—	5,806
Cash, cash equivalents and restricted cash – beginning of period	28,877	13,518	147	—	42,542
Cash, cash equivalents and restricted cash – end of period	$4,005	$44,164	$179	$—	$48,348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2019 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A, "Risk Factors" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

On March 11, the World Health Organization characterized the outbreak of COVID-19 a global pandemic. We continue to be uncertain of the full magnitude or duration of the business and economic impacts resulting from the measures enacted to contain this outbreak as the impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, customers, industry, and workforce; however, the Company is not able to estimate all the effects the COVID-19 outbreak will have on its results of operations, financial condition or liquidity for the year-ended December 31, 2020 given the rapid evolution of this outbreak and related containment responses.  In addition to the following factors, reference is made to Part II, Item 1A of this this quarterly report on Form 10-Q for a discussion of material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019.

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

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues:
Home sales	$77,757	$140,464	$173,416	$239,650
Land sales	10	—	157	—
Fee building, including management fees	21,193	22,285	57,420	41,947
	98,960	162,749	230,993	281,597
Cost of Sales:
Home sales	66,216	123,525	150,938	210,094
Home sales impairments	19,000	—	19,000	—
Land sales	10	—	157	—
Fee building	20,985	21,770	56,482	41,038
	106,211	145,295	226,577	251,132
Gross Margin:
Home sales	(7,459)	16,939	3,478	29,556
Land sales	—	—	—	—
Fee building	208	515	938	909
	(7,251)	17,454	4,416	30,465

Home sales gross margin	(9.6)%	12.1%	2.0%	12.3%
Home sales gross margin before impairments(1)	14.8%	12.1%	13.0%	12.3%
Land sales gross margin	—%	N/A	—%	N/A
Fee building gross margin	1.0%	2.3%	1.6%	2.2%

Selling and marketing expenses	(6,386)	(9,683)	(13,852)	(18,362)
General and administrative expenses	(6,892)	(5,841)	(12,915)	(13,232)
Equity in net income (loss) of unconsolidated joint ventures	(19,962)	185	(21,899)	369
Interest expense	(1,271)	—	(1,989)	—
Project abandonment costs	(94)	(14)	(14,130)	(19)
Gain on early extinguishment of debt	702	552	579	969
Other income (expense), net	(68)	(88)	155	(276)
Pretax income (loss)	(41,222)	2,565	(59,635)	(86)
(Provision) benefit for income taxes	16,929	(974)	26,866	(310)
Net income (loss)	(24,293)	1,591	(32,769)	(396)
Net income attributable to non-controlling interest	—	(19)	—	(19)
Net income (loss) attributable to The New Home Company Inc.	$(24,293)	$1,572	$(32,769)	$(415)

Interest incurred	$6,150	$7,606	$12,530	$15,367
Adjusted EBITDA(2)	$6,394	$11,071	$13,375	$17,946
Adjusted EBITDA margin percentage(2)	6.5%	6.8%	5.8%	6.4%

	LTM(3) Ended June 30,
	2020	2019
Interest incurred	$25,982	$30,416
Adjusted EBITDA(2)	$36,859	$46,536
Adjusted EBITDA margin percentage (2)	6.0%	6.9%
Ratio of Adjusted EBITDA to total interest incurred (2)	1.4x	1.5x

(1)

Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	%	2019	%	2020	%	2019	%
	(Dollars in thousands)
Home sales revenue	$77,757	100.0%	$140,464	100.0%	$173,416	100.0%	$239,650	100.0%
Cost of home sales	85,216	109.6%	123,525	87.9%	169,938	98.0%	210,094	87.7%
Homebuilding gross margin	(7,459)	(9.6)%	16,939	12.1%	3,478	2.0%	29,556	12.3%
Add: Home sales impairments	19,000	24.4%	—	—%	19,000	11.0%	—	—%
Homebuilding gross margin before impairments	$11,541	14.8%	$16,939	12.1%	$22,478	13.0%	$29,556	12.3%

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

					LTM(3) Ended
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$(24,293)	$1,591	$(32,769)	$(396)	$(40,374)	$(14,090)
Add:
Interest amortized to cost of sales excluding impairment charges, and interest expensed (4)	5,872	6,301	12,736	11,153	28,817	23,317
Provision (benefit) for income taxes	(16,929)	974	(26,866)	310	(30,991)	(4,972)
Depreciation and amortization	1,778	2,386	3,623	5,042	7,538	9,027
Amortization of stock-based compensation	521	523	1,110	1,089	2,281	2,475
Cash distributions of income from unconsolidated joint ventures	—	19	—	279	95	279
Severance charges	1,091	—	1,091	1,788	1,091	1,788
Noncash inventory impairments and abandonments	19,094	14	33,130	19	43,405	10,182
Less:
Gain on early extinguishment of debt	(702)	(552)	(579)	(969)	(774)	(969)
Equity in net (income) loss of unconsolidated joint ventures	19,962	(185)	21,899	(369)	25,771	19,499
Adjusted EBITDA	$6,394	$11,071	$13,375	$17,946	$36,859	$46,536
Total Revenue	$98,960	$162,749	$230,993	$281,597	$618,745	$670,377
Adjusted EBITDA margin percentage	6.5%	6.8%	5.8%	6.4%	6.0%	6.9%
Interest incurred	$6,150	$7,606	$12,530	$15,367	$25,982	$30,416
Ratio of Adjusted LTM(3) EBITDA to total interest incurred					1.4x	1.5x

(3)	"LTM" indicates amounts for the trailing 12 months.
(4)	Due to an inadvertent oversight in prior periods, interest amortized to certain inventory impairment charges and to equity in net income (loss) of unconsolidated joint ventures was duplicated in the Adjusted EBITDA calculation. The prior periods have been restated to correct this duplication.

Overview

The Company made solid progress on a number of fronts in the 2020 second quarter as it generated positive order momentum as the quarter progressed, made additional improvements to its cost structure and improved its balance sheet leverage as compared to the prior year period and continued its pivot to more affordable price points.  The Company also addressed certain underperforming assets, which resulted in significant impairments and a loss for the quarter, but should provide a better path forward both from a financial and strategic standpoint.

After experiencing unprecedented uncertainty during the month of April, our monthly absorption pace improved sequentially each month with June ending at 3.6 net orders per community for the month, a 33% increase compared to June 2019. We believe these results were driven by record-low interest rates and pent-up demand for new housing.  Year-over-year orders for April and May decreased 56% and 5%, respectively, before increasing 68% in June, marking the highest monthly net order total in our Company’s history. Our more-affordable communities led the way with an absorption pace 4.3 net orders per community for the month of June. Consistent with our strategic shift to more-affordable product, we opened three new entry-level communities in Gilbert, Arizona in May and ended the 2020 second quarter with 25 active selling communities, up 25% compared to the prior year. The stronger demand later in the quarter contributed to a 14% increase in homes in backlog compared to the 2019 second quarter and positioned us for a better second half of 2020.

Total revenues for the 2020 second quarter were $99.0 million compared to $162.7 million in the prior year period. The year-over-year drop in revenues was driven largely by a lower beginning backlog and slower sales during April resulting from a temporary drop in demand from the pandemic, which impacted our ability to sell and deliver homes during the quarter.  During the 2020 second quarter, the Company realized a $41.2 million pretax loss as compared to pretax income of $2.6 million in the prior year period. The 2020 second quarter included $19.0 million in inventory impairment charges, a $20.0 million joint venture impairment charge related to a land development joint venture in Northern California, and $1.1 million in severance charges. Net loss attributable to the Company for the 2020 second quarter was $24.3 million, or ($1.32) per diluted share, compared to net income of $1.6 million, or $0.08 per diluted share, for the prior year period. Excluding the impairment and severance charges and a $1.8 million net deferred tax asset remeasurement benefit, adjusted net loss for the 2020 second quarter was ($0.7) million*, or ($0.04)* per diluted share. Other factors contributing to the year-over-year increase in net loss for the 2020 second quarter included a 45% decrease in home sale revenues and a $1.3 million increase in interest expense.

The Company generated operating cash flow of $4.7 million for the 2020 second quarter and ended the quarter with $85.6 million in cash and cash equivalents and no borrowings outstanding under its revolving credit facility. The Company also strengthened its balance sheet by extending the maturity date of its bank credit facility to September 30, 2021 and repurchased and retired $5.8 million in principal of its 7.25% Senior Notes due 2022 at a discount. The Company repurchased 817,300 shares of our common stock during the 2020 second quarter for $1.5 million, or an average price of $1.80 per share. At June 30, 2020, the Company had a debt-to-capital ratio of 60.0% and a net debt-to-capital ratio of 51.5*%, which represented a 620-basis point improvement compared to the 2019 second quarter.

As the COVID-19 pandemic is still impacting lives around the world and in our markets, we continue to prioritize the health and safety of our employees, trade partners and home buyers.  Despite the uncertainty related to this pandemic, we believe pent up demand for housing continues to be strong and that The New Home Company is on more solid footing moving forward.

*Net debt-to-capital ratio, adjusted net loss and adjusted net loss per diluted share are non-GAAP measures. For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of adjusted net loss and adjusted net loss per diluted share to the appropriate GAAP measures, please see below.

Non-GAAP Footnote (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)

Net income (loss) attributable to The New Home Company Inc.	$(24,293)	$1,572	$(32,769)	$(415)
Inventory impairments, abandoned project costs, joint venture impairments and severance charges, net of tax	25,414	—	34,847	1,113
Noncash deferred tax asset remeasurement	(1,827)	—	(3,941)	—
Adjusted net income (loss) attributable to The New Home Company Inc.	$(706)	$1,572	$(1,863)	$698

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(1.32)	$0.08	$(1.71)	$(0.02)
Diluted	$(1.32)	$0.08	$(1.71)	$(0.02)

Adjusted earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$(0.04)	$0.08	$(0.10)	$0.03
Diluted	$(0.04)	$0.08	$(0.10)	$0.03

Weighted average shares outstanding:
Basic	18,341,549	20,070,914	19,146,687	20,028,600
Diluted	18,341,549	20,095,533	19,146,687	20,082,018 (1)

Inventory impairments	$19,000	$—	$19,000	$—
Abandoned project costs related to Arizona luxury condominium community	—	—	14,000	—
Joint venture impairments related to joint venture exits	20,038	—	22,325	—
Severance charges	1,091	—	1,091	1,788
Less: Related tax benefit	(14,715)	—	(21,569)	(675)
Inventory impairments, abandoned project costs, joint venture impairments and severance charges, net of tax	$25,414	$—	$34,847	$1,113

(1)	Applicable only for diluted earnings per share for adjusted earning per share calculation.

Results of Operations

Net New Home Orders

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
	2020	2019	Amount	%	2020	2019	Amount	%

Net new home orders:
Southern California	75	90	(15)	(17)%	137	148	(11)	(7)%
Northern California	60	53	7	13%	128	98	30	31%
Arizona	29	11	18	164%	31	20	11	55%
Total net new home orders	164	154	10	6%	296	266	30	11%

Monthly sales absorption rate per community: (1)
Southern California	2.3	2.5	(0.2)	(8)%	2.1	2.0	0.1	5%
Northern California	1.9	2.3	(0.4)	(17)%	2.1	2.2	(0.1)	(5)%
Arizona	3.2	1.8	1.4	78%	2.2	1.7	0.5	29%
Total monthly sales absorption rate per community (1)	2.2	2.4	(0.2)	(8)%	2.1	2.0	0.1	5%

Cancellation rate	11%	11%	—%	NA	14%	12%	2%	NA

Selling communities at end of period:
Southern California					11	11	—	—%
Northern California					10	7	3	43%
Arizona					4	2	2	100%
Total selling communities					25	20	5	25%

Average selling communities:
Southern California	11	12	(1)	(8)%	11	12	(1)	(8)%
Northern California	11	8	3	38%	10	8	2	25%
Arizona	3	2	1	50%	2	2	—	—%
Total average selling communities	25	22	3	14%	23	22	1	5%

(1)	Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2020 second quarter increased 6% as compared to the same period in 2019 primarily due to a 14% increase in total average selling communities, partially offset by a decline in the monthly sales absorption rate due to slow sales activity in the early part of the quarter as a result of the stay-at-home orders implemented in the latter part of the 2020 first quarter related to COVID-19. However, sales increased substantially in June 2020 as COVID-19 restrictions eased and the 2020 second quarter monthly absorption pace increased 10% sequentially over the 2020 first quarter. Historically low interest rates and a shortage of resale inventory due to restricted accessibility from the pandemic contributed to increased buyer demand and the Company recorded the highest sales month in its history during June 2020 with net new orders up 68% compared to June 2019.  The Company has also benefited from the success of its enhanced virtual selling platform from which a large portion of our net new orders generated during the 2020 second quarter.  Home buyers are demonstrating an increased level of comfort with shopping for homes online allowing our sales team to identify qualified, motivated buyers and convert those leads into sales in a much more cost-effective way versus the traditional sales model.

Partially offsetting the decline in the monthly sales absorption pace for our California communities was a 78% increase in the monthly sales pace for Arizona, attributable to the successful opening of its entry-level masterplan community in Gilbert, Arizona during the 2020 second quarter, which had a combined monthly sales pace of 4.0 for its three selling communities. The decline in monthly sales absorption pace for Southern California was primarily due to the 2019 second quarter benefiting from strong order volume from our community of attached court homes located in the Inland Empire, which experienced its highest sales pace since its opening during that prior period. Northern California sales pace also decreased in the 2020 second quarter compared to the prior year period, due to weakened demand for some of our Sacramento communities, especially early in the quarter. Notwithstanding the decrease in sales pace for Northern California, the increase in average selling communities contributed to an increase in net new home orders for the 2020 second quarter.

Net new home orders for the six months ended June 30, 2020 increased 11% as compared to the same period in 2019, as a pick up in demand during the latter part of the 2020 second quarter resulted in a 5% increase in the monthly sales absorption rate. A 5% year-over-year increase in average selling communities also contributed to the increase in orders for the 2020 year-to-date period and resulted in an ending community count of 25 compared to 20 for the prior year period.

Demand was strongest during the six months ended June 30, 2020 for our more-affordable, entry-level product, which averaged a monthly sales pace of 2.6 per community compared to a total of 2.1 per community for the company wide average. We opened six new communities during 2020, the majority of which fall under our entry-level product category. The sales pace for our entry-level product benefited the most from an existing Northern California masterplan community in Vacaville as well as a popular community of paired homes in Rancho Mission Viejo in Southern California. In addition to the success with our entry-level product, the sales pace for our first time move up product increased 38% year-over-year, primarily due to strong order volume from our recently opened single family detached community in Rancho Mission Viejo, as each phase release continues to sell well.

The Company’s cancellation rate for the 2020 second quarter was flat with the prior year at 11%. The cancellation rate for the six months ended June 30, 2020 was 14%, a modest increase from 12% for the comparable prior year period. The increase in the cancellation rate was due to increased cancellations occurring in March and April as a result of the economic impact COVID-19 had on our buyers' confidence.

Backlog

	As of June 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	91	$74,547	$819	86	$92,438	$1,075	6%	(19)%	(24)%
Northern California	117	81,909	700	85	71,648	843	38%	14%	(17)%
Arizona	27	12,337	457	36	37,503	1,042	(25)%	(67)%	(56)%
Total	235	$168,793	$718	207	$201,589	$974	14%	(16)%	(26)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of June 30, 2020 was up 14% as compared to the prior year period primarily due to a lower quarterly backlog conversion rate for the 2020 second quarter coupled with a 6% increase in net orders resulting from a higher average community count. The decrease in the conversion rate to 59% for the 2020 second quarter as compared to 74% in the prior year period resulted from a lower beginning backlog to start the 2020 second quarter due to weaker demand and higher cancellations in March and April stemming from economic volatility from COVID-19, including severe job losses and turmoil in the financial and mortgage markets, which resulted in a temporary decline in consumer confidence and housing demand. The dollar value of backlog at the end of the 2020 second quarter was down 16% year-over-year to $168.8 million, primarily due to a 26% decrease in average selling price as the Company continues its pivot to more-affordable product.

The year-over-year decline in backlog dollar value and average price was greatest in Arizona, due to the 2020 second quarter opening of a mini masterplan in Gilbert consisting of an entry-level neighborhood with three distinct selling communities, which have average base selling prices starting around $300,000. Prior year backlog units for Arizona were mainly comprised of homes from our higher-end, closed-out community in Gilbert, Arizona where the average price of homes in backlog was $1.0 million at June 30, 2019. The 25% decrease in the number of homes in backlog for Arizona was primarily due to a low beginning backlog as a result of two nearly closed-out communities with limited inventory and low order volume.  Northern California’s 38% increase in backlog units was the highest of the divisions due to higher beginning backlog units, a decrease in backlog conversion rate to 46% for the 2020 second quarter from 62% in the prior year period, and a 13% increase in orders from a higher number of average selling communities. The increase in the number of homes in Northern California backlog contributed to a 14% increase in backlog dollar value, which was partially offset by a 17% decrease in the average price as the division's community growth has been concentrated within the more-affordable Sacramento region. In Southern California, the increase in ending backlog units for the 2020 second quarter was offset by a decrease in total backlog dollar value as a result of the 24% decrease in average selling price.  The mix of homes in Southern California ending backlog shifted to more-affordable communities, as the prior year had a higher number of homes in backlog with average selling prices over $1.0 million, including a large concentration at a luxury community in south Orange County which was near close-out at June 30, 2020.

Due to the uncertainty surrounding the COVID-19 pandemic, we could experience higher cancellation rates compared to prior periods related to homes within our backlog as of June 30, 2020.

Lots Owned and Controlled

	As of June 30,		Increase/(Decrease)
	2020	2019	Amount	%
Lots Owned:
Southern California	397	581	(184)	(32)%
Northern California	558	729	(171)	(23)%
Arizona	397	294	103	35%
Total	1,352	1,604	(252)	(16)%
Lots Controlled:(1)
Southern California	415	200	215	108%
Northern California	210	503	(293)	(58)%
Arizona	262	477	(215)	(45)%
Total	887	1,180	(293)	(25)%
Total Lots Owned and Controlled - Wholly Owned	2,239	2,784	(545)	(20)%
Fee Building Lots(2)	892	1,231	(339)	(28)%

(1)

Includes lots that we control under purchase and sale agreements or option agreements that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled decreased 20% year-over-year to 2,239 lots, of which 40% were controlled through option contracts compared to 42% optioned in the prior year period. The decrease in wholly owned lots owned and controlled was due to more deliveries in the last twelve months ended June 30, 2020 than lots contracted during the same period, the sale of certain lots in Northern California as part of a strategic decision to generate cash flow and reduce our concentration of capital investments in certain markets, and the termination of a purchase contract for lots in Northern California that the Company decided to no longer pursue. The Company reduced the level of land acquisition over the last year as a result of its focus to generate cash flows and reduce its leverage.

The decrease in fee building lots at June 30, 2020 as compared to the prior year period was primarily attributable to the delivery of 377 homes to customers during the last twelve months ended June 30, 2020, partially offset by a new contract for 38 lots located in Irvine, California in the same period.

Home Sales Revenue and New Homes Delivered

	Three Months Ended June 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	50	$41,440	$829	91	$95,534	$1,050	(45)%	(57)%	(21)%
Northern California	48	30,156	628	53	37,296	704	(9)%	(19)%	(11)%
Arizona	5	6,161	1,232	7	7,634	1,091	(29)%	(19)%	13%
Total	103	$77,757	$755	151	$140,464	$930	(32)%	(45)%	(19)%

	Six Months Ended June 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	118	$104,457	$885	152	$160,127	$1,053	(22)%	(35)%	(16)%
Northern California	77	50,420	655	81	56,035	692	(5)%	(10)%	(5)%
Arizona	15	18,539	1,236	17	23,488	1,382	(12)%	(21)%	(11)%
Total	210	$173,416	$826	250	$239,650	$959	(16)%	(28)%	(14)%

New home deliveries decreased 32% for the 2020 second quarter compared to the prior year period. The decrease in deliveries was the result of lower beginning backlog coupled with a lower backlog conversion rate during the 2020 second quarter as a result of the slowdown in sales at the beginning of the quarter which led to fewer speculative homes sold and delivered during the quarter.  The 2019 second quarter had a higher backlog conversion rate due to success with selling and delivering more speculative homes during this quarter. Home sales revenue for the three months ended June 30, 2020 declined 45% compared to the same period in 2019, primarily due to the decrease in new home deliveries, and to a lesser extent, a 19% decrease in average sales price per delivery for the period. The decrease in average selling price for the period was consistent with the Company's strategic shift to more-affordable product.

The decrease in home sales revenue was primarily driven by Southern California, where homes sales revenue was down 57% year-over-year due to 45% less deliveries in the 2020 second quarter and a 21% decline in average selling price.  Southern California deliveries were down due to lower beginning backlog, a 17% year-over-year decrease in orders and a lower backlog conversion rate compared to the 2019 second quarter.  A product mix shift in our 2020 second quarter deliveries to our more-affordable Inland Empire communities from higher-priced, close-out communities in Orange County and Los Angeles during the 2019 second quarter drove the decrease in average selling price for Southern California.  In Northern California, 2020 second quarter home sales revenue was down 19% due to a 9% decrease in homes delivered and an 11% decline in average selling price related to a shift in deliveries from the higher-priced Bay Area to the more-affordable Sacramento region. The decrease in home sales revenue for Arizona was primarily due to fewer units delivered, but was partially offset by a 13% increase in average sales price due to product mix.

New home deliveries decreased 16% for the six months ended June 30, 2020 compared to the prior year period due to a lower number of homes in backlog at the beginning of the period. Home sales revenue for the six months ended June 30, 2020 decreased 28% compared to the same period in 2019, due to the decrease in new home deliveries and a 14% decrease in average sales price per delivery for the period. Average selling price was down in Southern California due to the 2019 period including deliveries from several higher-priced, closed-out Orange County and Los Angeles communities. Average selling price in Northern California slightly declined due to the increase in deliveries from more-affordable communities and fewer Bay Area deliveries, which generally are high-priced, during the first half of 2020 as compared to the prior year period.  In Arizona, the decrease in average sales price was primarily due to the decline in average sales price for our luxury condominium project in Scottsdale, Arizona as a result of significantly higher sales incentives during the 2020 period.

Homebuilding Gross Margin

Homebuilding gross margin for the 2020 second quarter was (9.6%) compared to 12.1% for the prior period.  Homebuilding gross margin for the 2020 second quarter included $19.0 million in noncash inventory impairment charges related to five homebuilding communities experiencing slower sales pace due to the COVID-19 pandemic, resulting in higher incentives and carrying costs for these projects.  No inventory impairment charges were recorded during the 2019 second quarter.  For more information on these impairments, please refer to Note 4 of the Notes to our condensed consolidated financial statements.  Excluding impairment charges, homebuilding gross margin was 14.8% for the 2020 second quarter as compared to 12.1% for the prior year period.  The 270 basis point increase was primarily due to a $2.2 million benefit from a profit participation settlement related to two communities during the 2020 second quarter and a product mix shift.  The positive product mix shift was driven by a higher percentage of our total homes sales revenue generated at more affordably-priced communities, which have had higher gross margins.  These items were partially offset by a 160 basis point increase in interest costs included  in cost of home sales.  Adjusted homebuilding gross margin, which excludes homes sales impairments and interest in cost of home sales, was 20.8% and 16.5% for the 2020 and 2019 second quarters, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP measure to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of impairment charges and interest in cost of sales, the 430 basis point improvement in the 2020 second quarter was a result of the profit participation settlement and a product mix shift.

Homebuilding gross margin for the six months ended June 30, 2020 and 2019 was 2.0% and 12.3%, respectively.  The 2020 period included $19.0 million in inventory impairment charges as discussed above while the 2019 period included no impairments.  Excluding impairments, homebuilding gross margin was 13.0% compared to 12.3% for the six months ended June 30, 2020 and 2019, respectively.  The 70 basis point increase was due to a $2.2 million benefit from a profit participation settlement during the 2020 second quarter and a product mix shift, partially offset by higher interest in cost of home sales.  Adjusted homebuilding gross margin, which excludes impairments and interest in cost of home sales, was 19.2% and 17.0% for the six months ended June 30, 2020 and 2019, respectively. The 220 basis point increase in adjusted homebuilding gross margin for the 2020 period was primarily a result of the profit participation settlement and a product mix shift.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	%	2019	%	2020	%	2019	%
	(Dollars in thousands)
Home sales revenue	$77,757	100.0%	$140,464	100.0%	$173,416	100.0%	$239,650	100.0%
Cost of home sales	85,216	109.6%	123,525	87.9%	169,938	98.0%	210,094	87.7%
Homebuilding gross margin	(7,459)	(9.6)%	16,939	12.1%	3,478	2.0%	29,556	12.3%
Add: Home sales impairments	19,000	24.4%	—	—%	19,000	11.0%	—	—%
Homebuilding gross margin before impairments(1)	11,541	14.8%	16,939	12.1%	22,478	13.0%	29,556	12.3%
Add: Interest in cost of home sales	4,601	6.0%	6,301	4.4%	10,747	6.2%	11,153	4.7%
Adjusted homebuilding gross margin(1)	$16,142	20.8%	$23,240	16.5%	$33,225	19.2%	$40,709	17.0%

(1)

Homebuilding gross margin before impairments (also referred to as homebuilding gross margin excluding impairments) and adjusted homebuilding gross margin (or homebuilding gross margin excluding impairments and interest in cost of homes sales) are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that impairments, leverage, and our cost of debt capital have on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Land Sales

During the three and six months ended June 30, 2020, the Company recognized $10,000 and $157,000 of deferred revenue, respectively, for the remaining completed work on a land sale that initially occurred in the 2019 third quarter. There was no land sales revenue for the same period in 2019.

Fee Building

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	%	2019	%	2020	%	2019	%
	(Dollars in thousands)
Fee building revenues	$21,193	100.0%	$22,285	100.0%	$57,420	100.0%	$41,947	100.0%
Cost of fee building	20,985	99.0%	21,770	97.7%	56,482	98.4%	41,038	97.8%
Fee building gross margin	$208	1.0%	$515	2.3%	$938	1.6%	$909	2.2%

In the 2020 second quarter, fee building revenues decreased 5% from the prior year period, driven by a slowdown in construction activity at fee building communities in Irvine, California as a result of lower demand levels in that market. Additionally, management fees from joint ventures and construction management fees from third parties, which are included in fee building revenue, decreased year-over-year by $0.7 million for the 2020 second quarter. Included in fee building revenues for the three months ended June 30, 2020 and 2019 were (i) $20.8 million and $21.2 million of billings to land owners, respectively, and (ii) $0.4 million and $1.1 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended June 30, 2020 and 2019, one customer comprised 94% and 95%, respectively, of fee building revenue.

The cost of fee building decreased 4% in the 2020 second quarter compared to the prior year period primarily due to lower allocated G&A expenses, and to a lesser extent, the decrease in fee building activity, which was partially offset by accrued severance for a reduction in force of fee building personnel due to a production slowdown. The amount of G&A expenses included in the cost of fee building was $0.8 million and $1.5 million for the 2020 and 2019 second quarters, respectively. Fee building gross margin decreased to $0.2 million for the three months ended June 30, 2020 from $0.5 million in the prior year period primarily due to $0.2 million of severance charges included in the cost of fee building during the 2020 second quarter.

For the six months ended June 30, 2020, fee building revenues increased 37% from the prior year period, due to an increase in construction activity at fee building communities in Irvine, California during the 2020 first quarter, which subsequently slowed due to COVID-19 in the 2020 second quarter. Included in fee building revenues for the six months ended June 30, 2020 and 2019 were (i) $56.5 million and $39.6 million of billings to land owners, respectively, and (ii) $0.9 million and $2.3 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the six months ended June 30, 2020 and 2019, one customer comprised 97% and 93%, respectively, of fee building revenue.

The cost of fee building increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the increase in fee building activity and severance costs mentioned above, partially offset by lower allocated G&A expenses due to lower joint venture activity and management fees. The amount of G&A expenses included in the cost of fee building was $1.8 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. Fee building gross margin percentage decreased to 1.6% for the six months ended June 30, 2020 from 2.2% in the prior year period primarily due to the decrease in management fees from unconsolidated joint ventures and third-party land owners and the $0.2 million of severance charges included in the 2020 second quarter, as previously mentioned, partially offset by the decrease in allocated G&A expenses.

Selling, General and Administrative Expenses

	Three Months Ended		As a Percentage of		Six Months Ended		As a Percentage of
	June 30,		Home Sales Revenue		June 30,		Home Sales Revenue
	2020	2019	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Selling and marketing expenses	$6,386	$9,683	8.2%	6.9%	$13,852	$18,362	8.0%	7.7%
General and administrative expenses ("G&A")	6,892	5,841	8.9%	4.2%	12,915	13,232	7.4%	5.5%
Total selling, marketing and G&A ("SG&A")	$13,278	$15,524	17.1%	11.1%	$26,767	$31,594	15.4%	13.2%

G&A	$6,892	$5,841	8.9%	4.2%	$12,915	$13,232	7.4%	5.5%
Less: Severance charges	(873)	—	(1.2)%	—%	(873)	(1,788)	(0.5)%	(0.8)%
G&A, excluding severance charges	$6,019	$5,841	7.7%	4.2%	$12,042	$11,444	6.9%	4.7%

Selling and marketing expenses	$6,386	$9,683	8.2%	6.9%	$13,852	$18,362	8.0%	7.7%
G&A, excluding severance charges	6,019	5,841	7.7%	4.2%	12,042	11,444	6.9%	4.7%
SG&A, excluding severance charges	$12,405	$15,524	15.9%	11.1%	$25,894	$29,806	14.9%	12.4%

During the 2020 second quarter, our SG&A rate as a percentage of home sales revenue was 17.1% as compared to 11.1% in the prior year period. The 600 basis point increase was primarily due to a 45% drop in  home sales revenue during the 2020 second quarter and to a lesser extent, $0.9 million in pretax severance charges in the 2020 second quarter related to staffing reductions made to lower headcount as a result of lower revenue volumes which were negatively impacted by COVID-19. Excluding severance charges, the Company’s SG&A rate for the 2020 second quarter was 15.9% as compared to 11.1% in the prior year period. The 480 basis point increase was primarily due to the decline in home sales revenue, as overall SG&A spend was down year-over-year, as well as a $0.7 million reduction in G&A expenses allocated to fee building cost of sales during the 2020 second quarter.  These items were partially offset by lower amortization of capitalized selling and marketing costs, advertising and model operation cost savings, and a reduction in personnel costs.

During the six months ended June 30, 2020, our SG&A rate as a percentage of home sales revenue was 15.4%, up 220 basis points from the comparable prior year period. The 2020 period included $0.9 million in pretax severance charges, as mentioned above. The 2019 period included $1.8 million in pretax severance charges taken in the 2019 first quarter related to reducing headcount, including the departure of one of our executive officers. Excluding these severance charges, the Company’s SG&A rate for the six months ended June 30, 2020 was 14.9% compared to 12.4% in the prior year period. The 250 basis point increase was due to the decrease in home sales revenue and a $1.2 million year-over-year reduction in G&A expenses allocated to fee building cost of sales, which was partially offset by lower amortization of capitalized selling and marketing costs, advertising and model operation cost savings, and a reduction in personnel costs.

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

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of June 30, 2020 and 2019, we had ownership interests in 10 unconsolidated joint ventures, five of which have active homebuilding or land development operations. We own interests in our unconsolidated joint ventures that generally range from 5% to 35% and these interests vary by entity.

The Company’s joint venture activity for the three months ended June 30, 2020 and 2019 resulted in pretax loss of $20.0 million and pretax income of $0.2 million, respectively. For the for the six months ended June 30, 2020 and 2019, the Company’s joint venture activity resulted in $21.9 million of pretax loss and $0.4 million of pretax income, respectively.  The year-over-year decrease in joint venture income for the 2020 second quarter and year-to-date periods was primarily related to other-than-temporary impairment charges taken by the Company related to its investments in two unconsolidated land development joint ventures.  During the 2020 second quarter, the Company recognized a $20.0 million other-than-temporary impairment charge in connection with its intent to exit the Russell Ranch land development joint venture in Folsom, California. The Company determined that the expected financial returns relative to the required future capital contributions did not outweigh the related market and cost risks for this development.  In addition, exiting the venture allows the Company to pursue certain federal tax loss carryback refund opportunities form the passage of the CARES Act as well as preserve future capital. As a result, the Company determined that the value of its investment is not recoverable and wrote off its investment balance and recorded its remaining costs to complete. This impairment charge reflects the Company's current estimates but actual losses associated with exiting the joint venture could differ materially based on the ultimate sales price of the underlying asset. In addition, the Company recorded a $2.3 million impairment charge during the 2020 first quarter related to its investment in the Bedford joint venture as the result of an agreement by the Company to sell its interest in this joint venture to our partner for less than our current carrying value.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
	2020	2019	Amount	%	2020	2019	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Operational Data
Net new home orders	3	28	(25)	(89)%	15	64	(49)	(77)%
New homes delivered	30	53	(23)	(43)%	50	90	(40)	(44)%
Average sales price of homes delivered	$873	$954	$(81)	(8)%	$915	$985	(70)	(7)%

Home sales revenue	$26,198	$50,567	$(24,369)	(48)%	$45,746	$88,694	$(42,948)	(48)%
Land sales revenue(1)	4,092	8,511	(4,419)	(52)%	16,191	12,671	3,520	28%
Total revenues	$30,290	$59,078	$(28,788)	(49)%	$61,937	$101,365	$(39,428)	(39)%
Net income	$1,618	$1,790	$(172)	(10)%	$2,980	$2,303	$677	29%

Selling communities at end of period					2	6	(4)	(67)%
Backlog (dollar value)					$11,683	$44,775	$(33,092)	(74)%
Backlog (homes)					14	50	(36)	(72)%
Average sales price of backlog					$835	$896	$(61)	(7)%

Homebuilding lots owned and controlled					24	121	(97)	(80)%
Land development lots owned and controlled					1,768	1,924	(156)	(8)%
Total lots owned and controlled					1,792	2,045	(253)	(12)%

(1)	Land sales revenue for the six months ended June 30, 2020 includes $7.0 million of revenues related to the sale of a mixed use building sold by a homebuilding joint venture.

Interest Expense

During the three and six months ended June 30, 2020, we expensed $1.3 million and $2.0 million of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835, Interest.  To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

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

Gain on Early Extinguishment of Debt

During the three months ended June 30, 2020, the Company repurchased and retired approximately $5.8 million in face value of its 7.25% Senior Notes due 2022 for a cash payment of approximately $5.0 million.  During the six months ended June 30, 2020, the Company repurchased and retired approximately $10.5 million of its Notes for a cash payment of approximately $9.8 million.  The Company recognized a gain on early extinguishment of debt of $0.7 million and $0.6 million for the three and six months ended June 30, 2020, respectively, which included the respective write-off of approximately $49,000 and $95,000 of unamortized discount, premium and debt issuance costs associated with the Notes retired.  During the three months ended June 30, 2019, the Company repurchased and retired approximately $7.0 million in face value of the Notes for a cash payment of approximately $6.3 million.  During the six months ended June 30, 2019, the Company repurchased and retired approximately $12.0 million of its Notes for a cash payment of approximately $10.9 million. For the three and six months ended June 30, 2019, the Company recognized a total gain on early extinguishment of debt of $0.6 million and $1.0 million, respectively, which included the write-off of approximately $90,000 and $160,000, respectively, of unamortized discount, premium and debt issuance costs associated with the Notes retired.

Provision/Benefit for Income Taxes

For the three and six months ended June 30, 2020.  the Company recorded an income tax benefit of $16.9 million and $26.9 million, respectively.  The Company's effective tax rates for the three and six months ended June 30, 2020, include the benefit associated with net operating loss carrybacks to years when the Company was subject to a 35% federal tax rate.  The effective tax rates for both 2020 periods differ from the federal statutory rate due the net operating loss carryback benefit, discrete items, state income tax rates and tax credits for energy efficient homes.  The discrete benefit for the three months ended June 30, 2020 totaled $1.8 million and was primarily related to the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") signed into law on March 27, 2020.  Discrete items for the six months ended June 30, 2020 totaled a $9.9 million benefit, $5.8 million of which related to the $14.0 million project abandonment noncash charge recorded during the 2020 first quarter and a $3.9 million benefit related to the CARES Act.  For more information on the abandonment costs, please refer to Note 4 of the Notes to our condensed consolidated financial statements.  The CARES Act allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  For the three and six months ended June 30, 2020, the Company recognized a $1.8 million and $3.9 million discrete benefit, respectively, related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.

For the three and six months ended June 30, 2019, the Company recorded an income tax provision of $1.0 million and $0.3 million, respectively.  The Company's effective tax rates for 2019 periods differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The provision for discrete items totaled $0.3 million for the six months ended June 30, 2019 related to stock compensation and state income tax rate changes.

Trends and Uncertainties

On March 11, the World Health Organization characterized the outbreak of COVID-19 a global pandemic.  There continues to be uncertainty regarding the impact and the duration of disruption that the COVID-19 outbreak and related containment and economic relief efforts will have on the economy, capital markets, consumer confidence, buyer demand for homes and availability of mortgage lending.  The magnitude to which these factors will impact our business and results of operations is highly uncertain and cannot be predicted.

The health and safety of our employees remains our primary focus during this pandemic.  We have implemented the following actions in response to the pandemic: several health and safety protocols to protect our employees, trade partners and customers as required by state and local government agencies and taking into consideration the CDC and other public health authorities’ guidelines.  While over the past several months, state and local governments began to relax certain "stay-at-home" and similar public health mandates that were implemented in response to the COVID-19 pandemic, with the resurgence of COVID-19 cases in many of the markets in which we operate, there is no assurance as to what level of activity may be permitted to continue.  We have been able to continue most of our homebuilding operations during the government-mandated "stay-at-home" orders as residential construction was designated as an essential business as part of critical infrastructure in most jurisdictions in which we operate and homebuilding operations are continuing at all of our jobsites with appropriate safety measures in place.  In late June 2020, our model home sales offices reopened to the public with appropriate enhanced sanitation and social-distancing measures in place.  While appointments are not necessary, they are still encouraged, and our sales operations continue to leverage our virtual sales tools to connect with our customers online.  Our customer care warranty activities are limited to emergency and urgent work orders as well as request for exterior work to limit public contact.  Although we allowed our corporate and divisional offices to reopen at limited capacity during June 2020, we actively encourage our employees to utilize a work-from-home model where practicable to further limit capacity.  During the reopening process, we instituted several safety protocols, such as distancing and personal protective equipment requirements and enhanced premises cleaning, all in accordance with applicable public health orders and advice.

While all of the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they do impact our ability to operate our business in its ordinary and traditional course.  These actions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace and delayed home construction and deliveries for certain projects during the latter part of March and through much of the second quarter.  The potential magnitude or duration of the business, operational and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

We are, however, encouraged by our ability at the end of the 2020 second quarter to effectively resume nearly all of our operations and the recent improvements in net new orders and our cancellation rate, which we believe are indicators of underlying strength in the overall housing market and the markets in which we operate. During the 2020 second quarter, net new orders increased 6% on a year-over-year basis.  This increase was led by June new orders which were driven by a 33% increase in sales pace.  Our cancellation rate for the 2020 second quarter also returned closer to a more normalized level of 11%, which is even with the 2019 second quarter rate and down sequentially from 16%  for the 2020 first quarter.  Our year-over-year order improvement and even cancellation rate for the 2020 second quarter are not necessarily indicative of future results due to various factors including seasonality, anticipated community openings and closeouts, and continued uncertainty surrounding the economic and housing market environments due to the impacts of the ongoing COVID-19 pandemic and the related COVID-19 control responses, as further discussed below under Part II, Item 1A - Risk Factors.

As the economy and housing markets continue to recover from the severe impacts of the pandemic and related COVID-19 control responses, we hope employment, consumer confidence and other fundamental business factors will also improve. However, the speed, trajectory and strength of any such recovery remains highly uncertain, and could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections in many states, including the markets in which we operate without the availability of generally effective therapeutics or a vaccine for the disease. Given this uncertainty, the Company has taken steps to preserve capital by implementing additional cost cutting measures, curtailing the acquisition and development of land, renegotiating lot takedown arrangements and limiting the number of speculative homes under construction.  Additionally, during the six months ended June 30, 2020, strategic decisions were made to (i) structure an exit from a land development joint venture in Northern California which resulted in a $20.0 million other-than-temporary impairment charge in 2020 second quarter, (ii) to walk away from further development at a wholly owned community in Scottsdale, Arizona resulting in a $14.0 million project abandonment charge during the 2020 first quarter, and (iii) agree to exit a land development joint venture in Southern California which resulted in a $2.3 million other-than-temporary impairment charge in the 2020 first quarter.  By not continuing with these projects, the Company will avoid significant capital outlays and help preserve capital for the future, as well as be able to seek federal tax refunds and receive a payment of approximately $5.1 million in the case of our Southern California joint venture exit.

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

Liquidity and Capital Resources

Overview

Our principal sources of capital for the six months ended June 30, 2020 were cash generated from home sales activities, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the six months ended June 30, 2020 were land purchases, land development, home construction, repurchases of the Company's common stock and bonds, contributions and advances to our unconsolidated joint ventures, and payment of operating expenses, interest and routine liabilities.

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

During the six months ended June 30, 2020, we generated cash flows from operating activities of $22.0 million.  We ended the second quarter of 2020 with $85.6 million of cash and cash equivalents, a $6.3 million increase from December 31, 2019.  Generally, we intend to continue reducing our debt levels within our target net leverage ranges in the near term, and then to deploy a portion of cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.  However, the uncertainty of the COVID-19 pandemic may impact our ability to generate cash flows from operations which may limit our debt reduction and land acquisition efforts in the near to mid-term.

As of June 30, 2020 and December 31, 2019, we had $2.9 million and $9.6 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $3.8 million and $10.4 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to operate our business. As of June 30, 2020, we had outstanding borrowings of $297.5 million in aggregate principal related to our Notes and no borrowings outstanding under our credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

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

Senior Notes Due 2022

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes"), in a private placement. The Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "Notes") is payable semiannually in arrears on April 1 and October 1. The maturity date of the Notes is April 1, 2022. The Notes were exchanged in an exchange offer for Notes that are identical to the original Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law. During the six months ended June 30, 2020, the Company repurchased approximately $10.5 million of the Notes at 93.57% of face value reducing the outstanding aggregate principal amount to $297.5 million.

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

Period	Redemption Price
October 1, 2019	103.625%
October 1, 2020	101.813%
April 1, 2021	100.000%

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

	June 30, 2020
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.4	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.50	< 2.25 : 1.0

As of June 30, 2020, we were able to satisfy the leverage condition.

Senior Unsecured Revolving Credit Facility

The Company has an unsecured revolving credit facility ("Credit Facility") with a bank group.  On June 26, 2020, the Company entered into a Third Modification Agreement (the “Modification”) to its Amended and Restated Credit Agreement.  The Modification, among other things, (i) extended the maturity date of the revolving credit facility to September 30, 2021, (ii) decreased (A) the total commitments under the facility to $60 million from $130 million and (B) the accordion feature to $150 million from $200 million, subject to certain financial conditions, including the availability of bank commitments, (iii) reduces the Company's minimum consolidated tangible net worth covenant from $180 million to $150 million plus 50% of the cumulative consolidated net income earned by the Company and its guarantors from and after March 31, 2020 plus 50% of the aggregate proceeds received by the Company (net of reasonable fees and expenses) in connection with any offering of stock or equity in each fiscal quarter commencing on or after March 31, 2020, (iv) reduces the maximum net leverage ratio (subject to a minimum liquidity amount of $10 million) ("net leverage ratio") from 65% to 60%, (v) modifies the restriction on secured indebtedness to an aggregate maximum of $10 million, and (vi) modifies the restriction on repurchases of the Company's senior notes as follows:

Net Leverage Ratio	Maximum Repurchases per Quarter
Greater than 55%	None permitted
Less than or equal to 55%	$5,000,000
Less than or equal to 50%	$10,000,000
Less than or equal to 45%	No Restriction

 As of June 30, 2020, we had no borrowings outstanding under the Credit Facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 3.50% to 4.50% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter; provided that LIBOR shall be subject to a LIBOR floor. As of June 30, 2020, the interest rate under the Credit Facility was 5.00%. Pursuant to the Credit Facility, the Company is required to maintain certain financial covenants as defined in the Credit Facility, including, but not limited to, those listed in the following table:

	June 30, 2020
		Covenant
Financial Covenants	Actual	Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$85,588	$10,000 (1)
EBITDA to Interest Incurred(2)	1.41	> 1.75 : 1.0
Tangible Net Worth(3)	$196,966	$150,000
Net Leverage Ratio	52.7%	< 60%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2 below), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $26.0 million as of June 30, 2020. The Company was in compliance with this requirement with an unrestricted cash balance of $85.6 million at June 30, 2020.

(3)

Our consolidated tangible net worth is reduced by an adjustment equal to the aggregate amount of investments in and advances to unconsolidated joint ventures that exceed 35% of consolidated tangible net worth as calculated without giving effect to this adjustment (the "Adjustment Amount"). The Adjustment Amount was considered in the calculation of consolidated tangible net worth.

The Credit Facility also contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, and limitations on fundamental changes. The Credit Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the Lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events.  As of June 30, 2020, we were in compliance with all covenants under our Credit Facility.

Letters of Credit and Surety Bonds

The following table summarizes our letters of credit and surety bonds as of the dates indicate:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Letters of credit(1)	$—	$—
Surety bonds(2)	41,711	47,593
Total outstanding letters of credit and surety bonds	$41,711	$47,593

(1)	As of June 30, 2020, there is a $10.0 million sublimit for letters of credit available under our Credit Facility.
(2)	The estimated remaining costs to complete as of June 30, 2020 and December 31, 2019 were $12.9 million and $29.1 million, respectively.

Stock Repurchase Program

On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements.  During the three and six months ended June 30, 2020, the Company repurchased and retired 817,300 and 2,051,183 shares of its common stock at an aggregate purchase price of $1.5 million and $3.7 million, respectively.  During the six months ended June 30, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  The purchases were made under a previously announced stock repurchase program that had a remaining purchase authorization of $1.7 million as of June 30, 2020.  Repurchases made from March 20, 2020 through May 11, 2020 were made pursuant to the Company's 10b5-1 plan. All repurchased shares were returned to the status of authorized but unissued.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$295,124	$304,832
Equity, exclusive of non-controlling interest	196,966	232,647
Total capital	$492,090	$537,479
Ratio of debt-to-capital(1)	60.0%	56.7%

Total debt, net of unamortized discount, premium and debt issuance costs	$295,124	$304,832
Less: Cash, cash equivalents and restricted cash	85,732	79,431
Net debt	209,392	225,401
Equity, exclusive of non-controlling interest	196,966	232,647
Total capital	$406,358	$458,048
Ratio of net debt-to-capital(2)	51.5%	49.2%

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

Cash Flows — Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, the comparison of cash flows is as follows:

•	Net cash provided by operating activities was $22.0 million for the six months ended June 30, 2020 compared to $18.9 million for the six months ended June 30, 2019. The year-over-year change was primarily a result of a net increase in cash inflow related to contracts and accounts receivable collected of $6.7 million and the reduction in real estate inventories resulting in a cash inflow of $30.6 million as compared to $25.0 million for the 2019 period. The change in real estate inventories cash flow was driven by a decrease in land acquisition and development spend. The year-over year decrease in net income reduced cash inflow by $32.4 million, but was offset by $19.0 million of noncash inventory impairments, noncash project abandonment costs of $14.0 million, and $22.3 million of noncash impairments to the Company’s investment in two unconsolidated joint ventures recorded during the six months ended June 30, 2020.
•	Net cash used in investing activities was $1.6 million for the six months ended June 30, 2020 compared to $0.8 million of net cash provided by investing activities for the six months ended June 30, 2019. For the six months ended June 30, 2020, net contributions and advances to unconsolidated joint ventures were $1.5 million compared to net distributions from unconsolidated joint ventures of $0.8 million for the six months ended June 30, 2019. The increase in net contributions for the 2020 period was primarily due to a year-over-year reduction in joint venture distributions from our Avanti and Mountain Shadows joint ventures.
•	Net cash used in financing activities was $14.1 million for the six months ended June 30, 2020 compared to $13.9 million for the six months ended June 30, 2019. The increased outflow in 2020 is primarily related to $3.7 million for the repurchase of the Company’s common stock compared to $1.0 million of common stock repurchases in the prior year period. The increase in cash outflow was partially offset by a decrease in cash paid during 2020 to repurchase and retire our notes and a decrease in net repayments on the Company’s credit facility.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of June 30, 2020, we had $12.6 million of nonrefundable and $0 of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $65.9 million, net of deposits. These cash deposits are included as a component of our real estate inventories in our condensed consolidated balance sheets.

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

We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. The Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. The Company has also entered into agreements with its partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of June 30, 2020 and December 31, 2019, $11.6 million and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $2.6 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively.

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

For more information about our off-balance sheet arrangements, please see Note 11 of the Notes to our condensed consolidated financial statements.

As of June 30, 2020, we held membership interests in 10 unconsolidated joint ventures, six of which related to homebuilding activities and four related to land development as noted below. Of the 10 joint ventures, five have active homebuilding or land development activities ongoing and the balance are effectively inactive with only warranty activities. We were a party to two loan-to-value maintenance agreements related to unconsolidated joint ventures as of June 30, 2020. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of June 30, 2020:

			June 30, 2020
	Year		Contribution	Total Joint Venture			NWHM	Debt-to-Total	Loan-to-Value Maintenance	Estimated Future Capital	Lots Owned and
Joint Venture (Project Name)	Formed	Location	%(1)	Assets	Debt(2)	Equity	Equity(3)	Capitalization	Agreement	Commitment(4)	Controlled
			(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$2,105	$—	$330	$99	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	851	—	205	51	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,198	—	1,072	254	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	16,667	1,740	11,869	1,188	13%	Yes	—	12
TNHC Russell Ranch LLC (Russell Ranch)(5)(6)(7)	2013	Folsom, CA	35%	64,773	—	63,902	13,682	—%	N/A	1,100	631
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	323	—	322	150	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	4,937	—	3,594	359	—%	N/A	—	—
TNHC-HW Cannery LLC (Cannery)(6)	2013	Davis, CA	35%	1,790	—	1,788	626	—%	N/A	—	3
Arantine Hills Holdings LP (Bedford)(5)(6)(8)	2014	Corona, CA	5%	143,579	—	141,742	7,087	—%	N/A	—	1,134
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	31,152	9,893	19,818	4,969	33%	Yes	—	12
Total Unconsolidated Joint Ventures				$267,375	$11,633	$244,642	$28,465	5%		$1,100	1,792

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

(2)

Scheduled maturities of the unconsolidated joint venture debt as of June 30, 2020 are as follows: $9.9 million matures in 2020 and $1.7 million matures in 2021. The $9.9 million of Mountain Shadows debt was due December 14, 2019; however, pursuant to the loan agreement, advances made related to the construction of a presold home shall be due and payable 12 months after the initial advance of such loan with the option to extend an additional three months (provided no event of default has occurred). During July 2020, the Bedford loan (of which there was no balance outstanding at June 30, 2020) was modified to extend the maturity date to January 27, 2021 and release the Company from all obligations associated with this loan in connection with our closing the sale of our joint venture interest at Bedford.

(3)

Represents the Company's equity in unconsolidated joint ventures, as reflected in the financial records of the respective joint ventures. Equity does not include $15.5 million of other-than-temporary impairment charges to the Company's investment, interest capitalized to certain investments in unconsolidated joint ventures and certain basis differences, which along with equity, are included in investment in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets.

(4)

Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of June 30, 2020. Actual contributions may differ materially.

(5)

Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the Notes to our condensed consolidated financial statements.

(6)	Land development joint venture.
(7)

The Company's share of capital contributions for certain improvements in the aggregate maximum amount of approximately $26 million is 50%, or $13 million, of which the Company has funded $9.7 million as of June 30, 2020.

(8)	The Company has agreed to sell our interest in this joint venture to our partner and exit the joint venture. This transaction is expected to close during the 2020 third quarter. The purchase price is approximately $5.1 million for the sale of our partnership interest and we will have an option to purchase at market up to 30% of the lots from this masterplan community.

As of June 30, 2020, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and six months ended June 30, 2020.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as late winter and spring home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the opening and closeout of communities.  In addition, as a result of the ongoing uncertainties and evolution of COVID-19, our traditional seasonal pattern is expected to be significantly impacted during 2020 (which, depending on the long-term impacts of the pandemic, may continue into 2021 and beyond).

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing controls and procedures specified in the SEC's rules and forms, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in various claims, legal and regulatory proceedings, and litigation arising in the ordinary course of business, including, without limitation warranty claims and litigation and arbitration proceedings alleging construction defects. We do not believe that any such claims and litigation will materially affect our results of operations or financial position. For a discussion of our legal matters and associated reserves, please see Note 11, Commitments and Contingencies to the accompanying notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q which is incorporated herein by reference.

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and most states and municipalities have declared public health emergencies including the states in which we operate, California and Arizona. Along with these declarations, California and Arizona have enacted, at various times, “stay-at-home”, "shelter-in-place" and other restrictive orders to contain and combat the outbreak and spread of COVID-19 that substantially restricted daily activities for individuals and many businesses to curtail or cease normal operations.

In response to the stay-at-home and shelter-in-place orders in California and Arizona, our model homes and design studios were closed to the public and operated on an appointment-only basis, as permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer.  Associates at our corporate and divisional offices moved to a work-from-home model for nearly all employees.  Construction activities at our job sites within most of the jurisdictions in which we operate were permitted to continue during the stay-at-home and shelter-in-place orders, however, careful protocols were set in place to protect our employees and trade partners that impacted operational efficiency.  The restrictions the Company has taken to contain outbreak as well as a reduction in the availability, capacity and efficiency of municipal and private services necessary to operations has and may continue to temper our sales pace and delay the delivery of our homes at certain communities.

As conditions started to improve in late May as state and local governments in our markets began relaxing the public health restrictions described above and we began to gradually take steps to effectively resume nearly all of our operations (with enhanced safety measures), including reopening our model homes and design studios and expanding construction and customer care service activities to the extent permitted.  However, in late May, the states in which we operate each began to experience a severe spike in transmissions of COVID-19.  Since this time, state and local authorities in California and Arizona have taken various actions to pause the relaxation on restrictions and in some cases re-implement similar restrictive measures and closure orders.  Accordingly, we remain uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, a recession, high unemployment levels, and significant volatility in financial markets and the price of our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to the current or any resurgence in infections, that we will not be able to conduct any business operations in certain of our markets or at all for an indefinite period.

Our business can be negatively impacted as a result of a number of additional factors influenced by the COVID-19 pandemic, including as a result of an unwillingness of customers to visit model homes or employees to return to work due to fears about illness, school closures or other concerns; disruptions to the supply chain for building materials; disruptions in the mortgage financing markets; illness of key executives; inefficiencies due to safety protocols and social distancing; and costs incurred to disinfect contaminated employee work spaces, model homes or construction work sites.

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

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest, similar to what arose at the end of May related to efforts to institute law enforcement and other social and political reforms and which may also affect our business in the short and/or medium-to-longer term; negatively impact mortgage availability or the federal government's mortgage loan-related programs; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products as occurred during the later part of the 2020 first quarter and earlier months of the 2020 second quarter; impair our ability to sell and build homes in a typical manner, or at all, generate revenues and cash flows, and/or access capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase our use of sales incentives and concessions which could adversely affect our margins; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in current and future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. For example, during the 2020 first quarter, the Company decided to terminate its option contract for a luxury condominium project in Scottsdale, Arizona in large part due to significant economic uncertainty related to COVID-19 and recorded an abandonment charge of $14.0 million related to the capitalized costs that have accumulated to the portion of the project that is being abandoned.  Circumstances related to the COVID-19 pandemic and associated economic relief measures were considered in the Company’s 2020 second quarter decision to exit its Russell Ranch joint venture which resulted in a $20.0 million other-than-temporary impairment charge for the period.  The long-term economic impact and near-term financial impacts may cause us to incur other abandonment or impairment charges in the future, but the impact of COVID-19 cannot be reliably quantified or estimated at this time.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we have in the 2020 second quarter, and such impacts could be material to our financial statements in the third quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility and Notes.  Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

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

In addition to the risks described above, the COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section of our Annual Report on Form 10-K, including, but not limited to, risks related to deterioration in homebuilding and general economic conditions, our geographic concentration, competition, availability of mortgage financing, inventory risks and impairments, supply and/or labor shortages, access to capital markets (including the debt and secondary mortgage markets), impact on joint ventures, compliance with the terms of our indebtedness (including the Credit Facility and the indenture governing our Notes), potential downgrades of credit ratings, and our leverage.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

				Approximate
				dollar value of
			Total number of	shares that may
			shares purchased	yet be purchased
	Total number		as part of publicly	under the plans or
	of shares	Average price	announced plans	programs
	purchased	paid per share	or programs(1)	(in thousands)(1)
April 1, 2020 to April 30, 2020(2)	652,300	$1.68	652,300	$2,099
May 1, 2020 to May 31, 2020(2)	165,000	$2.25	165,000	$1,728
June 1, 2020 to June 30, 2020	—	$—	—	$1,728
	817,300	$1.80	817,300

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

(2)	Starting March 20, 2020, our repurchases made were done pursuant to a 10b5-1 plan entered into by the Company which covered the period March 20, 2020 through May 11, 2020.

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

3.2	State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 1, 2016)

3.3	Amended and Restated Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on November 1, 2019)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of The New Home Company Inc., filed with the Secretary of State of Delaware on May 8, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 8, 2020)

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

4.4	Amendment No. 2 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.5*	Sixth Supplemental Indenture dated as of July 16, 2020, among TNHC Holdings LLC, TNHC Holdings 1 LLC and U.S. Bank National Association

4.6	Tax Benefit Preservation Plan, dated as of May 8, 2020, between The New Home Company Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 8, 2020)

10.1*	Third Modification Agreement, dated as of June 26, 2020, among The New Home Company Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto.

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*

The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: July 30, 2020