Form 10-Q
period 2020-09-30
New Home Co Inc.
filed 2020-11-02
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

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

Registrant’s shares of common stock outstanding as of October 30, 2020: 18,231,954

THE NEW HOME COMPANY INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and cash equivalents	$126,375	$79,314
Restricted cash	408	117
Contracts and accounts receivable	9,288	15,982
Due from affiliates	114	238
Real estate inventories	341,207	433,938
Investment in and advances to unconsolidated joint ventures	5,957	30,217
Deferred tax asset, net	16,222	17,503
Other assets	46,769	25,880
Total assets	$546,340	$603,189

Liabilities and equity
Accounts payable	$17,596	$25,044
Accrued expenses and other liabilities	39,777	40,554
Senior notes, net	290,272	304,832
Total liabilities	347,645	370,430
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,231,954 and 20,096,969, shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	182	201
Additional paid-in capital	191,510	193,862
Retained earnings	7,003	38,584
Total stockholders' equity	198,695	232,647
Non-controlling interest in subsidiary	—	112
Total equity	198,695	232,759
Total liabilities and equity	$546,340	$603,189

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Home sales	$117,426	$118,781	$290,842	$358,431
Land sales	—	24,573	157	24,573
Fee building, including management fees	13,418	22,262	70,838	64,209
	130,844	165,616	361,837	447,213
Cost of Sales:
Home sales	100,775	105,763	251,713	315,857
Home sales impairments	—	1,700	19,000	1,700
Land sales	—	26,078	157	26,078
Land sales impairments	—	1,900	—	1,900
Fee building	13,150	21,615	69,632	62,653
	113,925	157,056	340,502	408,188
Gross Margin:
Home sales	16,651	11,318	20,129	40,874
Land sales	—	(3,405)	—	(3,405)
Fee building	268	647	1,206	1,556
	16,919	8,560	21,335	39,025

Selling and marketing expenses	(8,056)	(7,828)	(21,908)	(26,190)
General and administrative expenses	(6,386)	(5,361)	(19,301)	(18,593)
Equity in net income (loss) of unconsolidated joint ventures	(98)	(63)	(21,997)	306
Interest expense	(1,099)	—	(3,088)	—
Project abandonment (costs) recoveries, net	33	(10)	(14,097)	(29)
Gain on early extinguishment of debt	191	—	770	969
Other income (expense), net	24	(76)	179	(352)
Pretax income (loss)	1,528	(4,778)	(58,107)	(4,864)
(Provision) benefit for income taxes	(390)	172	26,476	(138)
Net income (loss)	1,138	(4,606)	(31,631)	(5,002)
Net (income) loss attributable to non-controlling interest	50	(18)	50	(37)
Net income (loss) attributable to The New Home Company Inc.	$1,188	$(4,624)	$(31,581)	$(5,039)

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$0.07	$(0.23)	$(1.68)	$(0.25)
Diluted	$0.06	$(0.23)	$(1.68)	$(0.25)
Weighted average shares outstanding:
Basic	18,231,954	20,096,969	18,839,551	20,051,751
Diluted	18,332,601	20,096,969	18,839,551	20,051,751

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Stockholders’ Equity Three Months Ended September 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at June 30, 2019	20,096,969	$201	$192,691	$46,206	$239,098	$95	$239,193
Net income (loss)	—	—	—	(4,624)	(4,624)	18	(4,606)
Stock-based compensation expense	—	—	572	—	572	—	572
Balance at September 30, 2019	20,096,969	$201	$193,263	$41,582	$235,046	$113	$235,159

Balance at June 30, 2020	18,231,954	$182	$190,969	$5,815	$196,966	$112	$197,078
Net income (loss)	—	—	—	1,188	1,188	(50)	1,138
Stock-based compensation expense	—	—	541	—	541	—	541
Non-controlling interest distribution	—	—	—	—	—	(62)	(62)
Balance at September 30, 2020	18,231,954	$182	$191,510	$7,003	$198,695	$—	$198,695

	Stockholders’ Equity Nine Months Ended September 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net income (loss)	—	—	—	(5,039)	(5,039)	37	(5,002)
Stock-based compensation expense	—	—	1,661	—	1,661	—	1,661
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	277,401	2	(2)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at September 30, 2019	20,096,969	$201	$193,263	$41,582	$235,046	$113	$235,159

Balance at December 31, 2019	20,096,969	$201	$193,862	$38,584	$232,647	$112	$232,759
Net loss	—	—	—	(31,581)	(31,581)	(50)	(31,631)
Stock-based compensation expense	—	—	1,651	—	1,651	—	1,651
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(58,644)	—	(304)	—	(304)	—	(304)
Shares issued through stock plans	244,812	2	(2)	—	—	—	—
Repurchase of common stock	(2,051,183)	(21)	(3,697)	—	(3,718)	—	(3,718)
Non-controlling interest distribution	—	—	—	—	—	(62)	(62)
Balance at September 30, 2020	18,231,954	$182	$191,510	$7,003	$198,695	$—	$198,695

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(31,631)	$(5,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	1,281	—
Amortization of stock-based compensation	1,651	1,661
Distributions of earnings from unconsolidated joint ventures	110	319
Inventory impairments	19,000	3,600
Project abandonment costs	14,097	29
Equity in net (income) loss of unconsolidated joint ventures	21,997	(306)
Depreciation and amortization	5,225	7,008
Gain on early extinguishment of debt	(770)	(969)
Net changes in operating assets and liabilities:
Contracts and accounts receivable	6,694	5,714
Due from affiliates	124	790
Real estate inventories	65,816	62,953
Other assets	(31,087)	(2,390)
Accounts payable	(7,448)	(15,832)
Accrued expenses and other liabilities	(3,043)	1,016
Net cash provided by operating activities	62,016	58,591
Investing activities:
Purchases of property and equipment	(259)	(26)
Contributions and advances to unconsolidated joint ventures	(4,362)	(5,083)
Distributions of capital and repayment of advances from unconsolidated joint ventures	9,135	6,873
Net cash provided by investing activities	4,514	1,764
Financing activities:
Borrowings from credit facility	—	40,000
Repayments of credit facility	—	(89,500)
Repurchases of senior notes	(14,825)	(10,856)
Proceeds from note payable	7,036	—
Repayment of note payable	(7,036)	—
Payment of debt issuance costs	(269)	—
Non-controlling interest distribution	(62)	—
Repurchases of common stock	(3,718)	(1,042)
Tax withholding paid on behalf of employees for stock awards	(304)	(488)
Net cash used in financing activities	(19,178)	(61,886)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,352	(1,531)
Cash, cash equivalents and restricted cash – beginning of period	79,431	42,542
Cash, cash equivalents and restricted cash – end of period	$126,783	$41,011

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $0.4 million and $0.1 million as of  September 30, 2020 and December 31, 2019, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$126,375	$40,892
Restricted cash	408	119
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$126,783	$41,011

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three and nine months ended September 30, 2020, the Company recorded $0 and $19.0 million, respectively, in home sales impairment charges. For the three and nine months ended September 30, 2019, the Company recorded $1.7 million in home sales impairment charges and $1.9 million in land sales impairment charges. For additional information regarding these impairment charges, please see Note 4. In cases where we decide to abandon a project, we will fully expense all costs capitalized to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  For the three and nine months ended September 30, 2020 and 2019, $0, $14.1 million, $10,000 and $29,000 in project abandonment costs were incurred, respectively.  For the three and nine months ended September 30, 2020 and 2019, we recovered $33,000, $0, $0 and $0 of previously expensed abandonment charges, respectively.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and nine months ended September 30, 2020 and 2019, one customer comprised 84%, 94%, 96% and 94%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of  September 30, 2020 and December 31, 2019, one customer comprised 45% and 65% of contracts and accounts receivable, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created. At September 30, 2020, the Company had outstanding nonrefundable cash deposits of $11.7 million pertaining to land option contracts and purchase contracts.

As of  September 30, 2020 and December 31, 2019, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  During the third quarter of 2020, the Company and its partner dissolved the joint venture, and as of  September 30, 2020 and December 31, 2019, the third-party investor had an equity balance of $0 and $0.1 million, respectively.

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

As of September 30, 2020, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. Our proportionate share of intra-entity profits and losses are eliminated until the related asset has been sold by the unconsolidated joint venture to third parties. We classify cash distributions received from equity method investees using the cumulative earnings approach consistent with ASC 230, Statement of Cash Flows ("ASC 230"). Under the cumulative earnings approach, distributions received are considered returns on investment and are classified as cash inflows from operating activities unless the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and classified as cash inflows from investing activities. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 35%. The accounting policies of our joint ventures are consistent with those of the Company.

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent we deem any declines in value of our investment in and advances to unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three and nine months ended September 30, 2020 and 2019, the Company recorded other-than-temporary, noncash impairment charges of $0, $22.3 million, $0 and $0, respectively, related to our investment in and advances to unconsolidated joint ventures.  Joint venture impairment charges are included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

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

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of  September 30, 2020 and December 31, 2019, no allowance was recorded related to contracts and accounts receivable.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable, and the availability of net operating loss carrybacks under certain circumstances. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible, as well as the ability to carryback net operating losses in the event that this option becomes available.  The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At September 30, 2020 a valuation allowance of $0.1 million was recorded against a capital loss and at  December 31, 2019, no valuation allowance was recorded.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At September 30, 2020, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of September 30, 2020, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718").  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in a company's financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.  In 2018, the scope of ASC 718 was expanded to include share-based payments for acquiring goods and services from nonemployees, with certain exceptions.  The Company had one nonemployee equity award that was fully expensed during the 2019 first quarter and was accounted for in accordance with ASC 718.

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

During the nine months ended September 30, 2020, the Company repurchased and retired 2,051,183 shares of its common stock at an aggregate purchase price of $3.7 million.  During the nine months ended September 30, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  The purchases were made under a previously announced stock repurchase program that had a remaining purchase authorization of $1.7 million as of September 30, 2020.  Repurchases from March 20, 2020 through May 11, 2020 were made pursuant to the Company's 10b5-1 plan.  All repurchased shares were returned to the status of authorized but unissued.

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

Dividends

No dividends were paid on our common stock during the three and nine months ended September 30, 2020 and 2019. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in April 2019, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), in May 2019, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2019, and ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) in February 2020 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning January 1, 2020, and requires full retrospective application upon adoption.  During November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates that provides for additional implementation time for smaller reporting companies with the standard being effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted.  As a smaller reporting company, we are not adopting the requirements of ASU 2016-13 for the year beginning January 1, 2020, however we do not anticipate a material impact to our consolidated financial statements as a result of adoption.

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

2. Computation of Earnings (Loss) Per Share

The following table sets forth the components used in the computation of basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to The New Home Company Inc.	$1,188	$(4,624)	$(31,581)	$(5,039)

Denominator:
Basic weighted-average shares outstanding	18,231,954	20,096,969	18,839,551	20,051,751
Effect of dilutive shares:
Stock options and unvested restricted stock units	100,647	—	—	—
Diluted weighted-average shares outstanding	18,332,601	20,096,969	18,839,551	20,051,751

Basic earnings (loss) per share attributable to The New Home Company Inc.	$0.07	$(0.23)	$(1.68)	$(0.25)
Diluted earnings (loss) per share attributable to The New Home Company Inc.	$0.06	$(0.23)	$(1.68)	$(0.25)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	1,596,644	1,491,479	1,872,640	1,311,389

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$69,632	$93,281
Estimated earnings	1,206	2,052
	70,838	95,333
Less: amounts collected during the period	(66,054)	(84,979)
Contracts receivable	$4,784	$10,354

Contracts receivable:
Billed	$—	$—
Unbilled	4,784	10,354
	4,784	10,354
Accounts receivable:
Escrow receivables	3,992	5,392
Other receivables	512	236
Contracts and accounts receivable	$9,288	$15,982

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of  September 30, 2020 are expected to be billed and collected within 30 days. Accounts payable at  September 30, 2020 and  December 31, 2019 includes $4.0 million and $9.6 million, respectively, related to costs incurred under the Company’s fee building contracts.

4. Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Deposits and pre-acquisition costs	$14,521	$17,865
Land held and land under development	127,164	180,823
Homes completed or under construction	152,389	183,711
Model homes	47,133	51,539
	$341,207	$433,938

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.1 million and $0.1 million as of  September 30, 2020 and December 31, 2019, respectively.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist.  For the nine months ended September 30, 2020, the Company recognized inventory impairments of $19.0 million in cost of sales resulting in an increase of $17.8 million and $1.2 million in pretax loss for our California and Arizona homebuilding segments, respectively. The fair values for the homebuilding projects impaired were calculated under discounted cash flow models using discount rates ranging from 14%-26%. For the three and nine months ended September 30, 2019, the Company recognized real estate-related impairments of $3.6 million in cost of sales resulting in a decrease of the same amount to pretax income (loss) for our California homebuilding segment. Fair value for the homebuilding project impaired was calculated under discounted cash flow model using a discount rate of 17.3%. Fair value for the land sales project impaired was determined using the land purchase price included in the executed sales agreement, including commissions, less the Company's cost to sell. The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Inventory impairments:
Home sales	$—	$1,700	$19,000	$1,700
Land sales	—	1,900	—	1,900
Total inventory impairments	$—	$3,600	$19,000	$3,600

Remaining carrying value of inventory impaired at period end	$—	$68,615	$60,027	$68,615
Number of projects impaired during the period	—	2	5	2
Total number of projects subject to periodic impairment review during period (1)	31	24	31	27

(1)

Represents the peak number of real estate projects that we had during each respective period. The number of projects outstanding at the end of each period  may be less than the number of projects listed herein.

The $17.8 million in California home sales impairments recorded in the 2020 period related to four homebuilding communities. Of this total, $6.5 million in charges related to a condominium community in the Sacramento Area, $6.2 million in charges related to a townhome community within Southern California's Inland Empire, $4.5 million in charges related to a townhome community in San Diego, and $0.6 million in charges related to a condominium community in Los Angeles.  The $1.2 million in Arizona home sales impairments related to the Company's luxury condominium project in Scottsdale, Arizona.  Each of these projects experienced slower absorptions which resulted in increased sales incentives and holding costs for these projects for which the aggregate sales prices for remaining units at each community would be lower than their previous carrying values.  In addition, some of these communities experienced higher direct construction costs than originally underwritten and budgeted.

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

During the 2020 first quarter, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona. Due to the lower demand levels experienced at this community coupled with the substantial investment required to build out the remainder of the project, the Company decided to abandon the future acquisition, development, construction and sale of future phases of the project that were under option. In accordance with ASC 970-360-40-1, the capitalized costs related to the project are expensed and not allocated to other components of the project that the Company did develop. For the nine months ended September 30, 2020, the Company recorded an abandonment charge of $14.0 million representing the capitalized costs that have accumulated related to the portion of the project that is being abandoned.  This charge is included within project abandonment (costs) recoveries, net in the accompanying condensed consolidated statement of operations.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. Interest expense is comprised of interest incurred but not capitalized and is reported as interest expense in our condensed consolidated statements of operations.  For the three and nine months ended September 30, 2020 and 2019 interest incurred, capitalized and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest incurred	$5,831	$6,978	$18,361	$22,345
Interest capitalized to inventory	(4,732)	(6,978)	(15,273)	(22,345)
Interest expensed	$1,099	$—	$3,088	$—

Capitalized interest in beginning inventory	$25,430	$29,908	$26,397	$25,681
Interest capitalized as a cost of inventory	4,732	6,978	15,273	22,345
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	6	—	19
Previously capitalized interest included in cost of home and land sales	(6,875)	(7,997)	(17,622)	(19,150)
Previously capitalized interest included in project abandonment costs	—	—	(761)	—
Capitalized interest in ending inventory	$23,287	$28,895	$23,287	$28,895

Capitalized interest in beginning investment in unconsolidated joint ventures	$62	$621	$541	$713
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	(6)	—	(19)
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	(62)	(41)	(541)	(120)
Capitalized interest in ending investment in unconsolidated joint ventures	—	574	—	574
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$23,287	$29,469	$23,287	$29,469

Capitalized interest as a percentage of inventory	6.8%	5.7%	6.8%	5.7%
Interest included in cost of home sales as a percentage of home sales revenue	5.8%	5.2%	6.0%	4.8%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	—%	1.8%	—%	1.8%

For the nine months ended September 30, 2020, the Company expensed $0.8 million in interest previously capitalized due to the abandonment of the future phases of one of its existing homebuilding communities. For the three and nine months ended September 30, 2019, the Company expensed $0.9 million in interest previously capitalized to inventory with the land impairment recorded during the 2019 third quarter.  For more information, please refer to Note 4.

For the nine months ended September 30, 2020, the Company expensed $0.4 million in interest previously capitalized to investments in unconsolidated joint ventures as the result of an other-than-temporary impairment to its investment in one joint venture. For more information, please refer to Note 6.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in and Advances to Unconsolidated Joint Ventures

As of  September 30, 2020 and December 31, 2019, the Company had ownership interests in nine and ten, respectively, unconsolidated joint ventures with ownership percentages that generally ranged from 10% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$22,135	$31,484
Restricted cash	611	13,852
Real estate inventories	79,399	241,416
Other assets	9,916	3,843
Total assets	$112,061	$290,595

Accounts payable and accrued liabilities	$15,136	$16,778
Notes payable	6,588	28,665
Total liabilities	21,724	45,443
The New Home Company's equity(1)	19,502	27,722
Other partners' equity	70,835	217,430
Total equity	90,337	245,152
Total liabilities and equity	$112,061	$290,595
Debt-to-capitalization ratio	6.8%	10.5%
Debt-to-equity ratio	7.3%	11.7%

(1)

Balance represents the Company's interest, as reflected in the financial records of the respective joint ventures. At September 30, 2020, this balance differs from the investment in and advances to unconsolidated joint ventures balance reflected in the Company's condensed consolidated balance sheets by $13.5 million due to other-than-temporary impairment charges to the Company's investment and certain other differences in outside basis. At December 31, 2019, this balance differs from investment in and advances to unconsolidated joint ventures balance reflected in the Company's consolidated balance sheets by $2.5 million due to interest capitalized to the Company's investment in joint ventures and certain other differences in outside basis.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues	$17,585	$35,809	$79,522	$137,174
Cost of sales and expenses	17,484	36,071	76,441	135,133
Net income (loss) of unconsolidated joint ventures	$101	$(262)	$3,081	$2,041
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(98)	$(63)	$(21,997)	$306

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its investments in and advances to unconsolidated joint ventures for other-than-temporary declines in value. To the extent we deem any declines in value of our investment in and advances to unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three and nine months ended September 30, 2020 and 2019, the Company recorded other-than-temporary, noncash impairment charges of $0, $22.3 million, $0 and $0, respectively.  The Company plans to exit from its TNHC Russell Ranch LLC ("Russell Ranch") venture due to low expected financial returns relative to the required future capital contributions and related risks, including the potential impact of COVID-19 on the economy, as well as the Company's opportunity to pursue federal tax loss carryback refund opportunities from the passage of the CARES Act. As a result, the Company determined that its investment in the joint venture was not recoverable.  The Company recorded a $20.0 million other-than-temporary impairment charge during the 2020 second quarter to write off its investment in Russell Ranch and to record a liability for its estimated costs to complete the Phase 1 backbone infrastructure costs.  The Company believes that exiting the venture preserves capital, reduces its investment concentration within one geographical location, and allows it to pursue federal tax loss carryback refunds.  This impairment charge reflects the Company's current estimates but actual losses associated with exiting the joint venture could differ materially based on the ultimate sales price of the underlying asset. The remaining 2020 impairment charge of $2.3 million occurred in the 2020 first quarter and related to our investment in the Arantine Hills Holdings LP ("Bedford") joint venture.  The Company agreed to sell its interest in this joint venture to our partner for less than our current carrying value. This transaction closed during the 2020 third quarter.  Pursuant to our agreement to sell our interest, the purchase price was $5.1 million for the sale of our partnership interest and we have an option to purchase at market up to 30% of the lots from the masterplan community.  Joint venture impairment charges are included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% or more of the Company's consolidated net income (loss).  For the nine months ended September 30, 2020, the loss allocation from one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss. For the three and nine months ended September 30, 2019, no profit or loss allocations from the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss. The table below presents select combined financial information for this joint venture for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues	$—	$935	$—	$2,002
Cost of home and land sales	—	930	—	1,993
Gross margin	$—	$5	$—	$9
Expenses	187	40	532	52
Net loss	$(187)	$(35)	$(532)	$(43)
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$—	$16	$(20,000)	$18

In the above table, the Company's net losses for the nine months ended September 30, 2020 include a $20.0 million other-than-temporary impairment charge related to its interest in the one land development joint venture.

For the three and nine months ended September 30, 2020 and 2019, the Company earned $0.1 million, $0.7 million, $0.5 million and $1.7 million respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)

Capitalized selling and marketing costs, net(1)	$6,152	$7,148
Prepaid income taxes(2)	28,582	1,032
Insurance receivable(3)	6,000	10,900
Warranty insurance receivable(4)	1,772	1,852
Prepaid expenses	2,106	2,729
Right-of-use lease assets	1,822	1,988
Other	335	231
	$46,769	$25,880

(1)

Capitalized selling and marketing costs includes costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model furnishings, and also includes model landscaping costs, which were $2.1 million and $2.6 million as of September 30, 2020 and December 31, 2019, respectively. The Company depreciated $1.6 million, $5.1 million, $1.9 million and $6.8 million of capitalized selling and marketing costs to selling and marketing expenses during the three and nine months ended September 30, 2020 and 2019, respectively.

(2)	The amount at September 30, 2020 includes approximately $27.6 million of expected federal income tax refunds due to the recent enactment of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") signed into law on March 27, 2020 which allows net operating losses generated from 2018 – 2020 to be carried back five years.
(3)

At December 31, 2019, the Company recorded insurance receivables of $10.9 million in connection with $10.9 million of litigation reserves recorded.  During the nine months ended September 30, 2020, $4.7 million was paid by insurance related to two claims and the Company also reduced its insurance receivable estimate by $0.2 million for one of these claims, resulting in an insurance receivable balance of $6.0 million at September 30, 2020, with a corresponding decrease recorded within litigation reserves.  For more information, please refer to Note 8.

(4)

During the three and nine months ended September 30, 2020, the Company adjusted its warranty insurance receivable upward by $50,000 and $0.3 million, respectively, to true-up the receivable to its estimate of qualifying reimbursable expenditures, which resulted in pretax income of  $0.3 million for the nine month period.  During the three and nine months ended September 30, 2019, the Company adjusted its warranty insurance receivable upward by $0.8 million and $1.4 million, respectively, to true-up the receivable to its estimate of qualifying reimbursable expenditures, which resulted in pretax income of the same amount.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Warranty accrual (1)	$6,712	$7,223
Litigation reserves (2)	6,000	10,900
Accrued interest	10,644	5,796
Accrued compensation and benefits	4,304	5,350
Completion reserve	3,147	3,167
Customer deposits	3,625	3,574
Lease liabilities	1,941	2,243
Other accrued expenses	3,404	2,301
	$39,777	$40,554

(1)

Included in the amount at  September 30, 2020 and  December 31, 2019 is approximately $1.8 million and $1.9 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.

(2)	During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the litigation reserves as of December 31, 2019. During the nine months ended September 30, 2020, $4.7 million was paid by insurance related to two claims and the Company also reduced its litigation reserve estimate by $0.2 million for one of these claims, resulting in a litigation reserve balance of $6.0 million at September 30, 2020, with a corresponding decrease recorded within insurance receivables. Please refer to Note 7.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$6,712	$6,907	$7,195	$6,681
Warranty provision for homebuilding projects	539	530	1,317	1,584
Warranty payments for homebuilding projects	(617)	(786)	(1,878)	(1,708)
Adjustment to warranty accrual(1)	71	398	71	492
Ending warranty accrual for homebuilding projects	6,705	7,049	6,705	7,049

Beginning warranty accrual for fee building projects	28	142	28	217
Warranty provision for fee building projects	—	—	—	9
Warranty efforts for fee building projects	—	(1)	—	(67)
Adjustment to warranty accrual for fee building projects(1)	(21)	(113)	(21)	(131)
Ending warranty accrual for fee building projects	7	28	7	28
Total ending warranty accrual	$6,712	$7,077	$6,712	$7,077

(1)	During the three and nine months ended September 30, 2020, the Company recorded an adjustment of $71,000 to increase its warranty accrual for homebuilding projects and $21,000 to decrease its warranty accrual for fee building projects which is included in "Adjustment to warranty accrual" and "Adjustment to warranty accrual for fee building projects," respectively, above and resulted in a corresponding increase in warranty insurance recoveries in the accompanying condensed consolidated statement of operations. These adjustments were based on the expected warranty experience rates for each category. During the three and nine months ended September 30, 2019, the Company recorded an adjustment of $0.4 million and $0.5 million, respectively, to our warranty accrual for homebuilding projects due to higher expected warranty expenditures which is included in "Adjustment to warranty accrual" above and resulted in an increase of the same amount to cost of home sales in the accompanying condensed consolidated statement of operations. Also during the three and nine months ended September 30, 2019, the Company recorded an adjustment of $0.1 million and $0.1 million, respectively, due to a lower experience rate of expected warranty expenditures for fee building projects which is included in "Adjustment to warranty accrual for fee building projects" above and resulted in a reduction of the same amount to cost of fee building sales in the accompanying condensed consolidated statement of operations. The net impact of these adjustments to pretax loss was $(0.3) million for the 2019 third quarter and $(0.4) million for the nine months ended September 30, 2019.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
7.25% Senior Notes due 2022, net	$290,272	$304,832
Unsecured revolving credit facility	—	—
Total Indebtedness	$290,272	$304,832

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes") in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The Existing Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s senior unsecured revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "2022 Notes") is paid semiannually in arrears on April 1 and October 1. The 2022 Notes were exchanged in an exchange offer for the 2022 Notes that are identical to the original 2022 Notes, except that they are registered under the Securities Act, and are freely tradeable in accordance with applicable law.

The carrying amount of the 2022 Notes listed above at  September 30, 2020, is net of the unamortized discount of $0.7 million, unamortized premium of $0.6 million, and unamortized debt issuance costs of $1.9 million, each of which are amortized and capitalized to interest costs on a straight-line basis over the respective terms of the notes which approximates the effective interest method. The carrying amount for the 2022 Notes listed above at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million.

The 2022 Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The 2022 Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, borrowings of up to $260 million under existing or future bank credit facilities, non-recourse indebtedness, and indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2017 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of $15 million. The 2022 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. See Note 17 for information about the guarantees.

During the three months ended September 30, 2020, the Company repurchased and retired approximately $5.2 million in face value of the 2022 Notes for a cash payment of approximately $5.0 million.  Total repurchases of the 2022 Notes for the nine months ended September 30, 2020 equaled approximately $15.7 million in face value of the 2022 Notes for a cash payment of approximately $14.8 million. For the three and nine months ended September 30, 2020, the Company recognized a gain on early extinguishment of debt of $0.2 million and $0.8 million, respectively, which included the write off of approximately $40,000 and $135,000, respectively, of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.  During the nine months ended September 30, 2019, the Company repurchased and retired approximately $12.0 million in face value of the 2022 Notes for a cash payment of approximately $10.9 million. For the nine months ended September 30, 2020, the Company recognized a gain on early extinguishment of debt of $1.0 million, which included the write off of approximately $160,000 of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “2025 Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the 2025 Notes, together with cash on hand, will be used to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to November 12, 2020.  On October 13, 2020, the Company issued a conditional notice of redemption to the holders of the 2022 Notes, which provides for the redemption by the Company of all of the outstanding 2022 Notes on November 12, 2020.  On October 28, 2020, in connection with the consummation of the offering of the 2025 Notes, proceeds from the 2025 Notes and cash on hand were remitted to the trustee of the 2022 Notes in the full amount of the redemption price plus accrued and unpaid interest and its obligations under the indenture governing the 2022 Notes were satisfied and discharged. For more information on the 2025 Notes, please see Note 18.

As of September 30, 2020, the Company had an unsecured revolving credit facility with a bank group (the "existing credit facility") with (i) a maturity date of  September 30, 2021, (ii) total commitments under the facility of $60 million and an accordion feature allowing up to $150 million of borrowings, subject to certain financial conditions, including the availability of bank commitments, (iii) a restriction on secured indebtedness to an aggregate maximum of $10 million, and (vi) limitations on the ability to repurchase the Company's common stock and senior notes, based on its net leverage ratio, as defined therein. As of September 30, 2020, we had no borrowings or letters of credit outstanding under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 3.50% to 4.50% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter; provided that LIBOR shall be subject to a LIBOR floor. As of September 30, 2020, the interest rate under the existing credit facility was 5.25%. Pursuant to the existing credit facility, the Company was required to maintain certain financial covenants as defined in the existing credit facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the existing credit facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of September 30, 2020, the Company was in compliance with all financial covenants.

The existing credit facility also provides a $10.0 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of  September 30, 2020 and December 31, 2019, the Company did not have any outstanding letters of credit issued under the existing credit facility.  Debt issuance costs for the existing unsecured revolving credit facility, which totaled$0.4 million as of September 30, 2020, are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

On October 30, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The New Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing April 30, 2023. The New Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.  Concurrently with entering into the New Credit Agreement, the Company repaid in full and terminated the existing credit facility.

Amounts outstanding under the New Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio. The covenants of the New Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the New Credit Agreement contains certain financial covenants, including requiring that the Company to maintain (i) a consolidated tangible net worth not less than $150 million plus 50% of the cumulative consolidated net income for each fiscal quarter commencing on or after June 30, 2020, (ii) a net leverage ratio not greater than 60%, (iii) minimum liquidity of at least $10 million, and (iv) an interest coverage ratio less than 1.75 to 1 or, if this test is not met, to maintain unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. The New Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans and terminate the commitments thereunder. The New Credit Agreement also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the New Credit Agreement.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's 2022 Notes and the existing credit facility. The 2022 Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources. The Company's existing credit facility is classified as Level 3 within the fair value hierarchy.

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)
7.25% Senior Notes due 2022, net (1)	$290,272	$289,362	$304,832	$298,775
Unsecured revolving credit facility	$—	$—	$—	$—

(1)

The carrying value for the 2022 Notes, as presented at September 30, 2020, is net of the unamortized discount of $0.7 million, unamortized premium of $0.6 million, and unamortized debt issuance costs of $1.9 million. The carrying value for the 2022 Notes, as presented at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the nine months ended September 30, 2020, the Company recognized real estate-related impairment adjustments of $19.0 million related to five homebuilding communities. The impairment adjustments were made using Level 3 inputs and assumptions, and the remaining carrying value of the real estate inventories subject to the impairment adjustments was $60.0 million. For the three and nine months ended September 30, 2019, the Company recognized real estate-related impairment adjustments of $3.6 million. Of this amount, $1.7 million related to one homebuilding community and $1.9 million related to land under contract to sell that closed during the 2019 fourth quarter. The impairment adjustments were made using Level 3 inputs and assumptions, and the remaining carrying value of the real estate inventories subject to the impairment adjustments was $68.6 million. For more information on real estate impairments, please refer to Note 4.

For the three and nine months ended September 30, 2020 and 2019, the Company recognized other-than-temporary impairments for its investment in unconsolidated joint ventures of $0, $22.3 million, $0 and $0, respectively. In the second quarter of 2020, impairment charges of $20.0 million were recorded related to the Company's intent to exit from its interest in its Russell Ranch joint venture whereby the investment balance was written off, and in the 2020 first quarter, the Company recorded an impairment charge of $2.3 million related to the Company's agreement to sell its interest in the Bedford joint venture to its partner for less than its current carrying value. The Bedford transaction closed during the 2020 third quarter.  The 2020 impairment adjustments were made using Level 2 and Level 3 inputs and assumptions. For more information on the investment in unconsolidated joint ventures impairments, please refer to Note 6.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the related litigation reserves as of December 31, 2019.  During the nine months ended September 30, 2020, $4.7 million was paid by insurance related to two claims and the Company also reduced its litigation reserve estimate by $0.2 million for one of these claims, resulting in a litigation reserve and insurance receivable each with a balance of $6.0 million at September 30, 2020.  Due to the inherent uncertainty and judgement used in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated. Please refer to Note 1, Note 7 and Note 8 for more information on litigation reserves for construction defect claims and related insurance recoveries.  In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss.

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

The Company has provided credit enhancements in connection with certain joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios.  For unconsolidated joint ventures where the Company provided LTV enhancements, the Company has also entered into agreements with some of its unconsolidated joint venture partners whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such LTV credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of  September 30, 2020 and December 31, 2019, $6.6 million and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $1.6 million and $5.8 million, respectively, as of  September 30, 2020 and December 31, 2019.

In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of  September 30, 2020 and December 31, 2019, the Company had outstanding surety bonds totaling $45.3 million and $47.6 million, respectively. The estimated remaining costs to complete of such improvements as of  September 30, 2020 and  December 31, 2019 were $14.1 million and $29.1 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners' associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842, Leases. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use lease assets and lease liabilities are recorded within our consolidated balance sheets. The depreciable lives of right-of-use lease assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use lease asset and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and lease liabilities are recorded in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets and total $1.8 million and $1.9 million, respectively, at September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$313	$309	$938	$929
Lease costs included in real estate inventories	76	103	284	472
Lease costs included in selling and marketing expenses	58	53	156	87
Net lease cost (1)	$447	$465	$1,378	$1,488

Other Information:
Lease cash flows (included in operating cash flows)(1)	$482	$486	$1,498	$1,539

(1)

Amount does not include the cost of short-term leases with terms of less than one year which totaled approximately $0.1 million, $0.2 million, $0.2 million and $0.7 million for the three and nine months ended September 30, 2020 and 2019, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $0.1 million, $0.2 million, $0.1 million and $0.2 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Future lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2020	$377
2021	722
2022	327
2023	278
2024	218
Thereafter	124
Total lease payments(1)	$2,046
Less: Interest(2)	105
Present value of lease liabilities(3)	$1,941

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date.

(3)	The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 3.4 years and 5.0%, respectively at September 30, 2020.

During the 2020 third quarter, the Company entered into a binding lease agreement for office space in Southern California that has not commenced. The fair value of lease payments is approximately $1.5 million, and the lease is expected to commence during December 2020.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

During the three and nine months ended September 30, 2020 and 2019, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $0.4 million, $2.6 million, $1.2 million and $4.4 million, respectively. As of  September 30, 2020 and December 31, 2019, $0.1 million and $0.2 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and nine months ended September 30, 2020 and 2019, the Company earned $0.1 million, $0.7 million, $0.5 million and $1.7 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of  September 30, 2020 and December 31, 2019, $0 and $0, respectively, of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and Russell Ranch. The Company's investment in these two joint ventures was $0.2 million at  September 30, 2020 and $13.7 million at December 31, 2019.

During the 2019 second quarter, the Company entered into a second amendment to the limited liability company agreement of Russell Ranch between the Company and IHP. Prior to the execution of the second amendment, each of IHP and the Company had contributed its maximum capital commitments pursuant to the joint venture agreement. Pursuant to the second amendment, the parties agreed to fund additional required capital in the aggregate amount of approximately $26 million for certain remaining backbone improvements for the Project (the “Phase 1 Backbone Improvements”) as follows: 50% by IHP and 50% by the Company (“Amendment Additional Capital”). The Amendment Additional Capital will be returned to IHP and the Company ahead of any other contributed capital; provided that none of the Amendment Additional Capital accrues a preferred return that base capital contributions are generally afforded under the joint venture agreement. To the extent of overruns on the Phase 1 Backbone Improvements, the Company is required to fund such overrun capital (“TNHC Overrun Capital”); provided that such contributions shall receive capital account credit. Pursuant to the second amendment, the distribution of cash flow under the agreement was amended to provide that Amendment Additional Capital would be returned prior to TNHC Overrun Capital, which would, in turn, be returned ahead of the base capital preferred return and base capital.  The Company previously purchased lots from the Russell Ranch joint venture as described below (the "Phase 1 Purchase"). The parties also amended the purchase and sale contract for the Phase 1 Purchase to provide relief from the profit participation provisions of this transaction under certain circumstances.  As discussed in Note 6, in connection with its plan to exit the Russell Ranch joint venture due to the low expected financial returns relative to future capital requirements and related risks, the Company determined that the value of its investment in Russell Ranch declined beyond its current carrying value and recorded a $20.0 million other-than-temporary impairment charge to write off its investment balance and record its estimated remaining costs to complete during the nine months ended September 30, 2020.

TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the three and nine months ended September 30, 2020 and 2019, the Company incurred $6,000, $13,000, $0.1 million and $0.2 million, respectively, for these services.  Of these costs, none was due to TL Fab LP from the Company at  September 30, 2020 and December 31, 2019.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing. At  September 30, 2020,  $0.1 million of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery") unconsolidated joint venture remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets, and at December 31, 2019, $0.2 million of deferred gain from lot transactions with the Cannery and Bedford unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.

The Company’s land purchase agreement with the Cannery provides for reimbursements of certain fee credits. During the three and nine months ended September 30, 2020 and 2019, the Company was reimbursed $0, $15,000, $66,000, and $66,000, respectively, in fee credits from the Cannery. As of  September 30, 2020 and December 31, 2019, $0 and $15,000, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying condensed consolidated balance sheets.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term one year and reduce his scope of services and compensation to $1,000 per month. Mr. Davis' contract was amended on June 26, 2020 to extend the term one year with monthly compensation remaining $1,000 per month.  At September 30, 2020, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective September 7, 2017, with The Joseph and Terri Davis Family Trust Dated August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement was a fee building contract pursuant to which the Company acted in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust. Construction of the home was completed during the 2019 first quarter.  For its services, the Company received a contractor's fee and the Davis Family Trust reimbursed the Company's field overhead costs. During the three and nine months ended September 30, 2019, the Company billed the Davis Family Trust $0 and $0.5 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying condensed consolidated statements of operations. Contractor's fees comprised $0 and $15,000 of the total billings for the three and nine months ended September 30, 2019, respectively. The Company recorded $5,000 and $0.5 million for the three and nine months ended September 30, 2019, respectively, for the costs of this fee building revenue which are included in fee building cost of sales in the accompanying condensed consolidated statements of operations. At September 30, 2020 and  December 31, 2019, the Company was due $0 from the Davis Family Trust for construction draws.

On February 17, 2017, the Company entered into a consulting agreement that transitioned Wayne Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provided that effective upon Mr. Stelmar's termination of employment, he became a non-employee director and received the compensation and was subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar was compensated $0, $0, $12,000 and $48,000 for the three and nine months ended September 30, 2020 and 2019, respectively.  Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during the 2019 first quarter.  Mr. Stelmar's vested stock options remain outstanding based on Mr. Stelmar's continued service as a Board member.  The consulting contract expired in  August 2019 and was not extended.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz was compensated $10,000 per month. The agreement originally was set to expire on March 1, 2020 and was extended upon mutual consent of the parties on a month to month basis to a reduced consulting fee of $5,000 per month.  At September 30, 2020, no fees were due to Mr. Redwitz for his consulting services.

The Company entered into agreements during 2018 and 2017 to purchase land from affiliates of IHP. Certain land takedowns pursuant to these agreements occurred during 2019 and 2020 or are scheduled to take place during the remainder 2020. Descriptions of these agreements and relevant takedown activity are described below.

During 2017, the Company entered into an agreement with an IHP affiliate to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract.  The Company did not takedown any land pursuant to this contract during the three and nine months ended September 30, 2020 and 2019.  At  September 30, 2020, the Company has taken down all of the lots and paid $0.5 million in master marketing fees, and as of December 31, 2019, IHP was no longer affiliated with this development.  During 2017, the Company also contracted to purchase finished lots in Northern California from an IHP affiliate, which agreement included customary profit participation and was structured as an optioned takedown.  The total purchase price, including the cost for the finished lot development and the option, was expected to be approximately $56.3 million, dependent on the timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period.  The Company took down 16% and 26% of lots pursuant to this agreement during the three and nine months ended September 30, 2019.  During the 2019 second quarter, an unrelated third party entered into agreements to purchase from the IHP affiliate some of the lots under the Company's option.  The Company in turn entered into an arrangement pursuant to which it agreed to purchase such lots on a rolling take down basis from such unrelated third party. The unrelated third party purchased 67% of the lots originally under contract with the IHP affiliate. Following the purchase of the lots by the unrelated third party in 2019, the Company had no remaining lots to purchase from the IHP affiliate.  As of September 30, 2020, the Company (i) had no nonrefundable deposits with the IHP affiliate to be applied to the Company's takedown of lots from the unrelated third party and (ii) has paid (A) $0.2 million for fees and costs, (B) $3.0 million in option payments, and (C) $18.0 million for the purchase of lots directly from the IHP affiliate.  During 2018, the Company agreed to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms. During the three and nine months ended September 30, 2020, the Company took down approximately 8% and 19% of the option lots, respectively, and as of September 30, 2020, had an outstanding, nonrefundable deposit of $0.2 million related to this contract.  As of December 31, 2019, IHP was no longer affiliated with this development.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter 2018, the Company entered into an option agreement to purchase lots in phased takedowns with its Bedford joint venture.  At the time of the initial agreement in 2018, the Bedford joint venture was affiliated with a former member of the Company's board of directors, and subsequently during the 2020 third quarter, the Company sold its interest in this partnership to its joint venture partner.  As of September 30, 2020, the Company has made a $1.5 million nonrefundable deposit as consideration for this option, with a portion of the deposit applied to the purchase price across the phases. The gross purchase price of the land was $10.0 million with profit participation and master marketing fees due to seller as outlined in the contract. During the 2019 third quarter, the Company entered into an amendment to this agreement to reduce the gross purchase price of the land to $9.3 million. During the three and nine months ended September 30, 2020, the Company did not take down any lots underlying this agreement.  The Company took down 34% and 46% of the lots underlying this agreement during the three and nine months ended September 30, 2019, respectively.  At September 30, 2020, the Company has taken down all of the contracted lots and the deposit was fully applied to the purchase and has paid $0.2 million in master marketing fees.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, with a portion of the deposit to be applied to the purchase price across the phases. The gross purchase price of the land is $10.5 million with profit participation and master marketing fees due to the seller pursuant to the agreement. The Company did not take down any optioned lots during the nine months ended September 30, 2020 and took down 42% of the lots underlying this agreement during the nine months ended September 30, 2019. At September 30, 2020, the Company had taken down approximately 92% of the optioned lots, paid $0.2 million in master marketing fees, and no deposit remained outstanding.

The Company sold its interest in the Bedford joint venture to its partner during the 2020 third quarter.  Pursuant to the agreement, the purchase price was $5.1 million for the sale of the Company's partnership interest. During the nine months ended September 30, 2020, the Company recorded a $2.3 million other-than-temporary impairment charge to its investment in the Bedford joint venture reflecting the sale of its joint venture investment for less than its current carrying value.  The sale agreement, among other things, allowed for a continuation of the Company's option to purchase at market up to 30% of the remaining lots from the joint venture.

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

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock options, restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of September 30, 2020, 66,968 shares remain available for grant under the 2014 Incentive Plan and 415,592 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock option awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock options, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2020 and 2019 is presented below:

	Nine Months Ended September 30,
	2020		2019
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	1,068,017	$9.78	821,470	$11.00
Granted	161,479	$5.36	249,283	$5.76
Exercised	—	$—	—	$—
Forfeited	(5,525)	$11.00	(2,736)	$11.00
Outstanding, end of period	1,223,971	$9.19	1,068,017	$9.78
Exercisable, end of period	896,304	$10.51	818,734	$11.00

A summary of the Company’s restricted stock unit activity as of and for the nine months ended September 30, 2020 and 2019 is presented below:

	Nine Months Ended September 30,
	2020		2019
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	592,116	$6.36	469,227	$10.75
Granted	358,869	$4.78	448,468	$4.82
Vested	(244,812)	$7.61	(277,401)	$10.50
Forfeited	(1,283)	$11.68	(48,178)	$10.91
Outstanding, end of period	704,890	$5.11	592,116	$6.36

A summary of the Company’s performance share unit activity as of and for the nine months ended September 30, 2020 and 2019 is presented below:

	Nine Months Ended September 30,
	2020		2019
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	—	$—	125,422	$11.68
Granted (at target)	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	(26,882)	$11.68
Outstanding, end of period (at target)	—	$—	98,540	$11.68

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Expense related to:
Stock options	$81	$51	$226	$123
Restricted stock units and performance share units	460	521	1,425	1,538
	$541	$572	$1,651	$1,661

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company in each year:

	Nine Months Ended September 30,
	2020	2019
Expected term (in years)	6.0	6.0
Expected volatility	41.8%	39.9%
Risk-free interest rate	1.4%	2.5%
Expected dividends	—	—
Weighted-average grant date fair value per share	$2.24	$2.43

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that would vest ranged from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluated the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly during 2018 and 2019 and estimated the number of underlying units that were probable of being issued. Compensation expense for restricted stock unit and performance share unit awards was being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards.  Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.  For the nine months ended September 30, 2019, no expense was recognized for our performance share units. At December 31, 2019, the performance targets associated with the outstanding performance share unit awards were not met and all outstanding awards were forfeited.

At September 30, 2020, the amount of unearned stock-based compensation currently estimated to be expensed through 2023 is $3.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

For the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $0.4 million and a benefit of $26.5 million, respectively.  The Company's effective tax rates for the three and nine months ended September 30, 2020 include the benefit associated with net operating loss carrybacks to years when the Company was subject to a 35% federal tax rate as permitted by the CARES Act.  The CARES Act was signed into law on March 27, 2020 and allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  The effective tax rates for both 2020 periods differ from the federal statutory rate due the net operating loss carryback benefit, state income tax rates and tax credits for energy efficient homes.  Additionally, the difference in the effective tax rate for the nine months ended September 30, 2020 compared to the statutory rate was largely due to a discrete benefit of $10.0 million of which $5.8 million related to the $14.0 million project abandonment costs recorded during the 2020 first quarter, and $3.9 million related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.

For the three and nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.2 million and a provision of $0.1 million, respectively.  The Company's effective tax rates for 2019 periods differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The provision for discrete items totaled $0.4 million for the nine months ended September 30, 2019 and related to stock compensation and state income tax rate changes.

The components of our deferred tax asset, net are as follows:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Net operating loss	$8,599	$3,848
Reserves and accruals	2,482	2,563
Share based compensation	1,485	1,392
Inventory	4,272	3,536
Investments in joint ventures	397	7,080
Other	27	27
Capital loss	135	—
Valuation allowance	(135)	—
Depreciation and amortization	(493)	(393)
Right-of-use lease asset	(547)	(550)
Deferred tax asset, net	$16,222	$17,503

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

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes and may sell land. Our fee building operations build homes and manage construction and sales related activities on behalf of third-party property owners and our joint ventures. While our corporate operations conduct no independent construction, development, sales or land acquisition activities, our corporate operations develop and implement strategic initiatives and support our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources. A portion of the expenses incurred by corporate are allocated to the fee building segment primarily based on its respective percentage of revenues and to each homebuilding segment based on its respective investment in and advances to unconsolidated joint ventures and real estate inventories balances. The majority of our corporate personnel and resources are primarily dedicated to activities relating to our homebuilding segment, and, therefore, the balance of any unallocated corporate expenses are allocated within our homebuilding reportable segments.

Corporate unallocated assets consists primarily of cash, prepaid taxes and our deferred tax asset.  For cash management efficiency and yield maximization reasons, cash is held at the corporate level.  All cash is held for the benefit of  the subsidiaries that comprise the homebuilding and fee building segments, and all operating cash flow is generated by these subsidiaries.  The majority of our prepaid taxes and deferred tax asset are recorded at the corporate level as The New Home Company Inc. is the tax-filing entity for the subsidiaries structured as pass-through entities.  Taxable income or loss and the resulting payment of income taxes is driven by the activities of the Company's subsidiaries.  All other corporate assets comprise less than 3% of the Company's consolidated total assets.  The assets of our fee building segment primarily consist of cash, restricted cash and contracts and accounts receivable.

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

Financial information relating to reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$109,189	$103,679	$264,066	$319,841
California land sales	—	24,573	157	24,573
Arizona home sales	8,237	15,102	26,776	38,590
Total homebuilding revenues	117,426	143,354	290,999	383,004
Fee building revenues, including management fees	13,418	22,262	70,838	64,209
Total revenues	$130,844	$165,616	$361,837	$447,213

Homebuilding pretax income (loss):
California	$3,485	$(5,200)	$(39,204)	$(4,921)
Arizona	(2,225)	(225)	(20,109)	(1,499)
Total homebuilding pretax income (loss)	1,260	(5,425)	(59,313)	(6,420)
Fee building pretax income, including management fees	268	647	1,206	1,556
Total pretax income (loss)	$1,528	$(4,778)	$(58,107)	$(4,864)

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Homebuilding assets:
California	$332,357	$416,179
Arizona	69,109	82,234
Total homebuilding assets	401,466	498,413
Fee building assets	5,809	11,193
Corporate unallocated assets	139,065	93,583
Total assets	$546,340	$603,189

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$270

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Guarantor Information

The Company's 2022 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The indenture governing the 2022 Notes (the "2022 Indenture") provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a "Restricted Subsidiary" (as defined in the 2022 Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the 2022 Indenture; (2) upon the proper designation of such Guarantor as an "Unrestricted Subsidiary" (as defined in the 2022 Indenture), in accordance with the 2022 Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the 2022 Indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the 2022 Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5.0% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the 2022 Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the 2022 Indenture, upon such exercise or discharge; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the 2022 Indenture; or (6) upon the full satisfaction of the Company’s obligations under the 2022 Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the 2022 Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the 2022 Indenture.  See Note 18 for information regarding the guarantors of the 2025 Notes.

The New Home Company Inc. operates as a holding company and all of its homebuilding construction, fee building, development and sales activities are conducted through its subsidiaries.  Since the issuance of the 2022 Notes in 2017, the Company has had only one subsidiary, a consolidated joint venture, that was not a Guarantor.  During the 2020 third quarter, this entity was dissolved and at September 30, 2020, all of the Company's subsidiaries were 100% owned subsidiaries and Guarantors.  The Company has not provided condensed consolidated financial information of the Guarantors because the parent company, The New Home Company Inc. has no independent assets or operations as defined by Article 3-10(h)(5) of Regulation S-X) and the guarantees of its subsidiaries are full unconditional and joint and several and, accordingly, the presentation of such information is not material.  For more information regarding the Company's assets and operations, please see Note 15.

18. Subsequent Events

Senior Notes Due 2025

On October 28, 2020 (the “Closing Date”), the Company completed the sale (the “Offering”) of $250 million in aggregate principal amount of its 7.25% Senior Notes due 2025 (the “2025 Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%, pursuant to an indenture, dated as of October 28, 2020 (the “Indenture”), by and among the Company, the subsidiary guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The Company intends to use the net proceeds from the Offering, together with cash on hand, to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date (defined below).  On October 13, 2020, the Company issued a conditional notice of redemption to the holders of the 2022 Notes, which provides for the redemption by the Company of all of the outstanding 2022 Notes on November 12, 2020. On October 28, 2020, in connection with the consummation of the Offering, the Company’s obligations under the indenture governing the 2022 Notes were satisfied and discharged.

The 2025 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.  Pursuant to the Indenture, interest on the 2025 Notes will be paid semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2025 Notes will mature on October 15, 2025.

The 2025 Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, (1) borrowings of up to the greater of (i) $100 million and (ii) 20% of our consolidated tangible net assets under existing or future bank credit facilities, (2) non-recourse indebtedness, and (3) indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either the leverage condition or interest coverage condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2021 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of up to the greater of $15 million and 3% of our consolidated tangible net assets.

The 2025 Notes and the guarantees are the Company’s and the Guarantor’s senior unsecured obligations. The 2025 Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsecured senior debt, including borrowings under the Company's senior unsecured revolving credit facility, and senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated debt. The 2025 Notes and the guarantees will be effectively subordinated to any of the Company’s and the Guarantors’ existing and future secured debt. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's wholly owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The Indenture governing the 2025 Notes provides that the guarantee of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a "Restricted Subsidiary" (as defined in the Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the Indenture; (2) upon the proper designation of such Guarantor as an "Unrestricted Subsidiary" (as defined in the Indenture), in accordance with the Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the Indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company or any other Guarantor so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; or (6) upon the full satisfaction of the Company’s obligations under the Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture.

On or after October 15, 2022, the Company may redeem all or a portion of the 2025 Notes upon not less than 15 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount on the redemption date) set forth below plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the 12-month period, as applicable, commencing on October 15 of the years as set forth below:

Year	Redemption Price
2022	103.625%
2023	101.813%
2024	100.000%

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, any time prior to October 15, 2022, the Company may, at its option on one or more occasions, redeem the 2025 Notes (including any additional notes that may be issued in the future under the Indenture) in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Notes (including any additional notes that may be issued in the future under the Indenture) issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 107.25%, plus accrued and unpaid interest, if any, to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings by the Company or any direct or indirect parent entity of the Company.

If the Company experiences a change of control triggering event (as described in the Indenture), holders of the 2025 Notes will have the right to require the Company to repurchase all or a portion of the 2025 Notes at 101% of their principal amount thereof on the date of repurchase, plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The Indenture contains certain covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to:

•	incur or guarantee additional indebtedness or issue certain equity interests;
•	pay dividends or distributions, repurchase equity or make payments in respect of subordinated indebtedness;
•	make certain investments;
•	sell assets;
•	incur liens;
•	create certain restrictions on the ability of restricted subsidiaries to pay dividends or to transfer assets;
•	enter into transactions with affiliates;
•	create unrestricted subsidiaries; and
•	consolidate, merge or sell all or substantially all of its assets.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on such 2025 Notes to be declared due and payable. In addition, if the 2025 Notes are assigned an investment grade rating by certain rating agencies and no default or event of default has occurred or is continuing, certain covenants related to the 2025 Notes would be suspended. If the rating on the 2025 Notes should subsequently decline to below investment grade, the suspended covenants would be reinstated.

Credit Agreement

On October 30, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The New Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing April 30, 2023. For additional information about the New Credit Agreement, see Note 9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and potential adverse impacts of the COVID-19 pandemic are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "plan," "could," "can," "seeks," "might," "should," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, financial needs, and potential adverse impacts due to COVID-19.

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

•	Risks related to our business, including among other things:
◦	adverse impacts to our business due to the COVID-19 pandemic and the containment response thereto;
◦	our geographic concentration primarily in California and the availability of land to acquire and our ability to acquire such land on favorable terms or at all;
◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions;
◦	the illiquid nature of real estate investments and the inventory risks related to declines in value of such investments which may result in significant impairment charges;
◦	our ability to execute our business strategies is uncertain;
◦	a reduction in our sales absorption levels may force us to incur and absorb additional community-level costs;
◦	shortages of or increased prices for labor, land or raw materials used in housing construction;
◦	availability and skill of subcontractors at reasonable rates;
◦	construction defect, product liability, warranty, and personal injury claims, including the cost and availability of insurance;
◦	the degree and nature of our competition;
◦	inefficient or ineffective allocation of capital could adversely affect or operations and/or stockholder value if expected benefits are not realized;
◦	delays in the development of communities;
◦	increases in our cancellation rate;
◦	a large proportion of our fee building revenue being dependent upon one customer;
◦	employment-related liabilities with respect to our contractors' employees;
◦	increased costs, delays in land development or home construction and reduced consumer demand resulting from adverse weather conditions or other events outside our control;
◦	increased cost and reduced consumer demand resulting from power, water and other natural resource shortages or price increases;
◦	because of the seasonal nature of our business, our quarterly operating results fluctuate;
◦	we may be unable to obtain suitable bonding for the development of our housing projects;
◦	inflation could adversely affect our business and financial results;
◦	a major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage;
◦	negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline; and
◦	failure to comply with privacy laws or information systems interruption or breach in security that releases personal identifying information or other confidential information.

•	Risks related to laws and regulations, including among other things:
◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;
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

◦	changes in global or regional climate conditions and legislation relating to energy and climate change could increase our costs to construct homes;

•	Risks related to financing and indebtedness, including among other things:
◦	difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects;
◦	our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future;
◦	the significant amount and illiquid nature of our joint venture partnerships, in which we have less than a controlling interest;
◦	our current financing arrangements contain and our future financing arrangements will likely contain restrictive covenants related to our operations;
◦	a breach of the covenants under the Indenture or any of the other agreements governing our indebtedness could result in an event of default under the Indenture or other such agreements;
◦	potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us;
◦	interest expense on debt we incur may limit our cash available to fund our growth strategies;
◦	we may be unable to repurchase the 2025 Notes upon a change of control as required by the Indenture;

•	Risks related to our organization and structure, including among other things:
◦	our dependence on our key personnel;
◦	the potential costly impact termination of employment agreements with members of our management that may prevent a change in control of the Company;
◦	our charter and bylaws could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock;

•	Risks related to ownership of our common stock, including among other things:
◦	that we are eligible to take advantage of reduced disclosure and governance requirements because of our status as a smaller reporting company;
◦	the price of our common stock is subject to volatility and our trading volume is relatively low;
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

•

Additional factors set forth under “Risk Factors” included herein, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in each case in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues:
Home sales	$117,426	$118,781	$290,842	$358,431
Land sales	—	24,573	157	24,573
Fee building, including management fees	13,418	22,262	70,838	64,209
	130,844	165,616	361,837	447,213
Cost of Sales:
Home sales	100,775	105,763	251,713	315,857
Home sales impairments	—	1,700	19,000	1,700
Land sales	—	26,078	157	26,078
Land sales impairments	—	1,900	—	1,900
Fee building	13,150	21,615	69,632	62,653
	113,925	157,056	340,502	408,188
Gross Margin:
Home sales	16,651	11,318	20,129	40,874
Land sales	—	(3,405)	—	(3,405)
Fee building	268	647	1,206	1,556
	16,919	8,560	21,335	39,025

Home sales gross margin	14.2%	9.5%	6.9%	11.4%
Home sales gross margin before impairments(1)	14.2%	11.0%	13.5%	11.9%
Land sales gross margin	N/A	(13.9)%	—%	(13.9)%
Fee building gross margin	2.0%	2.9%	1.7%	2.4%

Selling and marketing expenses	(8,056)	(7,828)	(21,908)	(26,190)
General and administrative expenses	(6,386)	(5,361)	(19,301)	(18,593)
Equity in net income (loss) of unconsolidated joint ventures	(98)	(63)	(21,997)	306
Interest expense	(1,099)	—	(3,088)	—
Project abandonment (costs) recoveries, net	33	(10)	(14,097)	(29)
Gain on early extinguishment of debt	191	—	770	969
Other income (expense), net	24	(76)	179	(352)
Pretax income (loss)	1,528	(4,778)	(58,107)	(4,864)
(Provision) benefit for income taxes	(390)	172	26,476	(138)
Net income (loss)	1,138	(4,606)	(31,631)	(5,002)
Net (income) loss attributable to non-controlling interest	50	(18)	50	(37)
Net income (loss) attributable to The New Home Company Inc.	$1,188	$(4,624)	$(31,581)	$(5,039)

Earnings (loss) per share attributable to The New Home Company Inc.:
Basic	$0.07	$(0.23)	$(1.68)	$(0.25)
Diluted	$0.06	$(0.23)	$(1.68)	$(0.25)

Interest incurred	$5,831	$6,978	$18,361	$22,345
Adjusted EBITDA(2)	$11,629	$8,570	$25,004	$26,516
Adjusted EBITDA margin percentage(2)	8.9%	5.2%	6.9%	5.9%

	LTM(3) Ended September 30,
	2020	2019
Interest incurred	$24,835	$30,124
Adjusted EBITDA(2)	$39,918	$44,933
Adjusted EBITDA margin percentage(2)	6.8%	6.6%
Ratio of Adjusted EBITDA to total interest incurred(2)	1.6x	1.5x

(1)

Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
	(Dollars in thousands)
Home sales revenue	$117,426	100.0%	$118,781	100.0%	$290,842	100.0%	$358,431	100.0%
Cost of home sales	100,775	85.8%	107,463	90.5%	270,713	93.1%	317,557	88.6%
Homebuilding gross margin	16,651	14.2%	11,318	9.5%	20,129	6.9%	40,874	11.4%
Add: Home sales impairments	—	—%	1,700	1.5%	19,000	6.6%	1,700	0.5%
Homebuilding gross margin before impairments	$16,651	14.2%	$13,018	11.0%	$39,129	13.5%	$42,574	11.9%

(2)

Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position, inventory impairments and other non-recurring items. Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income (loss), calculated and presented in accordance with GAAP, to Adjusted EBITDA.

					LTM(3) Ended
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$1,138	$(4,606)	$(31,631)	$(5,002)	$(34,630)	$(21,152)
Add:
Interest amortized to cost of sales excluding impairment charges, and interest expensed (4)	7,974	7,097	20,710	18,250	29,694	26,118
Provision (benefit) for income taxes	390	(172)	(26,476)	138	(30,429)	(6,088)
Depreciation and amortization	1,602	1,966	5,225	7,008	7,174	9,142
Amortization of stock-based compensation	541	572	1,651	1,661	2,250	2,425
Cash distributions of income from unconsolidated joint ventures	110	40	110	319	165	319
Severance charges	—	—	1,091	1,788	1,091	1,788
Noncash inventory impairments and abandonments (recoveries), net	(33)	3,610	33,097	3,629	39,762	13,754
Less:
Gain on early extinguishment of debt	(191)	—	(770)	(969)	(965)	(969)
Equity in net (income) loss of unconsolidated joint ventures	98	63	21,997	(306)	25,806	19,596
Adjusted EBITDA	$11,629	$8,570	$25,004	$26,516	$39,918	$44,933
Total Revenue	$130,844	$165,616	$361,837	$447,213	$583,973	$676,879
Adjusted EBITDA margin percentage	8.9%	5.2%	6.9%	5.9%	6.8%	6.6%
Interest incurred	$5,831	$6,978	$18,361	$22,345	$24,835	$30,124
Ratio of Adjusted LTM(3) EBITDA to total interest incurred					1.6x	1.5x

(3)	"LTM" indicates amounts for the trailing 12 months.
(4)	Due to an inadvertent oversight in prior periods, interest amortized to certain inventory impairment charges and to equity in net income (loss) of unconsolidated joint ventures was duplicated in the Adjusted EBITDA calculation. The prior periods have been restated to correct this duplication.

Overview

The Company made progress on a number of fronts during the 2020 third quarter as homebuyer demand continued to build momentum throughout the quarter. Monthly sales absorption rates improved sequentially with each month in the quarter, with September 2020 representing the highest monthly net order total in the Company's history. The Company experienced solid pricing power during the 2020 third quarter with most of our communities increasing prices. The higher sales absorption pace and increased pricing resulted in improved year-over-year gross margins and gross margins in backlog for the 2020 third quarter as compared to the prior year period.  The Company's gross margin percentage for the 2020 third quarter improved 470 basis points to 14.2% as compared to 9.5% for the year ago third quarter.

Net new home orders for the 2020 third quarter increased 102% as compared to the prior year period to 251 homes. The increase in net new home orders was driven primarily by a 75% increase in our monthly sales absorption rate to 3.5 net orders per community in the 2020 third quarter as compared to 2.0 net new home orders per community for the 2019 third quarter, with each of our markets experiencing significant improvement.

Total revenues for the 2020 third quarter were $130.8 million compared to $165.6 million in the prior year period. The year-over-year decrease in revenues was driven largely by the 2019 third quarter including $24.6 million of land sales revenue compared to no land sales revenue during the 2020 third quarter and, to a lesser extent, a 40% decrease in fee building revenue as a result of a decrease in construction activity at fee building communities in Irvine, California.  Net income attributable to the Company for the 2020 third quarter was $1.2 million, or $0.06 per diluted share, compared to a net loss of $4.6 million, or $(0.23) per diluted share for the 2019 third quarter. The year-over-year increase in net income was primarily attributable to a 470 basis point improvement in home sales gross margin percentage (a 320 basis point improvement before $1.7 million in home sale impairments* in the 2019 third quarter) for the 2020 third quarter compared to the prior year period, and the $1.9 million land sale impairment and $1.5 million loss on land sales recorded during the 2019 third quarter, which was partially offset by a $1.1 million increase in interest expense.

The Company generated operating cash flow of $40.0 million for the 2020 third quarter and ended the quarter with $126.4 million in cash and cash equivalents and no borrowings outstanding under its existing revolving credit facility. The Company also repurchased and retired $5.2 million in principal of its 7.25% Senior Notes due 2022 at a discount during the quarter. At September 30, 2020, the Company had a debt-to-capital ratio of 59.4% and a net debt-to capital ratio of 45.1*%, which represented a 980-basis point improvement compared to the 2019 third quarter.

Although economic conditions have improved since mid-March and April, in particular for the housing industry, we remain cautious as to the impact of the COVID-19 pandemic on the economy, among other things.  Despite the uncertainty related to this pandemic, we believe pent up demand for housing continues to be strong and that The New Home Company is on more solid footing moving forward.

*Net debt-to-capital ratio, home sales gross margin before impairments (or homebuilding gross margin before impairments), and home sales gross margin before impairments percentage are non-GAAP measures. For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of home sales gross margin before impairments (or homebuilding gross margin before impairments) and home sales gross margin before impairments percentage to the comparable GAAP measures please see "-- Results of Operations - Homebuilding Gross Margin."

Results of Operations

Net New Home Orders

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
	2020	2019	Amount	%	2020	2019	Amount	%

Net new home orders:
Southern California	77	68	9	13%	214	216	(2)	(1)%
Northern California	105	52	53	102%	233	150	83	55%
Arizona	69	4	65	1625%	100	24	76	317%
Total net new home orders	251	124	127	102%	547	390	157	40%

Monthly sales absorption rate per community: (1)
Southern California	3.1	2.1	1.0	48%	2.4	2.0	0.4	20%
Northern California	3.6	2.3	1.3	57%	2.6	2.2	0.4	18%
Arizona	4.1	0.7	3.4	486%	3.2	1.3	1.9	146%
Total monthly sales absorption rate per community (1)	3.5	2.0	1.5	75%	2.6	2.0	0.6	30%

Cancellation rate	6%	11%	(5)%	NA	10%	11%	(1)%	NA

Selling communities at end of period:
Southern California					8	11	(3)	(27)%
Northern California					9	9	—	—%
Arizona					8	2	6	300%
Total selling communities					25	22	3	14%

Average selling communities:
Southern California	8	11	(3)	(27)%	10	12	(2)	(17)%
Northern California	10	8	2	25%	10	8	2	25%
Arizona	6	2	4	200%	3	2	1	50%
Total average selling communities	24	21	3	14%	23	22	1	5%

(1)	Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2020 third quarter increased 102% as compared to the same period in 2019 primarily due to a 75% increase in our monthly sales absorption rate to 3.5 net orders per community in the 2020 third quarter and, to a lesser extent, a 14% increase in total average selling communities. Monthly sales absorption rates improved sequentially throughout the 2020 third quarter, with September representing the highest monthly net order total in the Company's history.  Monthly sales absorption rates were 3.2, 3.4 and 4.0 for July 2020, August 2020 and September 2020, respectively. We attribute the recently higher level of demand to a number of factors, including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of the home. The Company also benefited from the success of its enhanced virtual selling platform from which a large portion of our net new orders were generated from during the 2020 third quarter.  Home buyers are demonstrating an increased level of comfort with shopping for homes online allowing our sales team to identify qualified, motivated buyers and converting those leads into sales.

Monthly absorption pace at our more-affordable, entry-level product continued to out-pace the company average for the 2020 third quarter.  For the 2020 third quarter, entry-level communities recorded net new orders of 4.5 sales per month, per actively selling community compared to a 2020 third quarter companywide monthly sales pace of 3.5 per community.  Orders from entry-level communities grew to total approximately 57% of total net new orders for the 2020 third quarter from approximately 37% of total net new orders for the prior year period.

The monthly sales absorption pace and year-over-year increase was strongest in Arizona, attributable to the division opening seven active selling communities in 2020, including a mini masterplan in Gilbert consisting of an entry-level neighborhood with three distinct selling communities during the 2020 second quarter, a similar masterplan with three distinct selling communities in Chandler and another master plan community in Goodyear during the 2020 third quarter, which had a combined monthly sales pace of 4.6 for all seven selling communities during the 2020 third quarter compared to a monthly sales pace of 4.1 for Arizona which in addition to the seven new communities, also included a legacy, luxury condominium community.

Net new home orders for the nine months ended September 30, 2020 increased 40% as compared to the same period in 2019, driven by a 30% increase in the monthly sales absorption rate of 2.6 per community and a 5% year-over-year increase in average selling communities, which resulted in an ending community count of 25 compared to 22 for the prior year period.

Demand was strongest during the nine months ended September 30, 2020 for our more-affordable, entry-level product, which averaged a monthly sales pace of 3.3 per community compared to a total of 2.6 per community for the companywide average.  Approximately half of all net new orders during the nine months ended September 30, 2020 were from entry-level communities compared to approximately 33% during the prior year period.  We opened 11 new communities during 2020, the majority of which are classified as entry-level product. The sales pace for our entry-level product benefited the most from an existing Northern California mini masterplan community in Vacaville as well as a popular community of court homes in the Inland Empire in Southern California. In addition to the success with our entry-level product, the sales pace for our first time move up product increased 63% year-over-year, primarily due to strong order volume from our recently opened single family detached community in Rancho Mission Viejo.

The Company experienced modest cancellation activity with a cancellation rate of 6% for the 2020 third quarter compared to 11% in the prior year. The cancellation rate for the nine months ended September 30, 2020 was 10%, as compared to 11% for the prior year period.

Backlog

	As of September 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	97	$77,214	$796	88	$91,538	$1,040	10%	(16)%	(23)%
Northern California	141	93,336	662	92	64,889	705	53%	44%	(6)%
Arizona	91	36,588	402	27	29,351	1,087	237%	25%	(63)%
Total	329	$207,138	$630	207	$185,778	$897	59%	11%	(30)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of September 30, 2020 was up 59% as compared to the prior year period primarily due to the 102% increase in net orders during the quarter, which was partially offset by a higher backlog conversion rate for the 2020 third quarter.  The increase in the conversion rate to 67% for the 2020 third quarter as compared to 60% in the prior year period resulted primarily from the Company's shift to more affordably priced product, which generally has quicker build cycles and shorter backlog periods. The dollar value of backlog at the end of the 2020 third quarter was up 11% year-over-year to $207.1 million, primarily due to the higher number of homes in backlog, partially offset by a 30% decrease in average selling price driven primarily by the mix of backlog homes in Southern California as the Company continues its pivot to more-affordable product.

The year-over-year increase in backlog dollar value was greatest in Northern California due to a 53% increase in backlog units due to a 102% increase in orders and higher beginning backlog units, partially offset by a higher backlog conversion rate for the 2020 third quarter. The increase in the number of homes in Northern California backlog contributed to a 44% increase in backlog dollar value, which was partially offset by a 6% decrease in the average price as the division's community growth has been concentrated within the more-affordable Sacramento region.

The year-over-year increase in homes in backlog was greatest in Arizona due to the division opening seven active selling communities in 2020.  All seven new communities have average selling prices within the $300,000 to $450,000 range, as compared to prior year backlog units for Arizona which were mainly comprised of homes from our higher-end, closed-out community in Gilbert, Arizona where the average price of homes in backlog was $1.0 million at September 30, 2019.

In Southern California, notwithstanding the increase in ending backlog units for the 2020 third quarter, total backlog dollar value decreased as a result of a 23% decrease in average selling price.  The mix of homes in Southern California ending backlog shifted to more-affordable communities, as the prior year had a higher number of homes in backlog with average selling prices over $1.0 million, including a large concentration at a luxury community and a higher-priced second move up community in Orange County which were closed out and near close-out, respectively, at September 30, 2020. The decrease from mix shift was partially offset by homes in backlog from a popular community in Rancho Mission Viejo that opened during 2020 and comprised over 40% Southern California ending backlog units where the average selling price of homes in backlog is $965,000.

Lots Owned and Controlled

	As of September 30,		Increase/(Decrease)
	2020	2019	Amount	%
Lots Owned:
Southern California	347	537	(190)	(35)%
Northern California	506	661	(155)	(23)%
Arizona	424	281	143	51%
Total	1,277	1,479	(202)	(14)%
Lots Controlled:(1)
Southern California	394	482	(88)	(18)%
Northern California	253	490	(237)	(48)%
Arizona	230	477	(247)	(52)%
Total	877	1,449	(572)	(39)%
Total Lots Owned and Controlled - Wholly Owned	2,154	2,928	(774)	(26)%
Fee Building Lots(2)	107	1,173	(1,066)	(91)%

(1)

Includes lots that we control under purchase and sale agreements or option agreements with nonrefundable deposits that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled decreased 26% year-over-year to 2,154 lots, of which 41% were controlled through option contracts compared to 49% optioned in the prior year period. The decrease in wholly owned lots owned and controlled was due to more deliveries in the last twelve months ended September 30, 2020 than lots contracted during the same period, the sale of certain lots in Northern California as part of a strategic decision to generate cash flow and reduce our concentration of capital investments in certain markets, and the termination of a purchase contract for lots in Northern California that the Company decided to no longer pursue. The Company reduced the level of land acquisition over the last year as a result of its focus to generate cash flows and reduce its leverage, however, the Company continues to make investments in land so long as it believes such investments will yield results that meet its investment criteria. Further, over the past few months, as economic conditions have improved, especially for the homebuilding industry, the Company has been actively evaluating new land opportunities to rebuild its pipeline.

The decrease in fee building lots at September 30, 2020 as compared to the prior year period was primarily attributable to the delivery of homes to customers during the last twelve months ended September 30, 2020, and as a result of the decision made by Irvine Pacific, our largest customer, to wind down its fee building arrangement with the Company moving forward.  Please see “Fee Building” section below for additional information.

Home Sales Revenue and New Homes Delivered

	Three Months Ended September 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	71	$55,480	$781	66	$63,533	$963	8%	(13)%	(19)%
Northern California	81	53,709	663	45	40,146	892	80%	34%	(26)%
Arizona	5	8,237	1,647	13	15,102	1,162	(62)%	(45)%	42%
Total	157	$117,426	$748	124	$118,781	$958	27%	(1)%	(22)%

	Nine Months Ended September 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	189	$159,937	$846	218	$223,660	$1,026	(13)%	(28)%	(18)%
Northern California	158	104,129	659	126	96,181	763	25%	8%	(14)%
Arizona	20	26,776	1,339	30	38,590	1,286	(33)%	(31)%	4%
Total	367	$290,842	$792	374	$358,431	$958	(2)%	(19)%	(17)%

New home deliveries increased 27% for the 2020 third quarter compared to the prior year period. The increase in deliveries was the result of a higher number of homes in beginning backlog coupled with a higher backlog conversion rate during the 2020 third quarter due to strong homebuyer demand.  Home sales revenue for the three months ended September 30, 2020 declined 1% compared to the same period in 2019, primarily due to the 22% decrease in average sales price per delivery, partially offset by the increase in deliveries. The decrease in average selling price for the period was consistent with the Company's strategic shift to more-affordable product.

The decrease in home sales revenue was primarily driven by Southern California, where homes sales revenue was down 13% year-over-year due to a 19% decline in average selling price, partially offset by an 8% increase in deliveries in the 2020 third quarter.  Southern California deliveries were up due to a slightly higher beginning backlog and backlog conversion rate as well as a 13% year-over-year increase in orders compared to the 2019 third quarter.  A product mix shift in our 2020 third quarter deliveries to our more-affordable Inland Empire communities from higher-priced, close-out communities in Orange County and Los Angeles during the 2019 third quarter drove the decrease in average selling price for Southern California.  The decrease in home sales revenue was also driven by Arizona which delivered fewer units, partially offset by a 42% increase in average sales price due to product mix. In Northern California, 2020 third quarter home sales revenue increased 34% due to an 80% increase in homes delivered, partially offset by a 26% decrease in average selling price related to a shift in deliveries from the higher-priced Bay Area to the more-affordable Sacramento region.

New home deliveries decreased 2% for the nine months ended September 30, 2020 compared to the prior year period due to a lower number of homes in backlog at the beginning of the period, partially offset by a higher backlog conversion rate during the 2020 period. Home sales revenue for the nine months ended September 30, 2020 decreased 19% compared to the same period in 2019, due primarily to a 17% decrease in average sales price per delivery for the period resulting from our shift in product mix and a decrease in new home deliveries during the 2020 second quarter resulting from the stay-at-home orders in California related to COVID-19. Average selling price was down in Southern California due to the 2019 period including deliveries from several higher-priced, closed-out Orange County and Los Angeles communities. The decrease in home sales revenue for Arizona was primarily due to fewer units delivered, but was partially offset by a 4% increase in average sales price due to product mix.  In Northern California, home sales revenue for the nine months ended September 30, 2020 increased 8% due to a 25% increase in homes delivered, partially offset by a 14% decrease in average selling price related to a shift in deliveries from the higher-priced Bay Area to the more-affordable Sacramento region.

Homebuilding Gross Margin

Homebuilding gross margin for the 2020 third quarter was 14.2% compared to 9.5% for the prior year period.  Homebuilding gross margin for the 2019 third quarter included $1.7 million in noncash inventory impairment charges related to one higher-priced community within the Inland Empire in Southern California that required more incentives than originally anticipated.  No inventory impairment charges were recorded during the 2020 third quarter.  For more information on these impairments, please refer to Note 4 of the Notes to our condensed consolidated financial statements.  Excluding impairment charges, homebuilding gross margin was 14.2% for the 2020 third quarter as compared to 11.0% for the prior year period.  The 320 basis point improvement was primarily due to a product mix shift, and to a lesser extent, lower incentives.  The positive product mix shift was driven by a higher percentage of our total homes sales revenue generated at more affordably-priced communities, which have had higher gross margins, and to a lesser extent, fewer deliveries from lower margin, move-up condominium communities compared to the 2019 third quarter.  These items were partially offset by a 60 basis point increase in interest costs included in cost of home sales.  Adjusted homebuilding gross margin, which excludes homes sales impairments and interest in cost of home sales, was 20.0% and 16.2% for the 2020 and 2019 third quarters, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP measure to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of impairment charges and interest in cost of sales, the 380 basis point improvement in the 2020 third quarter was primarily the result of a product mix shift.

Homebuilding gross margin for the nine months ended September 30, 2020 and 2019 was 6.9% and 11.4%, respectively.  The 2020 and 2019 periods included $19.0 million and $1.7 million in inventory impairment charges, respectively.  Excluding impairments, homebuilding gross margin was 13.5% compared to 11.9% for the nine months ended September 30, 2020 and 2019, respectively.  The 160 basis point increase was primarily due to a product mix shift, lower incentives and a $2.2 million benefit from a profit participation settlement during the 2020 second quarter.  These items were partially offset by higher interest in cost of home sales.  Adjusted homebuilding gross margin, which excludes impairments and interest in cost of home sales, was 19.5% and 16.7% for the nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
	(Dollars in thousands)
Home sales revenue	$117,426	100.0%	$118,781	100.0%	$290,842	100.0%	$358,431	100.0%
Cost of home sales	100,775	85.8%	107,463	90.5%	270,713	93.1%	317,557	88.6%
Homebuilding gross margin	16,651	14.2%	11,318	9.5%	20,129	6.9%	40,874	11.4%
Add: Home sales impairments	—	—%	1,700	1.5%	19,000	6.6%	1,700	0.5%
Homebuilding gross margin before impairments(1)	16,651	14.2%	13,018	11.0%	39,129	13.5%	42,574	11.9%
Add: Interest in cost of home sales	6,875	5.8%	6,167	5.2%	17,622	6.0%	17,320	4.8%
Adjusted homebuilding gross margin(1)	$23,526	20.0%	$19,185	16.2%	$56,751	19.5%	$59,894	16.7%

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

Land Sales

During the three and nine months ended September 30, 2020, the Company recognized $0 and $157,000 of deferred revenue, respectively, for the remaining completed work on a land sale that initially occurred in the 2019 third quarter.  During the three and nine months ended September 30, 2019, the Company sold two land parcels in Northern California that generated $24.6 million in land sales revenue for which the Company recorded a pretax loss of $1.5 million. In addition, the Company sold a third land parcel, also in Northern California, in October of 2019 for which a $1.9 million impairment charge was recorded in the 2019 third quarter.

Fee Building

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
	(Dollars in thousands)
Fee building revenues	$13,418	100.0%	$22,262	100.0%	$70,838	100.0%	$64,209	100.0%
Cost of fee building	13,150	98.0%	21,615	97.1%	69,632	98.3%	62,653	97.6%
Fee building gross margin	$268	2.0%	$647	2.9%	$1,206	1.7%	$1,556	2.4%

In the 2020 third quarter, fee building revenues decreased 40% from the prior year period. The decrease in fee revenues resulted primarily from a decrease in construction activity at fee building communities in Irvine, California. In August 2020, Irvine Pacific, our largest customer, made a decision to begin building homes using their own general contractor’s license, effectively terminating our fee building arrangement with Irvine Pacific moving forward. Although we are transitioning construction management responsibilities to Irvine Pacific and are not expected to be engaged for new fee building contracts with them going forward, we are currently in the process of finishing certain existing homes under construction and generating revenues in connection therewith, which we expect to continue through the first quarter of 2021. The Company is actively seeking and entering into new fee building opportunities with other land developers with the objective of at least partially offsetting the expected reduction in Irvine Pacific business in future years, such as our new fee building relationship with FivePoint in Irvine, California. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended September 30, 2020 and 2019, Irvine Pacific comprised 84% and 96%, respectively, of fee building revenue. In addition to the decrease in fee billing revenues, management fees from joint ventures and construction management fees from third parties, which are included in fee building revenue, decreased year-over-year by $0.3 million for the 2020 third quarter. Included in fee building revenues for the three months ended September 30, 2020 and 2019 were (i) $12.7 million and $21.3 million of billings to land owners, respectively, and (ii) $0.7 million and $1.0 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively.

The cost of fee building decreased 39% in the 2020 third quarter compared to the prior year period primarily due to the decrease in fee building activity, and to a lesser extent, lower allocated G&A expenses. The amount of G&A expenses included in the cost of fee building was $0.9 million and $1.2 million for the 2020 and 2019 third quarters, respectively. Fee building gross margin decreased to $0.3 million for the three months ended September 30, 2020 from $0.6 million in the prior year period primarily due to lower fee billings and reduced management fees, partially offset by lower allocated G&A expenses.

For the nine months ended September 30, 2020, fee building revenues increased 10% from the prior year period, due to an increase in construction activity at fee building communities in Irvine, California during the 2020 first quarter, which subsequently slowed in the 2020 second quarter due to COVID-19 and decreased in the 2020 third quarter as a result of the decision made by Irvine Pacific to wind down its fee building arrangement with the Company moving forward. Included in fee building revenues for the nine months ended September 30, 2020 and 2019 were (i) $69.2 million and $60.9 million of billings to land owners, respectively, and (ii) $1.6 million and $3.3 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively. Our fee building revenues have historically been concentrated with a small number of customers. For the nine months ended September 30, 2020 and 2019, Irvine Pacific comprised 94% and 94%, respectively, of fee building revenue.

The cost of fee building increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the increase in fee building activity and $0.2 million of severance charges included in the cost of fee building during the 2020 second quarter, partially offset by lower allocated G&A expenses due to lower joint venture activity and management fees. The amount of G&A expenses included in the cost of fee building was $2.7 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively. Fee building gross margin percentage decreased to 1.7% for the nine months ended September 30, 2020 from 2.4% in the prior year period primarily due to the decrease in management fees from unconsolidated joint ventures and third-party land owners and the $0.2 million of severance charges included in the 2020 third quarter, partially offset by the decrease in allocated G&A expenses.

Selling, General and Administrative Expenses

	Three Months Ended		As a Percentage of		Nine Months Ended		As a Percentage of
	September 30,		Home Sales Revenue		September 30,		Home Sales Revenue
	2020	2019	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Selling and marketing expenses	$8,056	$7,828	6.9%	6.6%	$21,908	$26,190	7.6%	7.3%
General and administrative expenses ("G&A")	6,386	5,361	5.4%	4.5%	19,301	18,593	6.6%	5.2%
Total selling, marketing and G&A ("SG&A")	$14,442	$13,189	12.3%	11.1%	$41,209	$44,783	14.2%	12.5%

G&A	$6,386	$5,361	5.4%	4.5%	$19,301	$18,593	6.6%	5.2%
Less: Severance charges	—	—	—%	—%	(873)	(1,788)	(0.3)%	(0.5)%
G&A, excluding severance charges	$6,386	$5,361	5.4%	4.5%	$18,428	$16,805	6.3%	4.7%

Selling and marketing expenses	$8,056	$7,828	6.9%	6.6%	$21,908	$26,190	7.6%	7.3%
G&A, excluding severance charges	6,386	5,361	5.4%	4.5%	18,428	16,805	6.3%	4.7%
SG&A, excluding severance charges	$14,442	$13,189	12.3%	11.1%	$40,336	$42,995	13.9%	12.0%

During the 2020 third quarter, our SG&A rate as a percentage of home sales revenue was 12.3% as compared to 11.1% in the prior year period. The 120 basis point increase was primarily due to an increase in internal and external commissions as a percentage of home sales revenue that accompanied the increase in deliveries from more affordable communities, increases in incentive compensation and professional fees, as well as a $0.3 million reduction in G&A expenses allocated to fee building cost of sales during the 2020 third quarter as compared to the 2019 third quarter.  These items were partially offset by lower amortization of capitalized selling and marketing costs in the 2020 third quarter as compared to the prior year period.

During the nine months ended September 30, 2020, our SG&A rate as a percentage of home sales revenue was 14.2%, up 170 basis points from the comparable prior year period. The 2020 period included $0.9 million in severance charges taken in the 2020 second quarter related to staffing reductions made to lower headcount as a result of lower revenue volumes which were negatively impacted by COVID-19. The 2019 period included $1.8 million in severance charges taken in the 2019 first quarter related to reducing headcount, including the departure of one of our executive officers. Excluding these severance charges, the Company’s SG&A rate for the nine months ended September 30, 2020 was 13.9% compared to 12.0% in the prior year period. The 190 basis point increase was due largely to the decrease in home sales revenue, a $1.5 million year-over-year reduction in G&A expenses allocated to fee building cost of sales in the 2020 period as compared to the 2019 period, and an increase in internal commissions as a percentage of home sales revenue, which was partially offset by lower amortization of capitalized selling and marketing costs, advertising and model operation cost savings, and a reduction in personnel costs.

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

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of September 30, 2020 and 2019, we had ownership interests in nine and ten unconsolidated joint ventures, respectively, three and five of which have active homebuilding or land development operations, respectively. We own interests in our unconsolidated joint ventures that generally range from 10% to 35% and these interests vary by entity.

The Company’s joint venture activity for the three months ended September 30, 2020 and 2019 resulted in pretax loss of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company’s joint venture activity resulted in $22.0 million of pretax losses and $0.3 million of pretax income, respectively.  The year-over-year decrease in joint venture income for the 2020 year-to-date period was primarily related to other-than-temporary impairment charges taken by the Company related to its investments in two unconsolidated land development joint ventures.  During the 2020 second quarter, the Company recognized a $20.0 million other-than-temporary impairment charge in connection with its intent to exit the Russell Ranch land development joint venture in Folsom, California. The Company determined that the expected financial returns relative to the required future capital contributions did not outweigh the related market and cost risks for this development.  In addition, exiting the joint venture allows the Company to pursue certain federal tax loss carryback refund opportunities form the passage of the CARES Act as well as preserve future capital. As a result, the Company determined that the value of its investment is not recoverable and wrote off its investment balance and recorded its remaining costs to complete. This impairment charge reflects the Company's current estimates, but actual losses associated with exiting the joint venture could differ materially based on the ultimate sales price of the underlying asset. In addition, the Company recorded a $2.3 million impairment charge during the 2020 first quarter related to its investment in the Bedford joint venture as the result of an agreement by the Company to sell its interest in this joint venture to our partner for less than our current carrying value which closed during the 2020 third quarter.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
	2020	2019	Amount	%	2020	2019	Amount	%
	(Dollars in thousands)
Unconsolidated Joint Ventures - Operational Data
Net new home orders	4	23	(19)	(83)%	19	87	(68)	(78)%
New homes delivered	17	26	(9)	(35)%	67	116	(49)	(42)%
Average sales price of homes delivered	$1,034	$852	$182	21%	$945	$956	(11)	(1)%

Home sales revenue	$17,585	$22,155	$(4,570)	(21)%	$63,331	$110,849	$(47,518)	(43)%
Land sales revenue(1)	—	13,654	(13,654)	(100)%	16,191	26,325	(10,134)	(38)%
Total revenues	$17,585	$35,809	$(18,224)	(51)%	$79,522	$137,174	$(57,652)	(42)%
Net income (loss)	$101	$(262)	$363	139%	$3,081	$2,041	$1,040	51%

Selling communities at end of period					1	4	(3)	(75)%
Backlog (dollar value)					$1,850	$44,351	$(42,501)	(96)%
Backlog (homes)					1	47	(46)	(98)%
Average sales price of backlog					$1,850	$944	$906	96%

Homebuilding lots owned and controlled					7	95	(88)	(93)%
Land development lots owned and controlled					634	1,846	(1,212)	(66)%
Total lots owned and controlled					641	1,941	(1,300)	(67)%

(1)	Land sales revenue for the nine months ended September 30, 2020 includes $7.0 million of revenues related to the sale of a mixed use building sold by a homebuilding joint venture.

Interest Expense

During the three and nine months ended September 30, 2020, we expensed $1.1 million and $3.1 million of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835, Interest.  To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

Project Abandonment (Costs) Recoveries

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

Gain on Early Extinguishment of Debt

During the three months ended September 30, 2020, the Company repurchased and retired approximately $5.2 million in face value of its 7.25% Senior Notes due 2022 for a cash payment of approximately $5.0 million.  During the nine months ended September 30, 2020, the Company repurchased and retired approximately $15.7 million of its 2022 Notes for cash payments of approximately $14.8 million.  The Company recognized a gain on early extinguishment of debt of $0.2 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, which included the respective write-off of approximately $40,000 and $135,000 of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.  During the nine months ended September 30, 2019, the Company repurchased and retired approximately $12.0 million of its 2022 Notes for a cash payment of approximately $10.9 million. For the nine months ended September 30, 2019, the Company recognized a total gain on early extinguishment of debt of $1.0 million, which included the write-off of approximately $160,000 of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.

Provision/Benefit for Income Taxes

For the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $0.4 million and a benefit of $26.5 million, respectively.  The Company's effective tax rates for the three and nine months ended September 30, 2020 include the benefit associated with net operating loss carrybacks to years when the Company was subject to a 35% federal tax rate as permitted by the CARES Act.  The CARES Act was signed into law on March 27, 2020 and allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  The effective tax rates for both 2020 periods differ from the federal statutory rate due the net operating loss carryback benefit, state income tax rates and tax credits for energy efficient homes.  Additionally, the difference in the effective tax rate for the nine months ended September 30, 2020 compared to the statutory rate was largely due to a discrete benefit of $10.0 million of which, $5.8 million related to the $14.0 million project abandonment costs recorded during the 2020 first quarter and $3.9 million related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.

For the three and nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.2 million and a provision of $0.1 million, respectively.  The Company's effective tax rates for 2019 periods differ from the federal statutory tax rates due to state income taxes, estimated deduction limitations for executive compensation and discrete items. The provision for discrete items totaled $0.4 million for the nine months ended September 30, 2019 and related to stock compensation and state income tax rate changes.

Trends and Uncertainties

On March 11, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic.  From the beginning of the pandemic, we have taken and continue to take a number of strategic and actions in response to the COVID-19 crisis to continue to service to our customers while protecting their health and safety, as well as that of our employees and vendors.

We have implemented several health and safety protocols to protect our employees, trade partners and customers as required by state and local government agencies and taking into consideration the CDC and other public health authorities’ guidelines.  While over the past several months, state and local governments began to relax certain "stay-at-home" and similar public health mandates that were implemented in response to the COVID-19 pandemic, with the resurgence of COVID-19 throughout the nation, there is no assurance as to what level of activity may be permitted to continue.  We have been able to continue most of our homebuilding operations during the government-mandated "stay-at-home" orders as residential construction was designated as an essential business as part of critical infrastructure in most jurisdictions in which we operate and homebuilding operations are continuing at all of our jobsites with appropriate safety measures in place.  In late June 2020, our model home sales offices reopened to the public with appropriate enhanced sanitation and social-distancing measures in place.  While appointments are not necessary, they are still encouraged, and our sales operations continue to leverage our virtual sales tools to connect with our customers online.  We have also focused on transforming our customer experience online through innovative digital options, including (i) shifting to a remote selling environment through the use of our online sales concierges; (ii) providing virtual options for online home tours, design center selections and new home demonstrations; and (iii) providing for self-guided tour options to allow homebuyers to tour model homes privately and at their leisure.  Although we allowed our corporate and divisional offices to reopen at limited capacity during June 2020, we actively encourage our employees to utilize a work-from-home model where practicable to further limit capacity.  During the reopening process, we instituted several safety protocols, such as distancing and personal protective equipment requirements and enhanced premises cleaning, all in accordance with applicable public health orders and advice.

While all of the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they do impact our ability to operate our business in its ordinary and traditional course.  These actions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case has varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home construction and deliveries for certain projects during the latter part of March and through a portion of the second quarter.  The potential magnitude or duration of the business, operational and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets and the economy. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

Following the significant decline in demand resulting from the COVID-19 pandemic that we experienced starting at the end of the 2020 first quarter through mid-second quarter 2020, sales absorption steadily improved. We attribute the recently higher level of demand to a number of factors, including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home. We believe these factors will continue to support demand in the near term. Nevertheless, our year-over-year order improvement is not necessarily indicative of future results due to various factors including seasonality, anticipated community openings and closeouts, and continued uncertainty surrounding the economic and housing market environments due to the impacts of the ongoing COVID-19 pandemic and the related COVID-19 control responses.

Although economic conditions have improved since mid-March and April, in particular for the housing industry, we remain cautious as to the impact of the COVID-19 pandemic on the economy, among other things. Economic conditions in the United States continue to remain uncertain, in particular with respect to unemployment levels, and regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will impact the U.S. economy, employment levels, financial markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. Political uncertainty and civil unrest also have the potential to adversely impact the economy. The extent of such impacts on our operational and financial performance will depend on future developments, including the duration and spread of COVID-19, whether there are subsequent outbreaks of the virus, and the related impacts on the economy, financial markets, and our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control.

Given this uncertainty, at the onset of the COVID-19 pandemic, we immediately took several steps to preserve capital, including implementing additional cost cutting measures, curtailing the acquisition and development of land, renegotiating lot takedown arrangements and limiting the number of speculative homes under construction. In the past few months, as economic conditions have improved, especially for the housing industry, we have been actively evaluating new land transactions to rebuild our pipeline. During 2020, we also made strategic decisions to (i) structure an exit from a land development joint venture in Northern California which resulted in a $20.0 million other-than-temporary impairment charge in the 2020 second quarter, (ii) to cease further development at a wholly owned community in Scottsdale, Arizona resulting in a $14.0 million project abandonment charge during the 2020 first quarter, and (iii) exit a land development joint venture in Southern California which resulted in a $2.3 million other-than-temporary impairment charge in the 2020 first quarter. By not continuing with these projects, the Company will avoid significant capital outlays and help preserve capital for the future, as well as be able to seek federal tax refunds.

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

Liquidity and Capital Resources

Overview

Our principal sources of capital for the nine months ended September 30, 2020 were cash generated from home sales activities, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for the nine months ended September 30, 2020 were land purchases, land development, home construction, repurchases of the Company's common stock and bonds, contributions and advances to our unconsolidated joint ventures, and payment of operating expenses, interest and routine liabilities.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are generally active in acquiring and developing lots to maintain or grow our lot supply and community count. We expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations. Over the past several quarters, we have been focused on reducing our debt levels and leverage and have reduced spending, including on land, in response to this focus as well as the economic uncertainty produced by the COVID-19 pandemic. However, as economic conditions have improved, especially for housing, we have been actively seeking to rebuilding our land pipeline.

During the nine months ended September 30, 2020, we generated cash flows from operating activities of $62.0 million.  We ended the third quarter of 2020 with $126.4 million of cash and cash equivalents, a $47.1 million increase from December 31, 2019.  Generally, we intend to continue reducing our debt levels within our target net leverage ranges in the near term, and then to deploy a portion of cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.  However, the uncertainty of the COVID-19 pandemic may impact our ability to generate cash flows from operations which may limit our debt reduction and land acquisition efforts in the near to mid-term.  Subsequent to September 30, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the 2025 Notes, together with cash on hand, will be used to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to November 12, 2020.  On October 13, 2020, the Company issued a conditional notice of redemption to the holders of the 2022 Notes, which provides for the redemption by the Company of all of the outstanding 2022 Notes on November 12, 2020.  On October 28, 2020, in connection with the consummation of the offering of the 2025 Notes, proceeds from the 2025 Notes and cash on hand were remitted to the trustee of the 2022 Notes in the full amount of the redemption price plus accrued and unpaid interest and its obligations under the indenture governing the 2022 Notes were satisfied and discharged. In connection with the redemption of the 2022 Notes, the aggregate face value of the Company's senior notes is reduced by approximately $42.3 million.  For more information on the Senior Notes due 2025 and the satisfaction and discharge of the 2022 Notes, please see Note 18 to the accompanying condensed consolidated financial statements.

As of September 30, 2020 and December 31, 2019, we had $4.0 million and $9.6 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $4.8 million and $10.4 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to operate our business. As of September 30, 2020, we had outstanding borrowings of $292.3 million in aggregate principal related to our 2022 Notes and no borrowings outstanding under our existing credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, seller land banking arrangements, or common and preferred equity.

While the COVID-19 pandemic and related mitigation efforts have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, our revolving credit facility or, to the extent available, through accessing debt or equity capital, as needed, although no assurances can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic.  The Company completed a sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 in a private placement during October 2020.  For more information on the Senior Notes due 2025 and the satisfaction and discharge of the 2022 Notes, please see Note 18 to the accompanying condensed consolidated financial statements.

Senior Notes Due 2022

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "Existing Notes") in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The 2022 Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%. Net proceeds from the Existing Notes were used to repay all borrowings outstanding under the Company’s revolving credit facility with the remainder used for general corporate purposes. Net proceeds from the Additional Notes were used for working capital, land acquisition and general corporate purposes. Interest on the Existing Notes and the Additional Notes (together, the "2022 Notes") is payable semiannually in arrears on April 1 and October 1. The maturity date of the 2022 Notes is April 1, 2022. The 2022 Notes were exchanged in an exchange offer for Notes that are identical to the original 2022 Notes, except that they are registered under the Securities Act of 1933 and are freely tradeable in accordance with applicable law. During the nine months ended September 30, 2020, the Company repurchased approximately $15.7 million of the 2022 Notes at 94.25% of face value reducing the outstanding aggregate principal amount to $292.3 million.

The 2022 Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the 2022 Indenture.

	September 30, 2020
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.5	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.46	< 2.25 : 1.0

As of September 30, 2020, we were able to satisfy the leverage condition.

Subsequent to September 30, 2020, on October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of its 7.25% Senior Notes due 2025, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. Pursuant to the Indenture, interest on the 2025 Notes will be paid semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2025 Notes will mature on October 15, 2025.

The 2025 Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, (1) borrowings of up to the greater of (i) $100 million and (ii) 20% of our consolidated tangible net assets under existing or future bank credit facilities, (2) non-recourse indebtedness, and (3) indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either the leverage condition or interest coverage condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2021 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible net assets and a general basket of up to the greater of $15 million and 3% of our consolidated tangible net assets.

The 2025 Notes and the guarantees are the Company’s and the Guarantor’s senior unsecured obligations. The 2025 Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsecured senior debt, including borrowings under the Company's senior unsecured revolving credit facility, and senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated debt. The 2025 Notes and the guarantees will be effectively subordinated to any of the Company’s and the Guarantors’ existing and future secured debt. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's wholly owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional.

On or after October 15, 2022, the Company may redeem all or a portion of the 2025 Notes upon not less than 15 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount on the redemption date) set forth below plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the 12-month period, as applicable, commencing on October 15 of the years as set forth below:

Year	Redemption Price
2022	103.625%
2023	101.813%
2024	100.000%

In addition, any time prior to October 15, 2022, the Company may, at its option on one or more occasions, redeem the 2025 Notes (including any additional notes that may be issued in the future under the Indenture) in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Notes (including any additional notes that may be issued in the future under the Indenture) issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 107.25%, plus accrued and unpaid interest, if any, to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings by the Company or any direct or indirect parent entity of the Company.

If the Company experiences a change of control triggering event (as described in the Indenture), holders of the 2025 Notes will have the right to require the Company to repurchase all or a portion of the 2025 Notes at 101% of their principal amount thereof on the date of repurchase, plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The Indenture contains certain covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to:

•	incur or guarantee additional indebtedness or issue certain equity interests;
•	pay dividends or distributions, repurchase equity or make payments in respect of subordinated indebtedness;
•	make certain investments;
•	sell assets;
•	incur liens;
•	create certain restrictions on the ability of restricted subsidiaries to pay dividends or to transfer assets;
•	enter into transactions with affiliates;
•	create unrestricted subsidiaries; and
•	consolidate, merge or sell all or substantially all of its assets.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on such 2025 Notes to be declared due and payable. In addition, if the 2025 Notes are assigned an investment grade rating by certain rating agencies and no default or event of default has occurred or is continuing, certain covenants related to the 2025 Notes would be suspended. If the rating on the 2025 Notes should subsequently decline to below investment grade, the suspended covenants would be reinstated.

Senior Unsecured Revolving Credit Facility

As of September 30, 2020, the Company had an unsecured revolving credit facility with a bank group (the "existing credit facility") with (i) a maturity date of September 30, 2021, (ii) total commitments under the facility of $60 million and an accordion feature allowing up to $150 million of borrowings, subject to certain financial conditions, including the availability of bank commitments, (iii) a restriction on secured indebtedness to an aggregate maximum of $10 million, and (vi) limitations on the ability to repurchase the Company's common stock and senior notes, based on its net leverage ratio, as defined therein. As of September 30, 2020, we had no borrowings or letters of credit outstanding under the credit facility. Interest is payable monthly and is charged at a rate of 1-month LIBOR plus a margin ranging from 3.50% to 4.50% depending on the Company’s leverage ratio as calculated at the end of each fiscal quarter; provided that LIBOR shall be subject to a LIBOR floor. As of September 30, 2020, the interest rate under the existing credit facility was 5.25%. Pursuant to the existing credit facility, the Company was required to maintain certain financial covenants as defined in the existing credit facility, including (i) a minimum tangible net worth; (ii) maximum leverage ratios; (iii) a minimum liquidity covenant; and (iv) a minimum fixed charge coverage ratio based on EBITDA (as detailed in the existing credit facility) to interest incurred or if this test is not met, the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. As of September 30, 2020, the Company was in compliance with all financial covenants.

Pursuant to the existing credit facility, the Company is required to maintain certain financial covenants as defined in the existing credit facility, including, but not limited to, those listed in the following table:

	September 30, 2020
		Covenant
Financial Covenants	Actual	Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)	$126,375	$10,000 (1)
EBITDA to Interest Incurred(2)	1.60	> 1.75 : 1.0
Tangible Net Worth(3)	$198,695	$150,000
Net Leverage Ratio	46.7%	< 60%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2 below), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the existing credit facility agreement) which was $24.8 million as of September 30, 2020. The Company was in compliance with this requirement with an unrestricted cash balance of $126.4 million at September 30, 2020.

(3)

Our consolidated tangible net worth is reduced by an adjustment equal to the aggregate amount of investments in and advances to unconsolidated joint ventures that exceed 35% of consolidated tangible net worth as calculated without giving effect to this adjustment (the "Adjustment Amount"). The Adjustment Amount was considered in the calculation of consolidated tangible net worth.

The existing credit facility also contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, and limitations on fundamental changes. The existing credit facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the Lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events.  As of September 30, 2020, we were in compliance with all covenants under our existing credit facility.

Subsequent to September 30, 2020, on October 30, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The New Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing April 30, 2023. The New Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.  Concurrently with entering into the New Credit Agreement, the Company repaid in full and terminated the existing credit facility.

Amounts outstanding under the New Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio. The covenants of the New Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the New Credit Agreement contains certain financial covenants, including requiring that the Company to maintain (i) a consolidated tangible net worth not less than $150 million plus 50% of the cumulative consolidated net income for each fiscal quarter commencing on or after June 30, 2020, (ii) a net leverage ratio not greater than 60%, (iii) minimum liquidity of at least $10 million, and (iv) an interest coverage ratio less than 1.75 to 1 or if this test is not met, to maintain unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. The New Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans and terminate the commitments thereunder. The New Credit Agreement also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the New Credit Agreement.

Letters of Credit and Surety Bonds

The following table summarizes our letters of credit and surety bonds as of the dates indicate:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Letters of credit(1)	$—	$—
Surety bonds(2)	45,275	47,593
Total outstanding letters of credit and surety bonds	$45,275	$47,593

(1)	As of September 30, 2020, there is a $10.0 million sublimit for letters of credit available under our existing credit facility.
(2)	The estimated remaining costs to complete as of September 30, 2020 and December 31, 2019 were $14.1 million and $29.1 million, respectively.

Stock Repurchase Program

On May 10, 2018, our board of directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock with an aggregate value of up to $15 million. Repurchases of the Company's common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements.  During the nine months ended September 30, 2020, the Company repurchased and retired 2,051,183 shares of its common stock at an aggregate purchase price of $3.7 million.  During the nine months ended September 30, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  The purchases were made under a previously announced stock repurchase program that had a remaining purchase authorization of $1.7 million as of September 30, 2020.  Repurchases made from March 20, 2020 through May 11, 2020 were made pursuant to the Company's 10b5-1 plan. All repurchased shares were returned to the status of authorized but unissued.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$290,272	$304,832
Equity, exclusive of non-controlling interest	198,695	232,647
Total capital	$488,967	$537,479
Ratio of debt-to-capital(1)	59.4%	56.7%

Total debt, net of unamortized discount, premium and debt issuance costs	$290,272	$304,832
Less: Cash, cash equivalents and restricted cash	126,783	79,431
Net debt	163,489	225,401
Equity, exclusive of non-controlling interest	198,695	232,647
Total capital	$362,184	$458,048
Ratio of net debt-to-capital(2)	45.1%	49.2%

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

Cash Flows — Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, the comparison of cash flows is as follows:

•	Net cash provided by operating activities was $62.0 million for the nine months ended September 30, 2020 compared to $58.6 million for the nine months ended September 30, 2019. The year-over-year change was due to an increase in cash flows related to real estate inventories to $65.8 million from $63.0 million for the 2019 period. The change in real estate inventories was driven by a decrease in land acquisition and development spend, partially offset by lower home sales revenue in the 2020 period. The year-over-year decrease in net income reduced cash inflow by $26.6 million and resulted in a related decrease of $27.5 million due to a noncash increase in prepaid taxes for expected tax refunds of prior year income tax payments. These items were offset by $19.0 million of noncash inventory impairments, noncash project abandonment costs of $14.1 million, and $22.3 million of noncash impairments to the Company’s investment in two unconsolidated joint ventures recorded during the nine months ended September 30, 2020.
•	Net cash provided by investing activities was $4.5 million for the nine months ended September 30, 2020 compared to $1.8 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net distributions from unconsolidated joint ventures were $4.8 million compared to $1.8 million in the prior year period. The increase in net distributions was primarily due to a $5.1 million distribution related to the Company’s sale of its interest in the Bedford joint venture in the 2020 third quarter, partially offset by a year-over-year reduction in distributions from the Avanti and Mountain Shadows joint ventures as Avanti has closed out and Mountain Shadows is nearing close-out.
•	Net cash used in financing activities was $19.2 million for the nine months ended September 30, 2020 compared to $61.9 million for the nine months ended September 30, 2019. The decreased outflow in 2020 is primarily related to a $49.5 million net paydown of the Company’s existing unsecured credit facility in the prior year period, partially offset by an increase in cash paid during 2020 to repurchase and retire our senior notes and common stock.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of September 30, 2020, we had $11.7 million of nonrefundable and $0.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $67.6 million, net of deposits. These cash deposits are included as a component of our real estate inventories in the accompanying condensed consolidated balance sheets.

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

We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. In certain instances, the Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. For unconsolidated joint ventures where the Company has provided an LTV credit enhancement, the Company has also entered into agreements with some of its unconsolidated joint venture partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, the agreements provide the Company, to the extent its partner has an unpaid liability under such LTV credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of September 30, 2020 and December 31, 2019, $6.6 million and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $1.6 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively.

In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from customary "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy. Additionally, in some cases, under our joint venture agreements, our shares of profits and losses are greater than our contribution percentage.

For more information about our off-balance sheet arrangements, please see Note 11 of the Notes to our condensed consolidated financial statements.

As of September 30, 2020, we held membership interests in nine unconsolidated joint ventures, six of which related to homebuilding activities and three related to land development as noted below. Of the nine joint ventures, three have active homebuilding or land development activities ongoing and the balance are effectively inactive with only warranty activities. We were a party to one loan-to-value maintenance agreement related to unconsolidated joint ventures as of September 30, 2020. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of September 30, 2020:

			September 30, 2020
	Year		Contribution	Total Joint Venture			NWHM	Debt-to-Total	Loan-to-Value Maintenance	Estimated Future Capital	Lots Owned and
Joint Venture (Project Name)	Formed	Location	%(1)	Assets	Debt(2)	Equity	Equity(3)	Capitalization	Agreement	Commitment(4)	Controlled
				(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$10,393	$—	$330	$99	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)(5)	2012	Santa Clarita, CA	10%	839	—	204	51	—%	N/A	—	—
TNHC Newport LLC (Meridian)(5)	2013	Newport Beach, CA	12%	1,139	—	1,033	244	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	3,086	—	1,126	114	—%	N/A	—	—
TNHC Russell Ranch LLC (Russell Ranch)(5)(6)(7)	2013	Folsom, CA	35%	65,085	—	64,745	13,545	—%	N/A	895	631
TNHC-HW Foster City LLC (Foster Square)(6)	2013	Foster City, CA	35%	323	—	322	150	—%	N/A	—	—
Calabasas Village LP (Avanti)(5)	2013	Calabasas, CA	10%	4,823	—	3,589	358	—%	N/A	—	—
TNHC-HW Cannery LLC (Cannery)(6)	2013	Davis, CA	35%	1,788	—	1,787	626	—%	N/A	—	3
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	24,585	6,588	17,201	4,315	28%	Yes	—	7
Total Unconsolidated Joint Ventures				$112,061	$6,588	$90,337	$19,502	7%		$895	641

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

(2)

Scheduled maturities of the unconsolidated joint venture debt as of September 30, 2020 are as follows: $6.6 million matures in 2020. The $6.6 million of Mountain Shadows debt was due December 14, 2019; however, pursuant to the loan agreement, advances made related to the construction of a presold home shall be due and payable 12 months after the initial advance of such loan with the option to extend an additional three months (provided no event of default has occurred).  In October 2020, the balance of this debt was repaid in full.

(3)

Represents the Company's equity in unconsolidated joint ventures, as reflected in the financial records of the respective joint ventures. Investment in and advances to unconsolidated joint ventures in the accompanying condensed consolidated balance sheets includes the equity, but is net of $13.5 million of certain basis differences.

(4)

Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of September 30, 2020. Actual contributions may differ materially.

(5)

Certain current and former members of the Company's board of directors are affiliated with entities that have an investment in these joint ventures. See Note 12 to the Notes to our condensed consolidated financial statements.

(6)	Land development joint venture.
(7)

The Company's share of capital contributions for certain improvements in the aggregate maximum amount of approximately $26 million is 50%, or $13 million, of which the Company has funded $10.2 million as of September 30, 2020.

As of September 30, 2020, the unconsolidated joint ventures were in compliance with their respective loan covenants, where applicable, and we were not required to make any loan-to-value maintenance related payments during the three and nine months ended September 30, 2020.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

A pandemic, epidemic or similar serious public health issue, such as the present outbreak of COVID-19, and the measures taken by international, federal, state and local governments, and other authorities to address it, could significantly disrupt our business for an extended period.  Further, a significant outbreak of contagious diseases, such as COVID-19, could result in a widespread health crisis that could adversely affect the global economy and financial markets, resulting in an economic downturn.  As a result, consumer confidence may wane and demand for our homes may decline having a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and most states and municipalities have declared public health emergencies including the states in which we operate, California and Arizona. Along with these declarations, California and Arizona have enacted, at various times, ”stay-at-home”, “shelter-in-place” and other restrictive orders to contain and combat the outbreak and spread of COVID-19 that substantially restricted daily activities for individuals and many businesses to curtail or cease normal operations.

In response to the stay-at-home and shelter-in-place orders in California and Arizona, our model homes and design studios were closed to the public and operated on an appointment-only basis, as permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer.  Associates at our corporate and divisional offices moved to a work-from-home model for nearly all employees.  Construction activities at our job sites within most of the jurisdictions in which we operate were permitted to continue during the stay-at-home and shelter-in-place orders, however, careful protocols were set in place to protect our employees and trade partners that impacted operational efficiency.  The restrictions we have taken to contain the outbreak as well as a reduction in the availability, capacity and efficiency of municipal and private services necessary to operations has and may continue to temper our sales pace and delay the delivery of our homes at certain communities.

As conditions started to improve in late May 2020 as state and local governments in our markets began relaxing the public health restrictions described above and we began to gradually take steps to effectively resume nearly all of our operations (with enhanced safety measures), including reopening our model homes and design studios and expanding construction and customer care service activities to the extent permitted.  However, in late May, the states in which we operate each began to experience a severe spike in transmissions of COVID-19 which caused state and local authorities in California and Arizona to take various actions to pause the relaxation on restrictions and in some cases re-implement similar restrictive measures and closure orders.  Throughout the 2020 third quarter, conditions improved and we began to see pandemic-related government restrictions begin to ease again. However, COVID-19 has recently resurged in a number of places throughout the country and the world, accordingly, we remain uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, a recession, high unemployment levels, and significant volatility in financial markets and the price of our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to the current or any resurgence in infections, that we will not be able to conduct any business operations in certain of our markets or at all for an indefinite period.

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

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest, similar to what arose at the end of May related to efforts to institute law enforcement and other social and political reforms and which may also affect our business in the short and/or medium-to-longer term; negatively impact mortgage availability or the federal government’s mortgage loan-related programs; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products as occurred during the latter part of the 2020 first quarter and earlier months of the 2020 second quarter; impair our ability to sell and build homes in a typical manner, or at all, generate revenues and cash flows, and/or access capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase our use of sales incentives and concessions which could adversely affect our margins; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in current and future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. For example, during the 2020 first quarter, we decided to terminate our option contract for a luxury condominium project in Scottsdale, Arizona in large part due to significant economic uncertainty related to COVID-19 and recorded an abandonment charge of $14.0 million related to the capitalized costs that have accumulated to the portion of the project that is being abandoned.  Circumstances related to the COVID-19 pandemic and associated economic relief measures were considered in our 2020 second quarter decision to exit the joint venture in Folsom, California which resulted in a $20.0 million other-than-temporary impairment charge for the period.  The long-term economic impact and near-term financial impacts may cause us to incur other abandonment or impairment charges in the future, but the impact of COVID-19 cannot be reliably quantified or estimated at this time.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we did in the 2020 second quarter, and such impacts could be material to our financial statements in 2020 and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under our unsecured credit facility or the 2025 Notes.  Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

In addition to the risks described above, the COVID-19 pandemic may also have the effect of heightening other risks disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, including, but not limited to, risks related to deterioration in homebuilding and general economic conditions, our geographic concentration, competition, availability of mortgage financing, inventory risks and impairments, supply and/or labor shortages, access to capital markets (including the debt and secondary mortgage markets), impact on joint ventures, compliance with the terms of our indebtedness, potential downgrades of credit ratings, and our leverage.

The following Risk Factor under the heading “Risks Related to Our Business” below amends and restates the Risk Factor set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us."

Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. We and other homebuilders have encountered increases in costs of labor in materials, which is particularly acute in the markets in which we build in California and Arizona. In particular, in part due to the impacts of COVID-19 and also due to increasing demand, we have seen an increase in the costs and/or a decrease in the available supply of building materials, particularly with respect to lumber, that could negatively impact our margins. The cost of labor and raw materials may also increase during periods of shortage or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand which puts downward pressure on our gross margins. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The following Risk Factor under the heading “Risks Related to Our Business” below amends and restates the Risk Factor set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “A large proportion of our fee building revenue is from one customer."

A large proportion of our fee building revenue has been from one customer, and that customer relationship will be terminated.

The Company’s fee building revenues have historically been concentrated with a small number of customers. We have several fee building agreements with Irvine Pacific who accounted for 14%, 23%, and 25% of our total consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Our billings to this customer were dependent upon such customer’s decision to proceed with construction and the agreements were subject to cancellation at any time. In August 2020, Irvine Pacific made a decision to begin building homes using their own general contractor’s license, effectively terminating the Company’s fee building arrangement with Irvine Pacific moving forward. Although we are transitioning construction management responsibilities to Irvine Pacific and are not expected to be engaged for new fee building contracts with them going forward, we are currently in the process of finishing certain existing homes under construction and generating revenues in connection therewith, which we expect to continue through the first quarter of 2021. The Company is actively seeking and entering into new fee building opportunities with other land developers with the objective of at least partially offsetting the expected reduction in Irvine Pacific business in future years, such as our new fee building relationship with FivePoint. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fee Building." However, there is no guarantee that we will be able to offset the loss of the Irvine Pacific business with new opportunities and the loss of these billings could negatively impact our business and our results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The Company did not make any purchases of its common stock during the three months ended September 30, 2020.

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

4.4	Amendment No. 2 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.5	Tax Benefit Preservation Plan, dated as of May 8, 2020, between The New Home Company Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 8, 2020)

4.6	Indenture, dated as of October 28, 2020, among The New Home Company Inc., the Guarantors and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 28, 2020).

10.1	Credit Agreement, dated as of October 30, 2020, among The New Home Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 30, 2020).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*

The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: November 2, 2020