Form 10-K
period 2020-12-31
New Home Co Inc.
filed 2021-02-11
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-36283

The New Home Company Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0560089
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15231 Laguna Canyon Road, Suite 250

Irvine, California 92618

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price of $3.36 as reported by the New York Stock Exchange was $46,031,980.

There were 18,071,979 shares of the registrant's common stock issued and outstanding as of February 9, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2020

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended.  All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "anticipate," "intend," "estimate," "expect," "project," "plans," "could," "seeks" and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, financial needs and the potential impact of COVID-19. Such statements may include, but are not limited to information related to: anticipated operating results; home deliveries; the ability to acquire land and pursue real estate opportunities; our leverage; our plans to sell more affordably priced homes; inventory write-downs; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to produce the liquidity and obtain capital necessary to expand and take advantage of opportunities; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; community openings; seasonality; home warranty claims and reserves; legal proceedings; unrecognized tax benefits; anticipated effective tax rates; seasonality; dividends; sales paces and prices; trends and effects of home buyer cancellations; and growth and expansion.

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

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or publicly release any revision to these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, including significant business, economic, competitive, regulatory and other risks and uncertainties. If any of those risks and uncertainties materialize, actual results could differ materially from those discussed in any such forward-looking statement.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our Company

We are a new generation homebuilder focused on the design, construction and sale of innovative and consumer-driven homes in major metropolitan areas within select growth markets in California and Arizona, including Southern California, the San Francisco Bay area, metro Sacramento and the greater Phoenix area. We were founded in 2009, towards the end of an unprecedented downturn in the U.S. homebuilding industry, as The New Home Company LLC.  In January 2014, we renamed our company The New Home Company Inc. and completed our initial public offering of shares of our common stock. Since our initial public offering, we have transformed from a primarily high-end builder in California with a majority of revenues derived from joint venture projects to a more diversified builder with expanded product offerings to include more affordably priced homes and geographic diversification with the vast majority of revenues derived from wholly owned communities.  Despite a move down in price point, we continue to emphasize quality, design and customer service as integral to our brand. Among the numerous customer service, quality and design awards we have received, Eliant Homebuyer Survey Company has rated our company in the top two of overall homebuyer satisfaction for the past eight years, as well as America’s top builder in four of the past eight years. We’ve been recognized as having one of the top communities or master plans in the United States for five consecutive years.  Since we were founded, we've been awarded over 300 other architectural, design, sales and customer service awards including over 25 community of the year awards.

We are organized into three reportable segments: Arizona homebuilding, California homebuilding and fee building. Our California homebuilding operation is comprised of divisions in Northern California and Southern California.  Our primary business focus is building and selling homes for our own account and we also have a fee building business. For financial information about our segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Consolidated Financial Statements.

Business Strategy

The New Home Company is a premium brand that emphasizes and has a reputation for customer service, quality and design, as well as strong relationships with key land sellers and developers within each of our local markets, that we believe differentiates us from our competitors.  We seek sites where we are rewarded for thoughtful land planning and architecture, quality construction, leading design, and excellent customer experience. Our core operating philosophy is to provide a positive, memorable experience for our home buyers by actively engaging with them in the building process, including through our design studios which allow buyers to personalize our home offerings. We believe that customer-focused community creation and product development, our reputation for high quality construction, as well as exemplary customer service, are key components of the lifestyle connection we seek to establish with each homebuyer. While we have strategically expanded our portfolio to include more affordable product offerings, we remain committed to our premium brand through The New Home Company credo, which we believe is critical to our success, comprised of the following pillars:

•	Among the most recognized builders in customer experience
•	Best-in-class quality
•	Leading design
•	Choice: Making our home yours
•	Giving Back

We seek to reduce upfront capital and exposure to land risk through the use of land options and other flexible land acquisition and development arrangements. The Company owned approximately 1,340 lots and had options to purchase an additional 678 lots as of December 31, 2020. We believe our lot option strategy allows us to leverage and establish a homebuilding platform focused on high-growth, land-constrained markets. In addition, we believe that our professional reputation and long-standing relationships with key land sellers, including masterplan community developers, brokers and other builders enable us to acquire well-positioned land parcels in our existing markets as well as new target markets.

In addition, we also have a fee building business comprised primarily of building for third party landowners for a fee with such third party landowners paying or reimbursing the Company for all costs associated with construction. We believe our fee building business complements our business strategy as it leverages overhead and supplements income using nominal capital.

Homebuilding Operations

We are currently focused on identifying unique sites and creating communities that allow us to design, construct and sell consumer-driven, single-family detached and attached homes in major metropolitan areas in Southern California, metro Sacramento, the San Francisco Bay area and the greater Phoenix area. Defining characteristics of our markets generally include barriers to entry, job growth, high employment to building permit ratios and increasing populations, which can create growing demand for new housing.  We have more recently expanded our portfolio to include more affordable offerings in strong locations, but remain committed to delivering a premium product and experience, which we believe differentiates us from our competitors.  As of December 31, 2020, the homes that we build range in price from approximately $300,000 to $1.3 million, with home sizes ranging from approximately 1,000 to 4,200 square feet. Our homebuilding operations are comprised of two reportable segments, Arizona homebuilding and California homebuilding.  Total homebuilding revenue contributed to 84%, 86%, and 76% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, the average sales price of homes delivered from our wholly owned communities was approximately $768,000, $927,000, and $1.0 million, respectively.

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

Fee Building Operations

Although our primary business focus is building and selling homes for our own account, we also selectively provide general contracting, construction management and coordination services, sales and marketing services and escrow coordination services as part of agreements with third-parties and the Company’s unconsolidated joint ventures. We refer to these projects as “fee building projects.”  Our fee business is comprised primarily of building for third party landowners for a fee with such third party landowners paying or reimbursing the Company for all costs associated with construction. Our fee building segment also includes our management fee revenues that we receive for serving as the managing member or other similar role in our joint ventures.  For the year ended December 31, 2020, 97% of our fee building revenue represents billings to third-party land owners for general contracting and construction management services and 3% represents management fees from unconsolidated joint ventures and third-party land owners for construction and sales management services.

We believe our fee building business complements our homebuilding business as it leverages overhead and supplements income using nominal capital.  Our services with respect to fee building projects may include design, development, construction, escrow, and sales and marketing services. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer.  Under some fee arrangements we may also take title to lots immediately prior to the close of escrows with homebuyers in exchange for a warranty fee based on a percentage of the final sales price of the home. We usually act as the general contractor for our and our unconsolidated joint ventures’ projects and engage third party subcontractors for home construction and land development.

For the years ended December 31, 2020, 2019 and 2018, fee building revenue contributed to 16%, 14%, and 24%, respectively, of total revenue.  The Company’s fee building revenues have historically been concentrated with a small number of customers including Irvine Pacific, LP ("Irvine Pacific") who accounted for 15%, 14%, and 23% of our total consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively.  However, in August 2020, Irvine Pacific made a decision to begin building homes using their own general contractor’s license, effectively terminating the Company’s fee building arrangement with Irvine Pacific moving forward. Although we do not expect to be engaged for new fee building contracts with them going forward, we are currently in the process of finishing certain existing homes under construction and generating revenues in connection therewith, which we expect will be completed in the first quarter of 2021.  The Company is actively seeking and entering into new fee building opportunities with other land developers with the objective of at least partially offsetting the expected reduction in Irvine Pacific business in future years, such as our new fee building relationship with FivePoint.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fee Building", Note 1 "Revenue Recognition - Fee Building" to the Consolidated Financial Statements, and Item 1A, "Risk Factors - Risks Related to Our Business - A large proportion of our fee building revenue has been from one customer, and that customer relationship is ending" for further discussion of this revenue concentration.

The following table shows the percentage of each segment’s revenue in relation to our consolidated total revenues for the years ended December 31, 2020, 2019 and 2018.  For additional information related to geographic location of our homebuilding revenues, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	(dollars in thousands)
	2020	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Homebuilding revenues:
California home sales	$383,536	76%	$472,242	71%	$504,029	76%
California land sales	157	0%	41,664	6%	—	—%
Arizona home sales	42,715	8%	60,110	9%	—	—%
Total homebuilding revenues	426,408	84%	574,016	86%	504,029	76%
Fee building revenues, including management fees	81,003	16%	95,333	14%	163,537	24%
Total revenues	$507,411	100%	$669,349	100%	$667,566	100%

Summary of Owned and Controlled Lots

As of December 31, 2020, we owned or controlled an aggregate of 2,018 lots in our homebuilding segment and 54 lots through our fee building segment. The following table presents certain information with respect to our wholly owned and fee building lots as of December 31, 2020. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lots Owned and Controlled” for further detail.

	December 31,
		Change			Change
	2020	Amount	%	2019	Amount	%	2018
Lots Owned	1,340	(238)	(15)%	1,578	(89)	(5)%	1,667
Lots Controlled(1)	678	(445)	(40)%	1,123	(22)	(2)%	1,145
Total Lots Owned and Controlled - Wholly Owned	2,018	(683)	(25)%	2,701	(111)	(4)%	2,812
Fee Building Lots(2)	54	(1,081)	(95)%	1,135	329	41%	806

(1)

Includes lots that we control under purchase and sales agreements or option agreements with refundable and nonrefundable deposits that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

Backlog

At December 31, 2020 and 2019, homes under contract, but not yet delivered (“backlog”) totaled 410 and 149, respectively, with an estimated sales value of $236.0 million and $125.8 million, respectively. We expect to deliver all of the homes in backlog at December 31, 2020 during 2021 under existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2020 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected.

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

Construction, Marketing and Sales Process

We typically develop communities in phases based upon projected sales. We seek to control the timing of construction of subsequent phases in the same community based on sales demand in prior phases. Our construction process is driven by sales contracts that often precede the start of the construction of homes, however, depending on the price point, product, and buyer demand we also engage in some speculative building. The determination that a potential home buyer is qualified to obtain the financing necessary to complete the purchase is an integral part of our process. Once qualified, our designers, which are often at on-site design centers, work with the buyer to tailor the home to meet the buyer’s needs and budget. With the onset of COVID-19, we've focused on transforming our customer experience through digital options, including meeting virtually to review design center selections.  We use and our business relies upon general contractors' licenses and corporate real estate broker's licenses in order to build and sell homes.

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

Sales and Marketing

In connection with the sale and marketing of our homes, we make extensive use of advertising and other promotional activities, including through our website, social-media, brochures, direct mail and other community-specific collateral materials.  We expend great effort and cost in designing and merchandising our model homes, which play an important role in our marketing. Interior merchandising varies among the models and is carefully selected to reflect the lifestyles of prospective buyers. With the onset of the COVID-19 pandemic and a general shift in consumer behaviors, we have focused on transforming our customer experience online through innovative digital options through our website www.NWHM.com, including (i) shifting to a remote selling environment through the use of our online sales concierges; and (ii) providing virtual options for online home tours, design center selections and new home demonstrations.  The information contained in, or that can be accessed through,  our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

We sell our homes through our own sales representatives and through the use of outside brokers. It is also fairly common that a third party broker representing a homebuyer receives co-broker commissions in connection with a sale. One of our wholly owned subsidiaries holds the corporate broker's licenses in California and Arizona. Our in-house sales force works from sales offices located in model homes or sales centers close to, or within each community. Sales representatives assist potential buyers by providing them with floor plan, price and community amenity information, construction timetables, and tours of model homes. As a result of COVID-19, we also began providing for self-guided tour options to allow homebuyers to tour model homes safely, privately and at their leisure. In addition, our sales offices operated "by appointment only" and at limited capacity frequently throughout the 2020 year.

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

We typically sell homes using sales contracts that include cash deposits by the purchasers. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers. Before entering into sales contracts, we pre-qualify many of our customers through a third party preferred mortgage provider, which provider varies depending on the market. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. For our communities, the cancellation rate of buyers who contracted to buy a home but did not close escrow as a percentage of overall orders was 9%, 11%, and 10% for the years ended December 31, 2020, 2019 and 2018, respectively. Cancellation rates are subject to a variety of factors, including those beyond our control, such as adverse economic or housing market conditions and increases in mortgage interest rates. The cancellation rate for 2020 was impacted by increased cancellations in March and April 2020 as a result of the economic impact COVID-19 had on our buyers’ confidence. However, consumer confidence rebounded in the latter part of the 2020 second quarter with the 2020 cancellation rate declining compared to 2019.

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

We utilize a third party quality control provider and maintain customer service staff whose role includes providing a positive experience for each customer throughout the delivery and post-delivery periods. These employees are responsible for providing after-sales customer service, including the coordination of warranty requests. Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home during construction and prior to delivery. In addition, we generally use a third party, Eliant, to conduct homebuyer surveys in order to improve our performance and evaluate our standards of quality and customer satisfaction.

Insurance and Warranty Program

We provide a limited one-year warranty to our homeowners covering workmanship and materials. In addition, we generally provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers and provides for the resolution of unresolved construction-related disputes through binding arbitration. Additionally, we have dedicated customer service staff that work with our homebuyers and coordinate with subcontractors and trade partners, as necessary, during the warranty period. While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our warranty and litigation reserves are presented on a gross basis before coverage from insurance, and expected recoveries from insurance carriers are presented as a receivable, the net result of which is equivalent to our expected costs associated with the deductibles and self-insured amounts for warranty and construction defect claims.  For a further discussion of the risks associated with our warranty and insurance program, please see the risk factor under the heading "Risks Related to Laws and Regulations - We are subject to construction defect, warranty, and personal injury claims arising in the ordinary course of business that can be significant and could adversely affect our financial position and results of operations."

Seasonality and Cycles

We have experienced seasonal variations in our quarterly operating results and capital requirements in each of our California and Arizona homebuilding reportable segments as well as our fee building reportable segment. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. Historically, our revenues and cash flows (exclusive of the amount and timing of land purchases and land sales, if applicable) from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the opening, timing of closeout of communities, and other market factors.  For example, we experienced high demand during the fourth quarter of 2020, which we attribute to current market factors including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home amid the COVID-19 pandemic.  Accordingly, as a result of the ongoing uncertainties and evolution of COVID-19, our traditional seasonal pattern was significantly impacted during 2020.  The homebuilding industry is cyclical. We continue to make investments in land, which is likely to utilize a significant portion of our cash resources, so long as we believe such investments will yield results that meet our investment criteria.

Labor and Raw Materials

Typically, the raw materials and most of the components used in our business are available in the United States. Most are standard items carried by major suppliers. However, our industry experiences shortages in both raw materials and labor from time to time which is particularly acute in the markets in which we build in California and Arizona. In particular, in part due to the impacts of COVID-19 and also due to increasing demand, we have seen an increase in the costs and/or a decrease in the available supply of certain building materials, particularly with respect to lumber, and in certain cases supply chain disruptions causing delays. Increases in the cost of building materials and subcontracted labor may reduce gross margins from home sales to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. These shortages and delays may result in delays in the delivery of homes under construction, reduced gross margins from home sales, or both. We continue to monitor the supply markets to achieve favorable prices. In addition, the imposition of tariffs on building materials frequently impacts the cost of construction and increases in costs may not be recovered by raising home prices due to affordability and market demand constraints.

Joint Ventures

Joint ventures were initially a significant part of our operations by assisting in leveraging our entity-level capital. Over the last year, joint ventures have become a much less meaningful component of our business. We own a minority interest in our unconsolidated joint ventures, but serve as the managing member or general partner of each of our joint ventures and typically earn a management fee. We currently have investments in six homebuilding and three land development joint ventures.  We consider a joint venture to be "active" if active homebuilding or land development activities are ongoing and the entity continues to own homebuilding lots or homes remaining to be sold. Joint ventures that are not "active" are considered "inactive" and generally only have warranty or limited close-out management and development obligations ongoing. As of the date of this filing, of our nine joint ventures, none of our joint ventures are "active". During the 2020 fourth quarter, our land development joint venture in Folsom, CA sold its remaining homebuilding lots, consisting of phases 2 and 3 of its masterplan, to a third party purchaser. In addition, we delivered the remaining homes in our homebuilding joint venture in Arizona in January of 2021 and we sold and closed the three remaining lots in our Cannery land development joint venture.  Additional information related to our unconsolidated joint ventures is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements and Contractual Obligations -- Joint Ventures."  For a further discussion of the risks associated with our joint ventures, please see the risk factor regarding our joint venture investments under the heading "Risks Related to Financing and Indebtedness."

Competition

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. A number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. We also compete for sales with individual resales of existing homes and with available rental housing. In the past several years, we have expanded our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and in connection with growing our overall community count. We anticipate that we will continue to build more affordably-priced homes. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments, however, we also believe this is a prudent strategy as there is a larger population of qualified buyers in more affordable price points.  Our homes are competitively priced, but are not designed to be the lowest priced option in the market as we seek to attract consumers drawn to premium product and experience. For risks associated with the competition we face, please see the risk factor under the heading "Risks Related to Our Business - We may not be able to compete effectively against competitors in the homebuilding industry".

Government Regulation and Environmental Matters

We are subject to numerous local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters, including local regulations that impose restrictive zoning and density requirements. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public, and nonprofit entities. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented. Local governments also have broad discretion regarding the imposition of development fees and exactions for communities in their jurisdiction. Communities for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process. In addition, we are subject to various licensing, registration, and filing requirements in connection with the construction, advertisement, and sale of homes in our communities, including requirements imposed by Federal Housing Administration (FHA)-insured or Veterans Affairs (VA) for homes that will be sold with FHA or VA loans. The impact of these laws, regulations, and requirements has been to increase our overall costs, and they have delayed, and in the future may delay, the opening of communities, or have caused, and in the future may cause, us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. A building moratorium can have the effect of precluding us entirely from building on one or more areas in which we operate.

We can also be impacted by unforeseen health, safety and welfare issues, regulated by local and state agencies. For example, as a result of the COVID-19 pandemic, local and state regulators implemented many restrictions, including social distancing, to prevent the spread of the virus. While most "stay at home" orders in the markets in which we operate have deemed homebuilding an essential business, any change to this designation could materially and adversely impact our operations if we were unable to sell and/or construct homes for any period of time.

In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market rental or sales prices. The impact of these requirements on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. In some instances, we may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination. A mitigation system may be installed during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane. Some buyers may not want to purchase a home with a mitigation system. Legislation related to climate change and energy efficiency can impose stricter building standards, which may increase our cost to build. From time to time, the EPA and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Environmental laws and regulations and their enforcement may result in delays, may cause us to incur substantial compliance and other costs, and could prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. We manage compliance with environmental laws at the division level with assistance and oversight from our corporate office. As part of the land acquisition due diligence process, we utilize environmental assessments to identify environmental conditions that may exist on potential acquisition properties. Presently, environmental assessments or our compliance with environmental laws and regulations have not had a material adverse effect on our operations, although they may do so in the future.

We use and our business relies upon general contractors' licenses and corporate real estate broker's licenses in order to build and sell homes. Failure to comply with laws regulating these licenses could result in loss of licensing and a restriction of our business activities in the applicable jurisdiction.

For a further discussion of the impact of govern regulations on our business, including the impact of environmental regulations, please see the risk factors included under the heading "Risks Related to Laws and Regulations."

Environmental Impact and Sustainability

Homebuilding impacts the environment in a variety of ways, including through the use of water, gas and electricity, transportation of building materials, and the increase in density by constructing homes in areas that were previously undeveloped. However, our new homes utilize innovative technologies and systems to vastly improve the energy and water efficiency of our homes compared to resale homes. For example, beginning in 2020, all of our homes constructed in California are equipped with a solar electric system.  We believe that the standards for new home construction mitigate impacts to the environment by increasing home energy efficiency and reducing the impact of construction on the environment (such as limiting discharge of storm water and impacts to wetlands), all while addressing the serious need for housing in this country.

California is at the forefront when it comes to sustainability, including green energy, water conservation and efficient construction standards. As a builder with much of its operations in California, we have made a dedicated effort to implement a variety of sustainable best practices in many of our communities, including the masterplan communities which we and our joint venture partners have created. For example, our Cannery master planned community features a working urban farm which serves as a training ground for beginning farmers while supplying the community with fresh seasonal produce when available. Non-potable water from an onsite agricultural well was designed to irrigate landscaped areas along roadways and within open-space greenbelts, parks and the urban farm. In January 2020, we launched "EVO Home Tech", our advanced home automation technology packages which provide our homebuyers with advanced connectivity and features such as smart light controls and thermostats to allow for more convenient control of energy consumption and enhanced sustainability. We believe these eco-friendly, thoughtful community features not only enhance the living experiences for our homebuyers but also promote a lifestyle that's good for the environment.

Human Capital Resources

As of December 31, 2020, we had 209 employees, 92 of whom were executive, management and administrative personnel located in our offices, 47 of whom were sales and marketing personnel and 70 were involved in field construction. We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. Management also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues. Our most recent survey, from November 2020, had approximately 99% participation and reflected that approximately 96% of our employees are positively engaged, which was up from 91% in the 2019 survey. This score is based on affirmative responses to factors such as being proud to work for New Home, a willingness to recommend New Home, an intent to stay with New Home for at the least the next 12 months, and achieving a feeling of personal accomplishment associated with the employee's work. Annually, our CEO shares results with all team members at regional all-employee meetings and each regional leader is tasked with identifying improvement plans. The insights gained from our employee engagement surveys have helped us drive significant improvements in the way our employees work and engage with one another. We also pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. The Company engages in a variety of learning and development opportunities with its employees. Examples of such opportunities include construction best practices training, education for managers on delivering performance feedback, and sales coaching programs.

We strive to provide a safe and healthy work environment for all employees. We believe that corporate social responsibility is a significant factor for our overall success. This includes adopting ethical practices to direct how we do business while keeping the interests of our stakeholders and the environment in mind, including valuing and challenging the talented men and women who comprise our workforce. To that end, we have a comprehensive Code of Business Conduct and Ethics applicable to all employees and an actively-managed ethics hotline. The Company is committed to creating and maintaining a community in which its employees are free from all forms of harassment and discrimination. We require employee training and protocols for preventing, reporting and addressing behavior that is not in line with our business standards, our core values, including, but not limited to, discriminatory or harassing behavior and sexual misconduct. Further, we believe it is important to treat all employees with dignity and respect. Employee diversity and inclusion are embraced and opportunities for training, growth, and advancement are strongly encouraged.  We are also committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive independent third-party inspections.  Our Risk Management team has a training system and a safety enforcement system in place in the field, which have led to an increase in safety awareness and effectiveness.

During fiscal 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including much of our office-based workforce working remotely. For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, see our Risk Factor discussing the impacts of COVID-19 to our business under "Risks Related to Our Business" in Item 1A of this Form 10-K.

Our Offices and Available Information

Our principal executive offices are located at 15231 Laguna Canyon Rd, Suite 250, Irvine, California 92618. Our main telephone number is (949) 382-7800. Our internet website is www.NWHM.com. Our common stock is listed on the New York Stock Exchange (NYSE: NWHM). We make available through the "Investors" section of our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the SEC. Copies of these reports, and any amendment to them, are available free of charge upon request. We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our Code of Business Conduct and Ethics, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The information contained in, or that can be accessed through our website is not incorporated by reference and is not part of this annual report on Form 10-K.

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

Risks Related to Our Business

Our business has experienced material disruption as a result of the COVID-19 outbreak and could be materially and adversely disrupted by another pandemic, epidemic or outbreak of infectious disease, or similar public health threat, or fear of such an event, in the United States or elsewhere, and the measures implemented to address such an event by government agencies and authorities.

A pandemic, epidemic or similar serious public health issue, such as the outbreak of COVID-19, and the measures taken by international, federal, state and local governments, and other authorities to address it, could significantly disrupt our business for an extended period.  Further, a significant outbreak of contagious diseases, such as COVID-19, could result in a widespread health crisis that could adversely affect the global economy and financial markets, resulting in an economic downturn.  As a result, consumer confidence may wane and demand for our homes may decline having a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and most states and municipalities similarly declared public health emergencies including the states in which we operate, California and Arizona. Along with these declarations, California and Arizona have enacted, at various times, ”stay-at-home”, “shelter-in-place” and other restrictive orders to contain and combat the outbreak and spread of COVID-19 that substantially restricted daily activities for individuals and many businesses to curtail or cease normal operations.

When under a “stay-at-home” or similar order, our model homes and design studios were closed to the public and operated on an appointment-only basis, as permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer.  Associates at our corporate and divisional offices moved to a work-from-home model for nearly all employees.  Construction activities at our job sites within most of the jurisdictions in which we operate were permitted to continue, however, careful protocols were set in place to protect our employees and trade partners that impact operational efficiency.  The restrictions also reduce the availability, capacity and efficiency of municipal and private services necessary to our operations which has previously and may in the future delay the delivery of our homes at certain communities.

While COVID-19 infection rates improved starting in early summer of 2020 and state and local governments began relaxing the public health restrictions, we took gradual steps to resume nearly all of our operations (with enhanced safety measures). However, throughout the second half of the year and continuing into 2021, the markets in which we operate experienced several spikes in COVID-19 cases which caused us to reintroduce more restrictive protocols from time to time throughout 2020 and continuing into 2021. The United States continues to struggle with rolling outbreaks of the virus. Accordingly, there is no assurance to what level of activity our operations may continue to operate and we cannot predict the magnitude of either the near-term or long-term effects that the pandemic will have on our business.

Our business can be negatively impacted as a result of a number of additional factors influenced by the COVID-19 pandemic, including as a result of an unwillingness of customers to visit model homes or employees to return to work due to fears about illness, school closures or other concerns; disruptions to the supply chain for building materials; disruptions in the mortgage financing markets; illness of key executives; inefficiencies due to safety protocols and social distancing, as well as due to the need to change protocols frequently due to the surges and reductions in COVID-19 cases; and costs incurred to disinfect contaminated employee work spaces, model homes or construction work sites.

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which could include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will no longer be designated an essential business or that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil or political unrest, similar to what arose during the Summer of 2020 related to efforts to institute law enforcement and other social and political reforms and which may also affect our business in the short and/or medium-to-longer term; negatively impact mortgage availability or the federal government’s mortgage loan-related programs; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products as occurred during the latter part of the 2020 first quarter and earlier months of the 2020 second quarter; impair our ability to sell and build homes in a typical manner, or at all, generate revenues and cash flows, and/or access capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase our use of sales incentives and concessions which could adversely affect our margins; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in current and future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Specifically, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets. For example, during the 2020 first quarter, we decided to terminate our option contract for a luxury condominium project in Scottsdale, Arizona in large part due to significant economic uncertainty related to COVID-19 and recorded an abandonment charge of $14.0 million related to the capitalized costs that had accumulated to the portion of the project that was abandoned.  Circumstances related to the COVID-19 pandemic and associated economic relief measures were considered in our 2020 second quarter decision to exit our joint venture in Folsom, California which resulted in a $20.0 million other-than-temporary impairment charge for the period.  Any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we did in the 2020 second quarter, and such impacts could be material to our financial statements in 2021 and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under our unsecured Credit Facility or our Senior Notes.  Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

In addition to the risks described above, the COVID-19 pandemic may also have the effect of heightening other risks disclosed in the “Risk Factors” sections of this Annual Report on Form 10-K, including, but not limited to, risks related to deterioration in homebuilding and general economic conditions, our geographic concentration, competition, availability of mortgage financing, inventory risks and impairments, supply and/or labor shortages, access to capital markets (including the debt and secondary mortgage markets), compliance with the terms of our indebtedness, potential downgrades of credit ratings, and our leverage.

Our geographic concentration may materially and adversely affect us if demand for housing or the availability of land parcels in our current markets declines.

Our current business involves the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Southern California, metro Sacramento, the San Francisco Bay area and the greater Phoenix area. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, or significant volatility in home prices and affordability could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. During the downturn from 2007 to 2011, land values, the demand for new homes and home prices declined substantially in California. During the second half of fiscal 2018, demand for new homes, particularly in California, slowed which we believe stemmed from affordability concerns due to higher absolute home prices and higher interest rates. Buyer demand and order activity improved somewhat during 2019, which activity was unexpectedly halted in early 2020 in connection with the onset of COVID-19.  While demand has since resurged, there is no assurance that order activity will continue to improve. As a homebuilder, we are often subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakness in the home resale market could adversely affect that ability. If land values decrease or demand for new homes and home prices decline in California or Arizona, our sales, results of operations, financial condition and business would be negatively impacted.

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

Mortgage financing, interest rate increases, changes in federal lending programs or other regulations, and tax law changes could lower demand for or impact homebuyers’ ability to purchase our homes, which could materially and adversely affect us.

A substantial percentage of purchasers of our homes finance their acquisitions with mortgage financing. Mortgage interest rates have remained low compared to most historical periods for the last several years, which has made the homes we sell more affordable. Mortgage rates have continuously fallen in fiscal years 2019 and 2020 due in part to Federal Reserve interest rate reductions, decelerating economic growth and other factors. However, we cannot predict whether interest rates will continue to fall or remain low or rise. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in our revenues and earnings and adversely affect our financial condition.

The availability of mortgage financing is significantly influenced by governmental entities such as the FHA, VA, and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. If these or other lenders’ borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it would likely make it more difficult for our customers to obtain acceptable financing, which would, in turn, adversely affect our business, financial condition and results of operations. In particular, FHA and VA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. FHA and VA also limit the number of FHA or VA loans within any one community and require completion of entire buildings in which our units are located prior to allowing project approval application to be submitted, which can delay our ability to deliver completed homes in a timely manner and negatively impacting our results.  Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements, increased monthly mortgage costs, and tightened credit requirements and underwriting standards, may lead to reduced demand for our homes.

Mortgage interest expense and real estate taxes represent significant costs of homeownership. Therefore, when there are changes in federal or state income tax laws that eliminate or substantially limit the income tax deductions relating to these expenses, or other increases in local real estate taxes or assessments, the after-tax costs of owning a new home can increase significantly. For example, the Tax Cuts and Jobs Act, which was enacted in December 2017, includes provisions that impose significant limitations with respect to these income tax deductions including limitations to the annual deduction for real estate property taxes and state and local income taxes as well as a limitation on the deduction for mortgage interest. We believe changes such as these adversely impact the demand for and sales prices of homes in certain markets, including parts of California, and therefore could adversely affect our business, financial condition and results of operations.

The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could reduce the demand for new homes and, as a result, adversely impact our results of operations, financial condition and cash flows.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic, political, real estate and other business conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for homebuyers, interest rate levels, demographic trends, homebuyer preferences for specific designs or locations, real estate taxes, inflation, supply of and demand for new and existing homes, federal government actions, economic stimulus policies, tax policies and economic conditions outside the U.S. The foregoing conditions, among others, are complex and interrelated. Periods of prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, have historically contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that one or more of such economic and business conditions occur, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Inventory risks are substantial for the homebuilding business. If the value of the land we purchase declines, we have, and may continue, to incur impairments on the carrying values of the real estate inventories we own, some of which could be significant and could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land as housing inventories are illiquid assets and if housing demand declines, we may own land or homesites we acquired at costs we will not be able to recover fully, or on which we cannot build and sell homes profitably. This is particularly true when entitled land becomes scarce, as it has recently, especially in the markets in which we build, and the cost of purchasing such land is relatively high. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of our land to uncertainty. As a result, we may have to sell homes or land for lower than anticipated profit margins or we may have to record inventory impairment charges or sell land at a loss. During 2020, we recognized $19.0 million in homebuilding inventory impairments and $22.3 other than temporary impairments related to unconsolidated joint ventures For more information on impairments, please see Notes 4 and 6 to the accompanying Consolidated Financial Statements.  We utilize option structures to purchase land in our wholly owned business which reduces our exposure to such fluctuations, but we may still be required to take significant write-offs of deposits and pre-acquisition costs if we elect not to exercise our options to purchase land. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis for indicators of impairment. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, sales absorption rates below management expectations, a decrease in the value of the underlying land and a decrease in projected cash flows for a particular project. Material impairment charges, abandonment charges or other write-downs of assets could adversely affect our financial condition and results of operations.

Our ability to execute on our business strategies and initiatives is uncertain, and we may be unable to achieve our goals.

We may undertake various strategic initiatives as part of our business, such as our pivot to offer more affordable-priced homes or our potential entry into new markets. We previously focused on second move up and luxury buyers. We have invested significant efforts to align our community offerings and designs to these buyers despite our experience in catering to a different buyer profile. We can provide no assurance (i) that our strategies, and any related initiatives or actions, will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) that in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) that we will perform in any period as well as other homebuilders. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs, delay deliveries and could adversely affect our financial condition and results of operations.

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. We and other homebuilders have encountered increases in costs of labor in materials, which is particularly acute in the markets in which we build in California and Arizona. In particular, in part due to the impacts of COVID-19 and also due to increasing demand, we have seen an increase in the costs and/or a decrease in the available supply of building materials, particularly with respect to lumber, and in certain cases supply chain disruptions causing delays. The cost of labor and raw materials may also increase during periods of shortage or high inflation. Pricing for labor and materials can also be affected by changes in energy prices, and various other national, regional and local economic and political factors. For example, government-imposed tariffs and trade regulations on imported building supplies have, and in the future could have, significant impacts on the cost to construct our homes. We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. Certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity could result in higher costs to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond changes in trends in labor force migration and changes in immigration laws, policies and trends. In particular, changes in federal and state immigration laws and policies, or in the enforcement of current laws and policies, may have the effect of increasing our labor costs. In addition, the enactment of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction.  Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand which puts downward pressure on our gross margins. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to compete effectively against competitors in the homebuilding industry.

We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are superior or substantially similar to our products. Over the past several years, we have expanded our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and grow our overall community count. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives or reduce our prices. We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. These competitors also generally have longer operating histories and greater financial and operational resources than we do, including a lower cost of capital. Many of these competitors also have longstanding relationships with subcontractors, local governments and suppliers in the markets in which we operate or in which we may operate in the future. This may give our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. We also compete with the resale, or "previously owned," home market. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.

Inefficient or ineffective allocation of capital, including from efforts to invest in future growth or expansion of our operations or acquisitions of businesses, could adversely affect our operations and/or stockholder value if expected benefits are not realized.

As competition for suitable land increases, the cost of acquiring both finished and undeveloped lots and the cost of developing owned land could rise, and the availability of suitable land at acceptable prices may decline, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our land acquisition strategy and ultimately our long-term strategic goals by impacting our ability to increase the number of actively selling communities, grow our revenues and margins and achieve or maintain profitability. As a part of our business strategy, we may consider growth or expansion of our operations in our current markets or in other areas of the country. Any such growth or expansion would be accompanied by risks such as difficulties in assimilating the operations and personnel of acquired companies or businesses, and potential loss of key employees of the acquired business, diversion of our management team, and risks associated with entering into markets in which we have limited or no direct experience. We cannot guarantee that any expansion into a new market will be successfully executed, and our failure to do so could harm our current business. Furthermore, we may engage in other capital actions such as repurchasing our common stock or Senior Notes from time to time to reduce our indebtedness. While our goal is to allocate capital to maximize our overall long-term returns, if we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.

Delays in opening communities or reductions in sales absorption levels may force us to incur additional community-level costs and our results of operations could be adversely affected.

Before a community generates any revenue, time and expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time we acquire control of a property to the time we make our first home sale on the site. Our ability to process a significant number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately is important to our success. Changes in law or regulation, including changes to FHA or other lending program guidelines for project approvals, local discretionary approvals, natural disasters, availability of subcontractors, errors by employees, failure to comply with regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, equipment failures or the failure of external systems, including those of our suppliers or counterparties, could result in delays and operational issues that could adversely affect our business, financial condition and operating results and our relationships with our customers. Delays in the development of communities also expose us to the risk of changes in market conditions for homes. We also incur certain overhead costs associated with our communities, such as indirect construction costs, property taxes, marketing expenses and costs associated with the upkeep and maintenance of our model and sales complexes, and interest costs. If communities are not opened within expected timeframes or our sales absorption pace decreases and the time required to close out our communities is extended, we incur additional overhead costs, interest and other carrying costs. A decline in our ability to develop and market our communities successfully within expected timeframes and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Increases in our cancellation rate could have a negative impact on our home sales revenue, homebuilding margins and cash flows.

Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer's existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices.  Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and changes in homebuyers' financial condition or personal circumstances. In addition, as part of our strategy, we have increased the number of homes we build at more affordable price points. Our cancellation rate may increase as we sell to a more diverse credit quality of buyers. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

A large proportion of our fee building revenue has been from one customer, and that customer relationship is ending.

The Company’s fee building revenues have historically been concentrated with a small number of customers.  We have several fee building agreements with Irvine Pacific, LP who accounted for 15%, 14%, and 23% of our total consolidated revenues for the years ended December 31, 2020, 2019, and 2018, respectively.  In August 2020, Irvine Pacific made a decision to begin building homes using their own general contractor’s license, effectively terminating the Company’s fee building arrangement with Irvine Pacific moving forward. Although we are transitioning construction management responsibilities to Irvine Pacific and are not expected to be engaged for new fee building contracts with them going forward, we are currently in the process of finishing certain existing homes under construction and generating revenues in connection therewith, which we expect to complete in the first quarter of 2021.  The Company is actively seeking and entering into new fee building opportunities with other land developers with the objective of at least partially offsetting the expected reduction in Irvine Pacific business in future years, such as our new fee building relationship with FivePoint. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fee Building." However, there is no guarantee that we will be able to offset the loss of the Irvine Pacific business with new opportunities and the loss of these billings could negatively impact our business and our results of operations.

 Adverse weather, including wildfires, geological conditions, and natural resource shortages may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. California, in particular, has experienced significant wildfire activity over the past several years. The markets in which we operate have also experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability (including drought conditions) and significant increases in utility and resource costs. Shortages of natural resources, particularly water and power, may make it more difficult to obtain regulatory approval of new developments and can also increase the risk of wildfires, which may both reduce demand for housing and damage our inventory currently under construction. We can also experience significant delays due to utility company constraints which may be outside our control. For example, in January 2019, in response to potential liabilities arising from a series of catastrophic wildfires in Northern California, PG&E Corporation, a major gas and electric utility company servicing various geographic markets, including Northern California, initiated voluntary bankruptcy proceedings, which resulted in service disruptions and constraints or delays in providing such utilities in the markets in which PG&E Corporation currently operates. The occurrence of any of these events could damage our land parcels and projects, cause delays in the completion of our projects, cause us to incur additional costs, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could harm our sales and profitability. There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

Our quarterly operating results fluctuate with the seasons. We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors.  For example, we experienced high demand during the fourth quarter of 2020, which we attribute to current market factors including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home amid the COVID-19 pandemic. Construction of one of our traditional homes typically proceeds after signing the agreement of sale with our customer and can require five to ten months or more to complete. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others. Seasonality also requires us to finance construction activities in advance of the receipt of sales proceeds. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete sales of our homes at anticipated pricing levels or within anticipated time frames, our financial performance and financial conditions could be materially and adversely affected.

We may be unable to obtain suitable bonding for the development of our housing projects.

We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business, which in turn leads us to increase our home selling price in an effort to maintain satisfactory housing gross margins. Inflation typically also accompanies higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to at least partially offset the increasing costs of our operations, our margins could decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks to those working at such sites. Any failure in health and safety performance may result in penalties for noncompliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could have a material adverse effect on our business.

Negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.

Unfavorable media related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The harm may be immediate without affording us an opportunity for redress or correction, and our success in maintaining and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid or protest brands that receive bad press or negative reviews. In addition, residents of communities we develop may look to us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect sales or our reputation.

Risks Related to Laws and Regulations

We are subject to construction defect, warranty, personal injury and other claims arising in the ordinary course of business that can be significant and could adversely affect our financial position and results of operations.

As a homebuilder, we are subject to construction defect, product liability home warranty, personal injury and other homebuilding-related claims, arising in the ordinary course of business or otherwise. We expend significant resources to repair items in homes we have sold to fulfill the warranties we issued to our homebuyers. We maintain reserves to cover the resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation, but the estimation process requires us to exercise significant judgment due to the complex nature of these exposures, with each exposure often exhibiting unique circumstances and there are no assurances that such reserves will be sufficient to cover liabilities associated with warranty, product liability, and construction defect liability.  We also typically act as the general contractor for the homes we build in our fee building business, including our unconsolidated joint ventures. In connection with these agreements, we indemnify the customer for liabilities arising from our work.  While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all indemnity, construction defect and warranty claims for which we may be liable. Some claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, most insurance policies have some level of a self-insured retention that we are required to satisfy in order to access the underlying insurance which levels can be significant. Any such claims or self-insured retentions can be costly and could result in significant liability. We may not be able to renew our insurance coverage or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, product liability claims, soil subsidence or building related claims.

Any claim that becomes litigated is inherently unpredictable. Plaintiffs may seek to consolidate multiple parties in one lawsuit or seek class action status in some of these legal proceedings with potential class sizes that vary from case to case. Consolidated and class action lawsuits can be costly to defend and, if we were to lose any consolidated or certified class action suit, it could result in substantial liability. Litigated matters, including those related to construction defects, can also result in negative publicity in traditional and social media, which can damage our reputation and adversely affect our ability to sell homes.  In addition, we conduct most of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten-year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller California operations as a percentage of the total enterprise.

We could be responsible for employment-related liabilities with respect to our contractors’ employees.

Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors. Even if we are not deemed joint employers with our contractors, we are, and may become in the future, subject to similar measures and legislation, such as California Labor Code Section 2810.3, that require us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation insurance coverage. In addition, California law makes direct contractors liable for wages, fringe benefits, or other benefit payments or contributions owed by a subcontractor that does not fulfill these obligations to its employees.  While the Company ordinarily negotiates with its subcontractors to obtain broad indemnification rights, there is no guarantee that it will be able to recover from its subcontractors for actions brought against the Company by its subcontractors’ employees or unions representing such employees and such liability could have a material and adverse effect on our financial position or results of operations.

Changes in tax laws can negatively affect our operating results.

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

We may not be able to generate sufficient taxable income to fully realize our net deferred tax asset and if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code our net operating loss carryforwards would be substantially limited

At December 31, 2020, we had a net deferred tax asset of $15.4 million, of which $8.2 million relates to tax-effected, net operating loss and tax credit carryforwards from prior periods, and the remaining $7.2 million related to the timing of the recognition of various expenses which were deducted from book income but are not deductible for income tax purposes until actually paid or realized.  Federal net operating losses may be carried forward indefinitely; however, the loss can only be utilized to offset 80% of taxable income generated in a tax year.  At December 31, 2020, the Company had no federal net operating losses as all were carried back to prior years as allowed by the Coronavirus Relief and Economic Security Act ("CARES Act").  The Company has sizable state net operating losses totaling $87.4 million which may be carried forward 20 years in California and Arizona and will begin to expire in 2039, unless previously utilized.  If we are unable to generate future sufficient taxable income, we will not be able to realize the full amount of the deferred tax asset. We regularly review our deferred tax asset for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to income and a decrease to stockholders’ equity.

Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an “ownership change” occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during an applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” such corporation’s ability to use its pre-change NOL and tax credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While no “ownership change” has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an “ownership change.” If an “ownership change” occurs in the future, utilization of our NOL and tax credit carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us. We have adopted a tax benefit preservation plan, discussed below under “Risks Related to Ownership of Our Common Stock”, to protect our utilization of our NOL and tax credit carryforwards, but the plan only deters, and cannot ultimately block, all transfers of common stock that might result in an ownership change.

New and existing laws and regulations, including environmental laws and regulations, or other governmental actions may increase our expenses, limit the number of homes that we can build, delay the completion of our projects, or otherwise negatively impact our operations.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination, and similar matters which affect the housing industry such as by imposing restrictive zoning and density requirements, which can limit the number of homes that can be built within the boundaries of a particular area, among other things. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities, and other dealings with home buyers, including anti-discrimination laws such as the Fair Housing Act and data privacy laws such as the California Consumer Privacy Act.  Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations as well as due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees, assessments and exactions for projects in their jurisdiction. Projects that are entitled still require a variety of other governmental approvals and permits during the development process.

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health, safety, and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we own or develop. The environmental regulations applicable to each community in which we operate vary greatly depending on the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental regulations may cause delays, may cause us to incur substantial compliance, remediation or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments, whether or not we were responsible for such conditions, may result in claims against us for personal injury, property damage or other losses.

From time to time, the United States Environmental Protection Agency and other federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage, as well as residential building codes and zoning regulations designed to counteract climate change or otherwise enhance the sustainability of the environment. Any or all of these changes could increase our costs to develop homes and adversely affect our financial condition and results of operations.

Changes in global or regional climate conditions and legislation relating to energy and climate change could increase our costs to construct homes.

Projected climate change may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy, emissions and climate change. New building code requirements, including California's solar mandate that went into effect in 2020, that impose stricter energy efficiency standards have increased our cost to construct homes and legislation imposing additional efficiency standards may cause us to be unable to fully recover the costs associated with compliance.  California, our largest market, enacted the Global Warming Solutions Act of 2006 to achieve the goal of reducing greenhouse gas emissions. As a result, California has adopted and is expected to continue to adopt significant regulations to reduce greenhouse gas emissions. Similarly, energy-related initiatives throughout the United States may impact manufacturers of raw materials upon which we are dependent, such as lumber, steel, and concrete, which could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations. All of the foregoing could result in increased costs to build homes and cause a reduction in our homebuilding gross margin and materially and adversely affect our results of operations.

Failure to comply with privacy laws or an information systems interruption or breach in security that releases personal identifying information or other confidential information could adversely affect us.

Privacy, security, and compliance concerns have continued to increase as technology has evolved.  We use information technology and other computer resources to carry out important operational and marketing activities, to maintain our business records, and to collect and store personal identifying information, including information about employees, homebuyers, customers, vendors and suppliers as well as share information with vendors who assist us with certain aspects of our business. The regulatory environment in California and throughout the U.S. surrounding information security and privacy is increasingly demanding. The information technology systems we use are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could include the theft or release of customer, employee, vendor or company data, and could disrupt our business operations, damage our reputation, cause us to lose customers, adversely impact our sales and revenue, and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals, vendors or regulators and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future. With the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, we have taken steps to allow our workforce to perform critical business functions remotely. Many of these measures were deployed for the first time and there is no guarantee the safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. We provide employee awareness training of cybersecurity threats, procure cyber insurance, and routinely utilize information technology consultants to assist us in our evaluations of the effectiveness of the security of our information technology systems. However, because methods used to obtain unauthorized access or disable systems evolve frequently, we may be unable to anticipate these attacks or to implement adequate preventative measures and we cannot eliminate the risk of such security breaches, cyber attacks, or other significant system or security failures, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position. In addition, the cost and operational consequences of implementing further data or system protection measure could be significant and our efforts to deter, identify, mitigate and/or eliminate any security breaches or incidents may not be successful.

Risks Related to Financing and Indebtedness

Difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects.

Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Our unsecured revolving Credit Facility, which provides for $60 million in committed borrowing capacity, matures on April 30, 2023 and our $250 million in aggregate principal amount of Senior Notes (the "2025 Notes") becomes due in October 2025. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all. If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease or we could be precluded from continuing our operations at current levels. In such event, we could be required to become more reliant on other forms of financing, including joint venture relationships or securities offerings.  These types of financings may restrict our flexibility, be more costly, and reduce our profitability and adversely impact our financial position. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may be forced to forfeit nonrefundable deposits or incur other contractual penalties and fees.

Our level of indebtedness is significant and may adversely affect our financial position and prevent us from fulfilling our debt obligations; we may incur additional debt in the future.

The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and complete development and our cash flow from operations may not be sufficient to enable us to service our debt or fund other liquidity needs. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. As discussed elsewhere in this filing, including "Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources," the Company has outstanding $250 million in aggregate principal amount of the 2025 Notes. As of December 31, 2020, the 2025 Notes had a carrying value of $244.9 million, net of $5.1 million of unamortized debt issuance costs. In addition, we have $60 million in debt commitments under our Credit Facility, none of which was outstanding or utilized to provide letters of credit at December 31, 2020 leaving $60 million available for borrowing, subject to satisfaction of the financial covenants and borrowing base requirements in the Credit Facility agreement.

Our level of indebtedness and incurring additional debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

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

Our ability to meet our expenses depends, to a large extent, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors and we cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we may lose some or all of our assets or property that may be pledged to secure our obligations to foreclosure. Also, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We currently have investments in unconsolidated joint ventures with third parties - some of which are affiliated with certain of our board members - in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners.

We own interests in various joint ventures and as of December 31, 2020, our investments in and advances to our unconsolidated joint ventures was $2.1 million. In the past, we have entered into joint ventures in order to acquire land positions, to manage our risk profile and to leverage our capital base. Although we consider all of our current joint ventures to have entered the winddown stage, we may enter into additional joint ventures in the future. These investments are generally highly illiquid and absent partner agreement, we may not be able to liquidate our joint venture investments to generate cash. We do not have exclusive control over the joint ventures which may prevent us from taking actions in our best interest but opposed by our partners which could create risk of impasses on decisions, including related to development and financing. Disputes between ourselves and our partners may result in litigation that would increase our expenses and take valuable time from our officers and directors in handling any such litigation.  In addition, our Credit Facility and indenture for our Senior Notes limit our ability to make investments in joint ventures.

We have historically served as the managing member or general partner of our joint ventures and one of our subsidiaries acts as the general contractor while our joint venture partner serves as the capital provider. Due to our respective role in these joint ventures, we may become liable for obligations beyond our proportionate equity and/or contribution interest.

Our unconsolidated joint ventures will frequently finance development utilizing secured financing. Secured indebtedness increases the risk of the joint venture’s loss of ownership of the property (which would, in turn, impair the value of our ownership interests in the joint venture). Under credit enhancements that we may provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in and advances to these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We also often sign a completion agreement in connection with obtaining financing for our joint ventures. Under such agreements, we may be compelled to complete a project, usually with costs within the budget related to the project being funded by the lender with any budget shortfalls being borne by us, even if we no longer have an economic interest in the joint venture or the joint venture no longer has an interest in the property. A partner may fail to fund its share of required capital contributions or may become bankrupt, which may cause us and any other remaining partners to need to fulfill the obligations of the venture in order to preserve our interests and retain any benefits from the joint venture. As a result, we could be contractually required, or elect, to contribute our corporate funds to the joint venture to finance acquisition and development and/or construction costs and such ability to contribute may be limited by our corporate debt covenants.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.

Our current financing arrangements, including the Credit Facility and the Indenture governing the 2025 Notes (the "Indenture"), contain covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, allow liquidity to fall below certain levels, make distributions to our stockholders, and otherwise affect our operating policies. These restrictions limit our ability to, among other things:

•	incur or guarantee additional indebtedness or issue certain equity interests;
•	pay dividends or distributions, repurchase equity, repurchase our Senior Notes, or prepay subordinated debt;
•	make certain investments, including investments in joint ventures;
•	sell assets;
•	incur liens;
•	create restrictions on the ability of restricted subsidiaries to transfer assets;
•	enter into transactions with affiliates;
•	create unrestricted subsidiaries; and
•	consolidate, merge or sell all or substantially all of our assets.

In addition, our Credit Facility provides that our maximum net leverage ratio must be less than 60%, which, as defined in our Credit Facility agreement, is calculated on a net debt basis after a minimum liquidity threshold. Our net leverage ratio as of December 31, 2020, as calculated under our Credit Facility, was approximately 42.8%. Our Credit Facility also contains financial covenants related to our tangible net worth, liquidity, and interest coverage or a minimum unrestricted cash balance. Tables presenting our compliance with the financial conditions and covenants under the Notes and Credit Facility are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Report on Form 10-K. As of December 31, 2020, we did not meet the minimum interest coverage ratio test under our Credit Facility which requires us to maintain an interest coverage ratio of at least 1.75 to 1.00 (the “Interest Coverage Test”). The Credit Facility provides that if the Interest Coverage Test  is not satisfied on the last day of any fiscal quarter, we are required to maintain during any period in which the Interest Coverage Test is not satisfied unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $23.9 million as of December 31, 2020. As of December 31, 2020, we were in compliance with such requirement. This cash balance maintenance requirement may reduce our ability to use our cash flow for other purposes, including land investments.  Failure to have sufficient borrowing base availability in the future or to be in compliance with our financial covenants under our Credit Facility could have a material adverse effect on our operations and financial condition.

Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.

Rating agencies may elect in the future to downgrade our corporate credit rating or any rating of the Notes due to deterioration in our homebuilding operations, credit metrics or other earnings-based metrics, as well as our leverage or a significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, as well as our stock price, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Interest expense on debt we incur may limit our cash available to fund our growth strategies.

As of December 31, 2020, we had outstanding $250 million in aggregate principal amount of our 7.25% 2025 Senior Notes.  In addition, we have $60 million in debt commitments under our Credit Facility, of which none was outstanding or utilized to provide letters of credit at December 31, 2020 with $60 million is available for borrowing, subject to the satisfaction of the financial covenants and the state of the borrowing base and the conditions precedent to borrowing under our Credit Facility.  A significant portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and therefore such cash flows are not available to make investments in our business. Our Credit Facility has, and any additional debt we subsequently incur may have, a floating rate of interest. Our Notes have a fixed rate of interest. As part of our financing strategy, we may incur a significant amount of additional debt. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating or fixed rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of a favorable return on such assets and could result in a loss or lower profitability. The occurrence such events could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

We may be unable to repurchase the Notes upon a change of control triggering event as required by the Indenture.

Upon the occurrence of a change of control triggering event, we must offer to repurchase the 2025 Notes at 101% of their principal amount, plus accrued and unpaid interest thereon to the purchase date. In such circumstances, we cannot assure you that we would have sufficient funds available to repay all of our indebtedness that would become payable upon a change of control triggering event and to repurchase all of the 2025 Notes. Our failure to purchase the 2025 Notes tendered in such an offer would be a default under the Indenture and would trigger a cross default of the Credit Facility.

Risks Related to Our Organization and Structure

We are and will continue to be dependent on key personnel and certain members of our management team.

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, our executive officers, each of whom would be difficult to replace. Although we have entered into employment agreements with our executive officers, there is no guarantee that these executives will remain employed with us. We have not obtained key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel. The loss of services from key personnel could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations and/or be negatively perceived in the capital markets and with our bank group.

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

Our Board of Directors is divided into three classes, with the term of one class expiring each year, which could delay a change in our control. Our certificate of incorporation also authorizes our Board of Directors to issue new series of common stock and preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, rights of existing stockholders could be negatively affected. For example, subject to applicable law, our Board of Directors could create a series of common stock or preferred stock with preferential rights to dividends or assets upon liquidation, or with superior voting rights to our existing common stock. The ability of our Board of Directors to issue these new series of common stock and preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation contains a provision similar to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in certain business combinations with an interested stockholder (as defined in the certificate of incorporation) unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of this provision could also have the effect of delaying or preventing a change of control of us. See also "The Company has entered into a Section 382 Rights Agreement, and if the share purchase rights issued pursuant to such agreement is exercised, it could materially and adversely affect the market price of our common stock" under "Risks Relating to Ownership of Our Common Stock."

Risks Related to Ownership of Our Common Stock

We are a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

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

The Company has entered into a Section 382 Rights Agreement, and if the share purchase rights issued pursuant to such agreement are exercised, it could materially and adversely affect the market price of our common stock.

We entered into a Section 382 tax benefit preservation plan on May 8, 2020 with American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agreement”). The Rights Agreement is intended to discourage acquisitions of our common stock which could result in a cumulative “ownership change” as defined under Section 382, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating more than 4.95% of our common stock, which could delay or discourage takeover attempts that our stockholders may consider favorable. This limitation may impact our trading volume and limit the price that investors might be willing to pay for our common stock. In addition, if the share purchase rights issued pursuant to the Rights Agreement are exercised, additional shares of our common stock will be issued, which could materially and adversely affect the market price of our common stock. Moreover, sales in the public market of any shares of our common stock issued upon such exercise, or the perception that such sales may occur, could also adversely affect the market price of our common stock. These issuances would also cause our per share net income, if any, to decrease in future periods.

Certain stockholders have rights to cause our Company to undertake securities offerings. Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.

We entered into a registration rights agreement with the individual founders and certain of our institutional shareholders, IHP Capital Partners VI, LLC, TCN/TNHC LLC and Watt/TNHC LLC at the time our Company consummated its initial public offering which gives such holders registration rights to cause our Company to undertake securities offerings. Sales by these holders, or any shareholders, in substantial amounts, could cause the price of our common stock to decline significantly. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Our Notes and future offerings of debt securities, which rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

We have outstanding $250 million in aggregate principal amount of Notes. In the future, we may attempt to increase our capital resources by conducting offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, including the Notes, and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with ours and may have conflicts of interests with us in the future.

IHP Capital Partners VI, LLC ("IHP"), H. Lawrence Webb, Wayne Stelmar and Joseph Davis (collectively, the "Founders") beneficially own (as such term is defined in Section 13(d)(3) of the Exchange Act), directly or indirectly through their affiliates, approximately 14% of our common stock and are party to an investor rights agreement, pursuant to which each such holder agreed to vote, in respect of IHP, in favor of one individual for nomination and election to the Board chosen by IHP for so long as IHP owns 4% or more of our then-outstanding stock. IHP has also agreed to vote its shares of common stock in favor of Messrs. Webb, Stelmar or Berchtold (or, if at that time nominated as a director, Mr. Davis) in any election in which any such individual is a nominee. In addition to the influence such holders have due to their voting arrangement, to the extent they and their affiliates vote their shares together on any matter, their combined stock ownership may effectively give them the power to influence matters reserved for our shareholders, including the election of members of our board of directors and significant corporate or change of control transactions.

Circumstances may occur in which the interest of these shareholders could be in conflict with your interests or our interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you. For example, IHP is also in the real estate and land development business and may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. We have entered into various business relationships with IHP, or entities affiliated with or controlled by them, including real estate development or homebuilding joint ventures. While our audit committee, our related party review committee, or in some cases all of our independent or disinterested board members, have reviewed and approved all such transactions, investment in joint ventures have considerable risks. See the Risk Factor entitled "We currently have investments in unconsolidated joint ventures with independent third parties--some which are affiliated with certain of our board members--in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners" for a description of additional risks arising from our investments in joint ventures. IHP and their affiliates are involved in business that provides equity capital for residential housing, land and development, including for businesses that directly or indirectly compete with our business. In their capacities as principals or executives of those businesses, they may also pursue opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.

There is no assurance that the existence of a stock repurchase program will result in additional repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On November 18, 2020, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”) pursuant to which the Company may purchase up to $10.0 million of shares of its common stock (the “New Repurchase Program”) to replace its existing $15.0 million share repurchase program which had previously been authorized in May 2018 (the “existing program”).  The existing program was cancelled upon the authorization of the New Repurchase Program.  Repurchases pursuant to the Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves and increase our leverage, which could impact our ability to pursue possible future strategic opportunities and acquisitions, result in lower overall returns on our cash balances and impact our debt covenants and our ability to incur more indebtedness. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs are intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We lease our corporate headquarters in Irvine, California. The lease on this facility consists of approximately 13,000 square feet and expires in December 2025. In addition, we lease divisional offices in Northern California, Southern California and Arizona, including approximately 7,300 square feet through July 2025 in Roseville, CA approximately 7,700 square feet through October 2021 in Walnut Creek, CA (all of which is sublet), approximately 1,400 square feet through July 2021 in Agoura Hills, CA and approximately 3,100 square feet through February 2021 in Scottsdale, AZ. For information on land owned and controlled by us and our joint ventures for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lots Owned and Controlled", "- Equity in Net Loss of Unconsolidated Joint Ventures" and "- Off-Balance Sheet Arrangements and Contractual Obligations - Joint Ventures".

Item 3.	Legal Proceedings

We are involved in various claims, legal and regulatory proceedings, and litigation arising in the ordinary course of business, including, without limitation warranty claims and litigation and arbitration proceedings alleging construction defects. We do not believe that any such claims and litigation will materially affect our results of operations or financial position. For a discussion of our legal matters and associated reserves, please see Note 11, Commitments and Contingencies to the accompanying notes to our consolidated financial statements included in this annual report on Form 10-K which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol "NWHM" and began trading on January 31, 2014.

As of February 9, 2021, we had nine holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our Credit Facility and 2025 Notes indenture, and such other factors as our board of directors deem relevant.

Purchases of Equity Securities by the Issuer

During the year ended December 31, 2020, the Company repurchased and retired 2,160,792 shares of its common stock at an aggregate purchase price of $4.3 million.  Of this amount 109,609 shares of common stock were repurchased during the three month period ending December 31, 2020 at an aggregate purchase price of $0.6 million.  During the year ended December 31, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.

The following table provides information about repurchases of our common stock during the fourth quarter of the year ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)(1)
October 1, 2020 to October 31, 2020	—	$—	—	$—
November 1, 2020 to November 30, 2020	15,109	$5.54	15,109	$9,916
December 1, 2020 to December 31, 2020(2)	94,500	$5.02	94,500	$9,442
Total	109,609	$5.09	109,609	$9,442

(1)

On November 18, 2020, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program pursuant to which the Company may purchase up to $10.0 million of shares of its common stock (the “New Repurchase Program”) to replace its existing $15.0 million share repurchase program which had previously been authorized in May 2018 (the “Existing Program”). As of November 19, 2020, there was $1.7 million of remaining availability under the Existing Program which was cancelled upon the authorization of the New Repurchase Program. Repurchases of the Company’s common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The Board did not fix any expiration date for the New Repurchase Program.

(2)	Starting December 16, 2020, our repurchases were done pursuant to a 10b5-1 plan entered into by the Company which covers the period December 16, 2020 to February 16, 2021.

Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended December 31, 2020.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sales revenue	$426,251	$532,352	$504,029	$560,842	$507,949
Land sales revenue	157	41,664	—	—	—
Fee building revenue, including management fees	81,003	95,333	163,537	190,324	186,507
Total revenues	$507,411	$669,349	$667,566	$751,166	$694,456

Pretax income (loss):
Homebuilding	$(60,876)	$(10,463)	$(24,706)	$27,034	$25,546
Land	—	(3,405)	—	—	—
Fee building	1,420	2,052	4,401	5,497	8,404
Pretax income (loss)	$(59,456)	$(11,816)	$(20,305)	$32,531	$33,950

Net income (loss) attributable to the Company	$(32,819)	$(8,037)	$(14,216)	$17,152	$21,022
Basic earnings (loss) per share	$(1.76)	$(0.40)	$(0.69)	$0.82	$1.02
Diluted earnings (loss) per share	$(1.76)	$(0.40)	$(0.69)	$0.82	$1.01
Weighted Average Common Shares Outstanding:
Basic	18,680,993	20,063,148	20,703,967	20,849,736	20,685,386
Diluted	18,680,993	20,063,148	20,703,967	20,995,498	20,791,445

Balance Sheet Data
Cash and cash equivalents	$107,279	$79,314	$42,273	$123,546	$30,496
Real estate inventories	$314,957	$433,938	$566,290	$416,143	$286,928
Investment in and advances to unconsolidated joint ventures	$2,107	$30,217	$34,330	$55,824	$50,857
Total assets	$495,699	$603,189	$696,097	$644,512	$419,136
Total debt	$244,865	$304,832	$387,648	$318,656	$118,000
Stockholders’ equity	$197,442	$232,647	$239,954	$263,990	$244,523
Stockholders' equity per common share outstanding	$10.89	$11.58	$11.96	$12.64	$11.81
Cash dividends declared per share	$—	$—	$—	$—	$—

Operating Data (excluding unconsolidated JVs)
Net new home orders	816	532	536	412	253
New homes delivered	555	574	498	341	250
Average sales price of homes delivered	$768	$927	$1,012	$1,645	$2,032
Selling communities at end of year	23	21	20	17	15
Backlog at end of year, number of homes	410	149	191	153	79
Backlog at end of year, dollar value	$235,991	$125,803	$207,071	$162,250	$187,296
Average sales price of homes in backlog	$576	$844	$1,084	$1,060	$2,371

Operating Data – Fee Building Projects (excluding unconsolidated JVs)
Homes started	65	284	545	533	784
Homes delivered	336	309	600	820	644

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Non-GAAP Measures

This annual report on Form 10-K includes certain non-GAAP measures, including home sales gross margin before impairments (or homebuilding gross margin before impairments), home sales gross margin percentage before impairments, Adjusted EBITDA, Adjusted EBITDA margin percentage, the ratio of Adjusted EBITDA to total interest incurred, adjusted net income attributable to The New Home Company Inc., adjusted earnings per share attributable to The New Home Company Inc., net debt, the ratio of net debt-to-capital, adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of sales), adjusted homebuilding gross margin percentage, general and administrative costs excluding severance charges, general and administrative costs excluding severance charges as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding severance charges, and selling, marketing and general and administrative costs excluding severance charges as a percentage of home sales revenue.  For a reconciliation of home sales gross margin before impairments (or homebuilding gross margin before impairments), adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of sales), home sales gross margin before impairments percentage and adjusted homebuilding gross margin percentage to the comparable GAAP measures, please see  "-- Results of Operations - Homebuilding Gross Margin."  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Consolidated Financial Data." For a reconciliation of adjusted net income attributable to The New Home Company Inc. and adjusted earnings per share attributable to The New Home Company Inc. to the comparable GAAP measures, please see "-- Overview."  For a reconciliation of net debt and net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of general and administrative costs excluding severance charges, general and administrative expenses excluding severance charges as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding severance charges and selling, marketing and general and administrative expenses excluding severance charges as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses."

Consolidated Financial Data

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Revenues:
Home sales	$426,251	$532,352	$504,029
Land sales	157	41,664	—
Fee building, including management fees	81,003	95,333	163,537
	507,411	669,349	667,566
Cost of Sales:
Home sales	367,026	469,557	436,530
Home sales impairments	19,000	8,300	10,000
Land sales	157	43,169	—
Land sales impairments	—	1,900	—
Fee building	79,583	93,281	159,136
	465,766	616,207	605,666
Gross Margin:
Home sales	40,225	54,495	57,499
Land sales	—	(3,405)	—
Fee building	1,420	2,052	4,401
	41,645	53,142	61,900

Home sales gross margin	9.4%	10.2%	11.4%
Home sales gross margin before impairments(1)	13.9%	11.8%	13.4%
Land sales gross margin	—%	(8.2)%	—%
Fee building gross margin	1.8%	2.2%	2.7%

Selling and marketing expenses	(30,777)	(36,357)	(36,065)
General and administrative expenses	(26,699)	(25,723)	(25,966)
Equity in net loss of unconsolidated joint ventures	(18,791)	(3,503)	(19,653)
Interest expense	(3,655)	—	—
Project abandonment costs	(14,098)	(94)	(206)
Gain (loss) on early extinguishment of debt	(7,254)	1,164	—
Other income (expense), net	173	(445)	(315)
Pretax loss	(59,456)	(11,816)	(20,305)
Benefit for income taxes	26,587	3,815	6,075
Net loss	(32,869)	(8,001)	(14,230)
Net (income) loss attributable to non-controlling interest	50	(36)	14
Net loss attributable to The New Home Company Inc.	$(32,819)	$(8,037)	$(14,216)

Loss per share attributable to The New Home Company Inc.:
Basic	$(1.76)	$(0.40)	$(0.69)
Diluted	$(1.76)	$(0.40)	$(0.69)

Interest incurred	$23,936	$28,819	$28,377
Adjusted EBITDA(2)	$37,325	$41,430	$38,668
Adjusted EBITDA margin percentage (2)	7.4%	6.2%	5.8%

(1)

Home sales gross margin before impairments (also referred to as homebuilding gross margin before impairments) is a non-GAAP measure. The table below reconciles this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2020	%	2019	%	2018	%
	(Dollars in thousands)
Home sales revenue	$426,251	100.0%	$532,352	100.0%	$504,029	100.0%
Cost of home sales	386,026	90.6%	477,857	89.8%	446,530	88.6%
Homebuilding gross margin	40,225	9.4%	54,495	10.2%	57,499	11.4%
Add: Home sales impairments	19,000	4.5%	8,300	1.6%	10,000	2.0%
Homebuilding gross margin before impairments(1)	$59,225	13.9%	$62,795	11.8%	$67,499	13.4%

(2)

Adjusted EBITDA, Adjusted EBITDA margin percentage and ratio of Adjusted EBITDA to total interest incurred are non-GAAP measures. Adjusted EBITDA margin percentage is calculated as a percentage of total revenue. Management believes that Adjusted EBITDA, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, interest costs, tax position, inventory impairments and other non-recurring events.  Due to the significance of the GAAP components excluded, Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operations or any other performance measure prescribed by GAAP. The table below reconciles net income (loss), calculated and presented in accordance with GAAP, to Adjusted EBITDA.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net loss	$(32,869)	$(8,001)	$(14,230)
Add:
Interest amortized to cost of sales excluding impairment charges and interest expensed(3)	27,519	27,234	18,678
Benefit for income taxes	(26,587)	(3,815)	(6,075)
Depreciation and amortization	6,721	8,957	6,631
Amortization of stock-based compensation	2,197	2,260	3,090
Cash distributions of income from unconsolidated joint ventures	110	374	715
Severance charges	1,091	1,788	—
Noncash inventory impairments and abandonments	33,098	10,294	10,206
Less:
Loss (gain) on early extinguishment of debt	7,254	(1,164)	—
Equity in net loss of unconsolidated joint ventures	18,791	3,503	19,653
Adjusted EBITDA	$37,325	$41,430	$38,668
Total Revenue	$507,411	$669,349	$667,566
Adjusted EBITDA margin percentage	7.4%	6.2%	5.8%
Interest incurred	23,936	28,819	28,377
Ratio of Adjusted EBITDA to total interest incurred	1.6x	1.4x	1.4x

(3)

Due to an inadvertent oversight in prior periods, interest amortized to certain inventory impairment charges and to equity in net loss of unconsolidated joint ventures was duplicated in the Adjusted EBITDA calculation.  The prior periods have been restated to correct this duplication.

Overview

The New Home Company finished the year on a strong note with solid progress made across many key operating metrics during the fourth quarter. Robust demand for new housing resulted in an 89% increase in net new orders in the fourth quarter. The Company’s quarterly sales absorption rates improved sequentially throughout 2020 and ended the year strong, with December’s monthly sales absorption pace of 4.4 representing the highest monthly net order total in the Company's history. While the Company’s affordable product offerings continue to grow as a percentage of its total community offerings, new home demand was evident across all product segments and contributed to ending 2020 with a strong level of the number of homes in backlog, up 175% as compared to the end of 2019.

The increase in sales pace and improved pricing power experienced in the latter half of 2020 provided opportunities for meaningful price increases at nearly all of the Company’s communities and contributed to an increase in gross margin.  Homebuilding gross margin for 2020 was 9.4% and included $19.0 million in inventory impairment charges. Homebuilding gross margin for 2019 was 10.2% and included $8.3 million in inventory impairment charges. Excluding impairment charges, homebuilding gross margin for 2020 was 13.9%* as compared to 11.8%* in 2019, and excluding impairment charges and interest in cost of home sales, homebuilding gross margin for 2020 was 19.5%* as compared to 16.7%* in 2019, a 280 basis point improvement*.

Total revenues for the year ended December 31, 2020 were $507.4 million compared to $669.3 million for the prior year. The year-over-year decrease in revenues was driven largely by a 20% decrease in home sales revenue, a $41.5 million decrease in land sales revenue and, to a lesser extent, a 15% decrease in fee building revenue as a result of a decrease in construction activity at fee building communities in Irvine, California. For the full year 2020, the net loss attributable to the Company was $32.8 million, or $(1.76) per diluted share. Adjusted net income for 2020 was $3.6 million*, or $0.19 per diluted share*, and excluded pretax charges of $19.0 million in inventory impairment charges, $22.3 million in joint venture impairment charges, a $14.0 million project abandonment charge, an $8.0 million debt refinance charge and $1.1 million in severance charges. The Company's net loss for 2019 was $8.0 million, or $(0.40) per diluted share. Adjusted net income for 2019 was $4.6 million*, or $0.23 per diluted share*, after excluding pretax charges of $10.2 million in inventory impairment charges, including $1.9 million related to a land sale, a $3.5 million joint venture impairment charge, $1.8 million in severance charges and $1.5 million in land sales losses. The year-over-year increase in net loss was primarily attributable to the $41.6 million pretax increase in impairment and project abandonment charges, an $8.4 million increase in debt extinguishment charges, a $3.7 million increase in interest expense and a 20% decrease in home sale revenues. These decreases were partially offset by an improvement in gross margins excluding impairments and an increase in income tax benefit as a result of the CARES Act.

The Company generated operating cash flow of $93.1 million during 2020 and ended the year with $107.3 million in cash and cash equivalents and had no borrowings outstanding under its revolving credit facility. The Company also strengthened its balance sheet by refinancing its Senior Notes to October 2025, reduced its debt outstanding by $60 million during 2020, and extended the maturity date of its bank credit facility to April 2023. At December 31, 2020, the Company had a debt-to-capital ratio of 55.4% and a net debt-to-capital ratio of 41.0%*, which represented an 820-basis point improvement compared to 2019.  The Company also repurchased 2,160,792 shares of our common stock during 2020 for $4.3 million. In connection with the net operating loss carryback tax benefit recognized during 2020 as a result of the CARES Act, the Company had approximately $27.4 million of expected federal income tax refunds receivable recorded as of December 31, 2020.

In addition, the Company made significant progress during 2020 to wind down its joint venture activities in order to reduce its related capital commitments, and is actively looking to reinvest its capital in areas where it believes such investments will yield results that meet its investment criteria.  The Company had reduced the level of land acquisition over the last year as a result of its focus to generate cash flows and reduce its leverage, however, the Company has been actively evaluating new land opportunities to rebuild its pipeline as economic conditions have improved over the past few months, especially for the homebuilding industry. The Company plans to execute a balanced approach of acquiring new land positions and improving our operating metrics to generate positive shareholder returns.

Although economic conditions have improved since mid-March and April, in particular for the housing industry, we remain cautious as to the impact of the COVID-19 pandemic on the economy, among other things. Despite the uncertainty related to this pandemic, we believe pent up demand for housing continues to be strong and that The New Home Company is on more solid footing moving forward.

* Net-debt-to capital ratio, adjusted net income, adjusted earnings per diluted share, home sales gross margin excluding impairment charges (homebuilding gross margin before impairments) and adjusted homebuilding gross margin (or homebuilding gross margin excluding impairments and interest in cost of home sales) are non-GAAP measures. For a reconciliation of the net debt-to-capital ratio to the appropriate GAAP measure, please see "Liquidity and Capital Resources - Debt-to-Capital Ratios."  We believe that the ratio of net debt-to-capital is a relevant financial measure for management and investors to understand the leverage employed in our operations and as an indicator of the Company’s ability to obtain financing.  We believe adjusted net income and adjusted earnings per diluted share are meaningful as the impact of impairments, loss on land sales, debt refinance charges and severance charges are removed to provide investors with an understanding of the impact these items had on earnings. We believe home sales gross margin before impairments and homebuilding gross margin excluding impairments and interest in cost of home sales is meaningful, as it isolates the impact home sales impairments and interest costs have on homebuilding gross margin and provides investors better comparisons with our competitors, who may adjust gross margins in a similar fashion.

Non-GAAP Footnote (continued)

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Net loss attributable to The New Home Company Inc.	$(32,819)	$(8,037)	$(14,216)
Total impairments and other charges, net of tax	36,422	12,643	21,810
Adjusted net income attributable to The New Home Company Inc.	$3,603	$4,606	$7,594

Loss per share attributable to The New Home Company Inc.:
Basic	$(1.76)	$(0.40)	$(0.69)
Diluted	$(1.76)	$(0.40)	$(0.69)

Adjusted earnings per share attributable to The New Home Company Inc.:
Basic	$0.19	$0.23	$0.37
Diluted	$0.19	$0.23	$0.37

Weighted average shares outstanding for adjusted earnings per share:
Basic	18,680,993	20,063,148	20,703,967
Diluted	18,799,780	20,120,450	20,804,859

Inventory impairments	$19,000	$10,200	$10,000
Abandoned project costs related to Arizona luxury condominium community	14,000	—	—
Joint venture impairments	22,325	3,500	20,000
Loss related to retirement of 2022 Notes	8,024	—	—
Severance charges	1,091	1,788	—
Loss on land sales	—	1,505	—
Less: Related tax benefit	(28,018)	(4,350)	(8,190)
Total impairments and other charges, net of tax	$36,422	$12,643	$21,810

Market Conditions and COVID-19 Impact and Strategy

While the broader economic recovery following the nationwide COVID-19 related shutdown is ongoing, our business generally was only impacted from mid-March of 2020 through mid-second quarter 2020 when economic conditions in our markets started to improve. The Company has recently experienced very strong demand for its homes. This resurgence in demand began in the back half of the 2020 second quarter, following the significant drop in sales experienced at the end of the 2020 first quarter through mid-second quarter 2020 as a result of the initial impact of the COVID-19 pandemic.   The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates and overall housing affordability.  We attribute the recent higher levels of demand to a number of factors, including low interest rates, a continued undersupply of homes, consumers’ increased focus on the importance of home, and a general desire for more indoor and outdoor space. As a result, many of the Company's operating metrics improved significantly as compared to 2019, as described below. We believe these factors will continue to support demand in the near term but recognize our year-over-year order improvement is not necessarily indicative of future results due to various factors including seasonality, anticipated community openings and closeouts, and continued uncertainty surrounding the economic and housing market environments due to the impacts of the ongoing COVID-19 pandemic and the related COVID-19 control responses. Overall economic conditions in the United States have been, and continue to be, impacted negatively by the COVID-19 pandemic and uncertainty exists with respect to unemployment levels, consumer confidence, political uncertainty, civil unrest, financial and mortgage markets, as well as the impacts of COVID-19-related government directives, actions and economic relief efforts, all of which could impact the demand for our homes.

  The COVID-19 pandemic has resulted in, among other things, quarantines, "stay-at-home" or "shelter-in-place" orders, and similar mandates from national, state and local governments that have substantially restricted daily activities and caused many businesses to curtail or cease normal operations. Notwithstanding these developments, the state and local governments in the markets in which we operate have deemed housing to be an essential business, which has allowed us to continue with construction and sales of homes. We have also implemented several health and safety protocols to protect our employees, trade partners and customers as required by state and local government agencies and taking into consideration the CDC and other public health authorities’ guidelines. While these actions are and have been necessary, they do impact our ability to operate our business in its ordinary and traditional course due to, among other things, a reduction in efficiency and capacity of municipal and private services necessary to progress our operations, delays as a result of some supply chain disruptions, and, showing homes by "appointment only" at various times throughout the year. Our sales operations continue to leverage our virtual sales tools to connect with our customers online, including through the use of our online sales concierges, providing virtual options for online home tours and design center selections, and providing for self-guided tour options to allow homebuyers to tour models privately.

Much uncertainty existed at the onset of the COVID-19 pandemic and we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations during this time.  To mitigate the adverse impacts and uncertainty, we implemented initiatives to preserve capital, including implementing additional cost cutting measures, curtailing the acquisition and development of land, renegotiating lot takedown arrangements and limiting the number of speculative homes under construction.  As a result, we made strategic decisions to (i) liquidate the remaining developable lots in a land development joint venture in Northern California which resulted in a $20.0 million other-than-temporary impairment charge in the 2020 second quarter, (ii) cease further development at a wholly owned community in Scottsdale, Arizona resulting in a $14.0 million project abandonment charge during the 2020 first quarter, and (iii) exit a land development joint venture in Southern California which resulted in a $2.3 million other-than-temporary impairment charge in the 2020 first quarter. By not continuing with these projects, we avoided capital outlays to help preserve capital for the future, and will be able to seek federal tax refunds.

Results of Operations

Net New Home Orders

	Year Ended December 31,
		Change			Change
	2020	Amount	%	2019	Amount	%	2018
Net new home orders
Southern California	266	(22)	(8)%	288	(13)	(4)%	301
Northern California	353	138	64%	215	13	6%	202
Arizona	197	168	579%	29	(4)	(12)%	33
Total net new home orders	816	284	53%	532	(4)	(1)%	536

Monthly sales absorption rate per community (1)
Southern California	2.4	0.3	14%	2.1	(0.1)	(5)%	2.2
Northern California	2.9	0.6	26%	2.3	(0.4)	(15)%	2.7
Arizona	3.7	2.5	208%	1.2	(0.5)	(29)%	1.7
Total monthly sales absorption rate per community (1)	2.9	0.8	38%	2.1	(0.2)	(9)%	2.3

Cancellation rate	9%	(2)%	NA	11%	1%	NA	10%

Selling communities at end of year:
Southern California	6	(4)	(40)%	10	(3)	(23)%	13
Northern California	10	1	11%	9	4	80%	5
Arizona	7	5	250%	2	—	—%	2
Total selling communities	23	2	10%	21	1	5%	20

Average selling communities
Southern California	9	(2)	(18)%	11	(1)	(8)%	12
Northern California	10	2	25%	8	2	33%	6
Arizona	4	2	100%	2	—	—%	2
Total average selling communities	24	3	14%	21	1	5%	20

(1)	Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the year ended December 31, 2020 increased 53% as compared to prior year, driven by a 38% increase in the monthly sales absorption rate of 2.9 per community and, to a lesser extent, a 14% year-over-year increase in average selling communities, which resulted in an ending community count of 23 compared to 21 for the prior year. Quarterly sales absorption rates improved sequentially throughout 2020 and ended the year strong, with December’s monthly sales absorption pace of 4.4 representing the highest monthly net order total in the Company's history.  We attribute the recently higher level of demand to a number of factors, including low interest rates, a continued undersupply of homes, consumers’ increased focus on the importance of the home, and the opening of more affordable communities in the strong Phoenix, Arizona market. The Company also benefited from the success of its enhanced virtual selling platform from which a large portion of our net new orders were generated from during the year. Home buyers are demonstrating an increased level of comfort with shopping for homes online allowing our sales team to identify qualified, motivated buyers and converting those leads into sales.

Demand was strongest during 2020 for our more-affordable, entry-level product, which averaged a monthly sales pace of 3.5 per community compared to a total of 2.9 per community for the companywide average. Approximately half of all net new orders during the year ended December 31, 2020 were from entry-level communities compared to approximately 35% during the prior year. We opened 12 new communities during 2020, the majority of which are classified as entry-level product. The sales pace for our entry-level product was strong across substantially all entry-level communities, where all but one community was at or above the 2.9 companywide average. In addition to the success with our entry-level product, the sales pace for our first time move up product increased 82% year-over-year, primarily due to strong order volume from two of our recently opened first time move up communities in Arizona and our single family detached community in Rancho Mission Viejo which opened early in 2020.  Additionally, Arizona’s 208% increase in sales pace compared to the prior year was driven by the opening of seven new communities during 2020, five of which were classified as entry-level product and two of which were classified as first time move up product, and all were above the 2.9 companywide average.

The Company’s cancellation rate for 2020 was 9% as compared to 11% in the prior year.  Since peaking in the first quarter of 2020 as a result of the economic impact COVID-19 had on our buyers, we have seen year-over-year decreases in our quarterly cancellation rates for each quarter subsequent to the 2020 second quarter.

Backlog

	Year Ended December 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	76	$55,322	$728	72	$69,263	$962	6%	(20)%	(24)%
Northern California	172	116,594	678	66	41,973	636	161%	178%	7%
Arizona	162	64,075	396	11	14,567	1,324	1373%	340%	(70)%
Total	410	$235,991	$576	149	$125,803	$844	175%	88%	(32)%

	Year Ended December 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	72	$69,263	$962	90	$111,024	$1,234	(20)%	(38)%	(22)%
Northern California	66	41,973	636	68	59,847	880	(3)%	(30)%	(28)%
Arizona	11	14,567	1,324	33	36,200	1,097	(67)%	(60)%	21%
Total	149	$125,803	$844	191	$207,071	$1,084	(22)%	(39)%	(22)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of December 31, 2020 increased 175% as compared to 2019 primarily driven by the 53% increase in net new orders during 2020, coupled with a lower backlog conversion rate for the 2020 fourth quarter and a 3% decrease in deliveries during 2020, partially offset by a lower number of backlog units to begin the year as compared to 2019.  Our backlog conversion rate was 57% for the 2020 fourth quarter as compared to 97% in the year ago period. The decrease in the 2020 conversion rate resulted from fewer spec homes sold and delivered during the fourth quarter as a result of a lower available spec homes inventory. The dollar value of the Company's wholly owned backlog rose 88% to $236.0 million driven by the increase in units, partially offset by a 32% decrease in the average selling price of homes in backlog to $576,000 as the Company continues to diversify its product offerings, including its expansion into more affordable communities in Arizona.

In Southern California, the total backlog dollar value decreased primarily as a result of a 24% decrease in average selling price. The mix of homes in Southern California ending backlog shifted to more-affordable communities, as the prior year had a higher number of homes in backlog with average selling prices over $1.1 million, including a large concentration at a luxury community and a higher-priced second move up community in Orange County which were closed out as of December 31, 2020. The decrease in average selling price from the mix shift was partially offset by homes in backlog from a popular community in Rancho Mission Viejo that opened during 2020 and comprised approximately 30% of the Southern California ending backlog units where the average selling price of homes in backlog was approximately $1.0 million.

Northern California ending backlog units increased 161% year-over-year due to a 64% increase in orders during 2020 and a lower backlog conversion rate for the 2020 fourth quarter. The increase in the number of homes in Northern California backlog contributed to a 178% increase in backlog dollar value, which included a 7% increase in the average price which increased primarily as a result of two higher-priced second move up communities in Folsom that opened during 2020 and comprised approximately 24% of the Northern California ending backlog units where the average selling price of homes in backlog is approximately $1.0 million.

In Arizona, the year-over-year increase in homes in backlog dollar value was due to the division opening seven active selling communities in 2020. All seven new communities have average selling prices within the $300,000 to $500,000 range, as compared to prior year backlog units for Arizona which were mainly comprised of homes from our higher-end, closed-out community in Gilbert, Arizona where the average price of homes in backlog was $1.1 million at December 31, 2019.

Lots Owned and Controlled

	December 31,
		Change			Change
	2020	Amount	%	2019	Amount	%	2018
Lots Owned:
Southern California	300	(201)	(40)%	501	(125)	(20)%	626
Northern California	582	(100)	(15)%	682	(60)	(8)%	742
Arizona	458	63	16%	395	96	32%	299
Total	1,340	(238)	(15)%	1,578	(89)	(5)%	1,667
Lots Controlled(1):
Southern California	376	(54)	(13)%	430	225	110%	205
Northern California	132	(246)	(65)%	378	(73)	(16)%	451
Arizona	170	(145)	(46)%	315	(174)	(36)%	489
Total	678	(445)	(40)%	1,123	(22)	(2)%	1,145
Total Lots Owned and Controlled - Wholly Owned	2,018	(683)	(25)%	2,701	(111)	(4)%	2,812
Fee Building Lots(2)	54	(1,081)	(95)%	1,135	329	41%	806

(1)

Includes lots that we control under purchase and sale agreements or option agreements with refundable and nonrefundable deposits that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur. The 170 lots for Arizona at December 31, 2020 exclude 177 lots that were under a purchase and sale agreement with a refundable deposit, as the Company terminated the contract in January 2021.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled as of December 31, 2020 decreased 25% year-over-year to 2,018 lots, of which 34% were controlled through option contracts compared to 42% optioned in 2019. The decrease in wholly owned lots owned and controlled was due to more deliveries in the year ended December 31, 2020 than lots contracted during the same period and the termination of a purchase contract for lots in Northern California that the Company decided to no longer pursue. The Company reduced the level of land acquisition over the last year as a result of its focus to generate cash flows and reduce its leverage, however, the Company continued to make investments in land so long as it believes such investments will yield results that meet its investment criteria. Further, over the past few months, as economic conditions have improved, especially for the homebuilding industry, the Company has been focused on evaluating new land opportunities to rebuild its pipeline.

The decrease in fee building lots at December 31, 2020 as compared to the prior year was primarily attributable to the delivery of homes to customers during the year ended December 31, 2020, and as a result of the decision made by Irvine Pacific, our largest fee building customer, to wind down its fee building arrangement with the Company moving forward. Please see “Fee Building” section below for additional information.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	262	$220,351	$841	306	$312,410	$1,021	(14)%	(29)%	(18)%
Northern California	247	163,185	661	217	159,832	737	14%	2%	(10)%
Arizona	46	42,715	929	51	60,110	1,179	(10)%	(29)%	(21)%
Total	555	$426,251	$768	574	$532,352	$927	(3)%	(20)%	(17)%

	Year Ended December 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	306	$312,410	$1,021	282	$317,373	$1,125	9%	(2)%	(9)%
Northern California	217	159,832	737	216	186,656	864	0%	(14)%	(15)%
Arizona	51	60,110	1,179	—	—	—	NA	NA	NA
Total	574	$532,352	$927	498	$504,029	$1,012	15%	6%	(8)%

New home deliveries decreased 3% for the year ended December 31, 2020 compared to the prior year primarily due to a lower number of homes in backlog at the beginning of the year, decreased speculative home sales from lower available speculative home inventory, and a decrease in construction starts and new home deliveries during the 2020 second quarter resulting from the stay-at-home orders in California related to COVID-19.  These items were partially offset by a 53% increase in net new orders for 2020.  Home sales revenue for the year ended December 31, 2020 decreased 20% compared to 2019, primarily due to a 17% decrease in average selling price per delivery and, to a lesser extent, a 3% decrease in home deliveries. The decrease in average selling price per delivery for the year was consistent with the Company's strategic shift to more-affordable product.

For the year ended December 31, 2020, Southern California home sales revenue was down 29% as a result of an 18% decrease in average selling price due to 2019 including deliveries from several higher-priced, closed-out Orange County and Los Angeles communities, and a 14% decrease in homes delivered from fewer orders in 2020 as the number of average selling communities decreased. The decrease in home sales revenue during 2020 for Arizona was primarily due to a 21% decrease in average sales price due to product mix and, to a lesser extent, a 10% decrease in units delivered. In Northern California, home sales revenue for 2020 increased 2% due to a 14% increase in homes delivered, partially offset by a 10% decrease in average selling price related to a shift in deliveries from the higher-priced Bay Area to the more-affordable Sacramento region.

Homebuilding Gross Margin

Homebuilding gross margin for 2020 was 9.4% compared to 10.2% in the prior year. The 2020 period included $19.0 million in noncash inventory impairment charges related to five homebuilding communities experiencing slower sales pace due to the COVID-19 pandemic, resulting in higher incentives and carrying costs for these projects. The 2019 period included $8.3 million in noncash inventory impairment charges related to one luxury condominium community in Scottsdale, Arizona with slow monthly sales absorption that required sales price adjustments and one higher-priced homebuilding community within the Inland Empire in Southern California that required more incentives than originally expected. For more information on these impairments, please refer to Note 4 of our Consolidated Financial Statements. Excluding impairment charges, homebuilding gross margin was 13.9% for 2020 as compared to 11.8% for 2019. The 210 basis point increase in homebuilding gross margin before impairments was primarily due to a product mix shift and improved pricing power experienced in the latter half of 2020.  The positive product mix shift was driven by a higher percentage of our total homes sales revenue generated at more affordably-priced communities, which have had higher gross margins. These items were partially offset by a 70 basis point increase in interest costs included in cost of home sales. Adjusted homebuilding gross margin, which excludes homes sales impairments and interest in cost of home sales, was 19.5% and 16.7% for the years ended December 31, 2020 and 2019, respectively.

Homebuilding gross margin before impairments and adjusted homebuilding gross margin are non-GAAP measures.  See the table below reconciling these non-GAAP financial measures to homebuilding gross margin, the nearest GAAP equivalent.

	Year Ended December 31,
	2020	%	2019	%	2018	%
	(Dollars in thousands)
Home sales revenue	$426,251	100.0%	$532,352	100.0%	$504,029	100.0%
Cost of home sales	386,026	90.6%	477,857	89.8%	446,530	88.6%
Homebuilding gross margin	40,225	9.4%	54,495	10.2%	57,499	11.4%
Add: Home sales impairments	19,000	4.5%	8,300	1.6%	10,000	2.0%
Homebuilding gross margin before impairments (1)	59,225	13.9%	62,795	11.8%	67,499	13.4%
Add: Interest in cost of home sales	23,864	5.6%	26,304	4.9%	18,678	3.7%
Adjusted homebuilding gross margin(1)	$83,089	19.5%	$89,099	16.7%	$86,177	17.1%

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

Land Sales

During 2020, the Company recognized $0.2 million of deferred revenue for the remaining completed work on a land sale that initially occurred during 2019.  During 2019, the Company sold three land parcels in Northern California that generated $41.7 million in land sales revenue.  In connection with the 2019 land sales, the Company recorded a pretax loss from these sales of $3.4 million, which included a $1.9 million impairment charge booked in the 2019 third quarter related to land that closed during the 2019 fourth quarter.  The Company sold lots as part of a strategic decision to generate cash flow and reduce our concentration of capital investments in certain markets.

Fee Building

	Year Ended December 31,
	2020	%	2019	%	2018	%
	(Dollars in thousands)
Fee building revenues	$81,003	100.0%	$95,333	100.0%	$163,537	100.0%
Cost of fee building	79,583	98.2%	93,281	97.8%	159,136	97.3%
Fee building gross margin	$1,420	1.8%	$2,052	2.2%	$4,401	2.7%

For the year ended December 31, 2020, fee building revenues decreased 15% from 2019, driven by a decrease in construction activity at fee building communities in Irvine, California.  In August 2020, Irvine Pacific, our largest customer, made a decision to begin building homes using their own general contractor’s license, effectively terminating our fee building arrangement with Irvine Pacific moving forward. Although we are transitioning construction management responsibilities to Irvine Pacific and are not expected to be engaged for new fee building contracts with them going forward, we are currently in the process of finishing certain existing homes under construction and generating revenues in connection therewith, which we expect to continue through the first quarter of 2021. The Company is actively seeking and entering into new fee building opportunities with other land developers with the objective of at least partially offsetting the expected reduction in Irvine Pacific business in future years, such as our new fee building relationship with FivePoint in Irvine, California.  Included in fee building revenues for the years ended December 31, 2020 and 2019 were (i) $78.7 million and $91.5 million of billings to land owners, respectively, and (ii) $2.3 million and $3.8 million of management fees from our unconsolidated joint ventures and third-party land owners, respectively.

The cost of fee building decreased for the year ended December 31, 2020 compared to 2019 primarily due to the decrease in fee building activity mentioned above and to a lesser extent, lower allocated general and administrative ("G&A") expenses. The amount of G&A expenses included in the cost of fee building was $3.6 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. Fee building gross margin decreased to $1.4 million for the year ended December 31, 2020 from $2.1 million in the prior year period primarily due to lower fee billings and reduced management fees, which was partially offset by lower allocated G&A expenses.

Our fee building revenue has historically been concentrated with a small number of customers. For the years ended December 31, 2020, 2019 and 2018, Irvine Pacific comprised 91%,  95% and 95% of fee building revenue, respectively.

Selling, General and Administrative Expenses

	Year Ended December 31,			As a Percentage of Home Sales Revenue
	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Selling and marketing expenses	$30,777	$36,357	$36,065	7.2%	6.8%	7.1%
General and administrative expenses ("G&A")	26,699	25,723	25,966	6.3%	4.9%	5.2%
Total selling, marketing and G&A ("SG&A")	$57,476	$62,080	$62,031	13.5%	11.7%	12.3%

G&A	$26,699	$25,723	$25,966	6.3%	4.9%	5.2%
Less: Severance charges	(873)	(1,788)	—	(0.2)%	(0.4)%	—
G&A, excluding severance charges	$25,826	$23,935	$25,966	6.1%	4.5%	5.2%

Selling and marketing expenses	$30,777	$36,357	$36,065	7.2%	6.8%	7.1%
G&A, excluding severance charges	25,826	23,935	25,966	6.1%	4.5%	5.2%
SG&A, excluding severance charges	$56,603	$60,292	$62,031	13.3%	11.3%	12.3%

During 2020, our SG&A rate as a percentage of home sales revenue was 13.5%, up 180 basis points from the comparable prior year period. The 2020 period included $0.9 million in severance charges taken in the 2020 second quarter related to staffing reductions made to lower headcount as a result of lower revenue volumes which were negatively impacted by COVID-19. The 2019 period included $1.8 million in severance charges taken during the 2019 first quarter related to reducing headcount, including the departure of one of our executive officers. Excluding these severance charges, the Company's SG&A rate for the years ended December 31, 2020 and 2019 was 13.3% and 11.3%, respectively. The 200 basis point increase was due largely to the decrease in home sales revenue, an increase in internal commissions as a percentage of home sales revenue that accompanied the increase in deliveries from more affordable communities, an increases in incentive compensation and a $1.8 million year-over-year reduction in G&A expenses allocated to fee building cost of sales due to lower fee building activity and lower joint venture management fees earned in 2020 as compared to 2019. These items were partially offset by lower amortization of capitalized selling and marketing costs in 2020 as compared to the prior year.

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

Equity in Net Loss of Unconsolidated Joint Ventures

As of December 31, 2020 and 2019, we had ownership interests in nine and ten unconsolidated joint ventures, respectively, one of which had active homebuilding operations at December 31, 2020 and which became inactive in January 2021 as the last homes in such joint venture were delivered.  Active homebuilding or land development operations include joint ventures with ongoing homebuilding or land development where the entity continues to own homebuilding lots or homes remaining to be sold. We own interests in our unconsolidated joint ventures that generally range from 10% to 35% and these interests vary by entity.

The Company's share of joint venture loss for the year ended December 31, 2020 was $18.8 million as compared to a $3.5 million loss for the year ended December 31, 2019.  The increase in the Company's joint venture loss in 2020 was primarily related to other-than-temporary impairment charges taken by the Company related to its investments in two unconsolidated land development joint ventures.  During the 2020 first quarter, the Company recorded a $2.3 million impairment charge related to its investment in the Bedford joint venture as the result of an agreement by the Company to sell its interest in this joint venture to our partner for less than our current carrying value which closed during the 2020 third quarter.  During the 2020 second quarter, the Company recognized a $20.0 million other-than-temporary impairment charge in connection with its intent to exit the Russell Ranch land development joint venture in Folsom, California. The Company determined that the expected financial returns relative to the future capital contributions required to develop and build out such property did not outweigh the related market and cost risks for this development.  In addition, exiting the joint venture allows the Company to pursue certain federal tax loss carryback refund opportunities form the passage of the CARES Act. As a result, the Company determined that the value of its investment was not recoverable and wrote off its investment balance and recorded its remaining costs to complete. During the 2020 fourth quarter, substantially all of the assets within the joint venture were sold to a third party for an amount higher than originally estimated by the Company, and as a result the Company recognized $4.5 million of income within equity in net loss of unconsolidated joint ventures.  As part of this sale, the Company received a cash distribution of $2.0 million.

 The Company's 2019 loss was primarily the result of a $3.5 million allocation of an inventory impairment charge from its Bedford joint venture.  The joint venture impairment was driven by higher infrastructure costs than originally expected and lower anticipated land sales revenue.

The following sets forth supplemental operational and financial information about our unconsolidated joint ventures. Such information is not included in our financial data for GAAP purposes, but is reflected in our results as a component of equity in net loss of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
		Change			Change
	2020	Amount	%	2019	Amount	%	2018
	(Dollars in thousands)
Unconsolidated Joint Ventures—Homebuilding
Operational Data
Net new home orders	25	(85)	(77)%	110	(32)	(23)%	142
New homes delivered	72	(65)	(47)%	137	(9)	(6)%	146
Average sales price of homes delivered	$1,020	$74	8%	$946	$(5)	(1)%	$951

Home sales revenue	$73,427	$(56,154)	(43)%	$129,581	$(9,311)	(7)%	$138,892
Land sales revenue	$64,392	29,935	87%	34,457	(8,274)	(19)%	42,731
Total revenues	$137,819	$(26,219)	(16)%	$164,038	$(17,585)	(10)%	$181,623
Net loss	$(23,953)	$42,962	64%	$(66,915)	$(39,011)	(140)%	$(27,904)

Selling communities at end of period	—	(4)	(100)%	4	(3)	(43)%	7
Backlog (dollar value)	$4,849	$(37,803)	(89)%	$42,652	$(24,240)	(36)%	$66,892
Backlog (homes)	2	(47)	(96)%	49	(27)	(36)%	76
Average sales price of backlog	$2,425	$1,555	179%	$870	$(10)	(1)%	$880

Homebuilding lots owned and controlled	2	(72)	(97)%	74	(137)	(65)%	211
Land development lots owned and controlled	—	(1,798)	(100)%	1,798	(81)	(4)%	1,879
Total lots owned and controlled	2	(1,870)	(100)%	1,872	(218)	(10)%	2,090

Interest Expense

During the year ended December 31, 2020, we expensed $3.7 million of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835, Interest.  To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.  No interest was expensed during the year ended December 31, 2019.

Project Abandonment Costs

During 2020, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona due to lower demand levels experienced at this community, substantial investment required to build out the remainder of the project, uncertainty associated with the economic impacts of COVID-19, and the opportunity to recognize a tax benefit from the resulting net operating loss carrybacks. As a result of this strategic decision to forgo developing the balance of the property, we recorded a project abandonment charge of $14.0 million related to the capitalized costs, including interest, associated with the portion of the project that was abandoned.

Gain (Loss) on Early Extinguishment of Debt

During the year ended December 31, 2020, the Company repurchased and retired approximately $15.7 million of its 2022 Notes for a cash payment of approximately $14.8 million.  The Company recognized a total gain on early extinguishment of debt of $0.8 million and wrote off approximately $0.1 million of unamortized discount, premium and debt issuance costs associated with these 2022 Notes retired.  Additionally, the remaining 2022 Notes were redeemed in full on November 12, 2020.  As a result of the redemption, the Company recognized an $8.0 million loss included in gain (loss) on the early extinguishment of debt.  Included in this loss is $0.8 million of interest paid for the period of time between the issuance of the 2025 Notes on October 28, 2020 and the redemption of 2022 Notes on November 12, 2020.

During the year ended December 31, 2019, the Company repurchased and retired approximately $17.0 million of its 2022 Notes for a cash payment of approximately $15.6 million.  The Company recognized a total gain on early extinguishment of debt of $1.2 million and wrote off approximately $0.2 million of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired during 2019.

Benefit for Income Taxes

For the year ended December 31, 2020, the Company recorded an income tax benefit of $26.6 million compared to a $3.8 million benefit for 2019. For the year ended December 31, 2020, the Company's effective tax rate was a 44.7% benefit and included the benefit associated with net operating loss carrybacks to years when the Company was subject to a 35% federal tax rate as permitted by the CARES Act.  The CARES Act was signed into law on March 27, 2020 and allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  The 2020 effective tax rate differed from the federal statutory rate due the net operating loss carryback benefit, state income tax rates and tax credits for energy efficient homes.  For the year ended December 31, 2019, the Company's effective tax rate was a 32.3% benefit and differed from the federal statutory rate primarily due to federal energy credits related to homes delivered during 2018 and 2019, state income taxes, stock compensation shortfalls and the impact of expected deduction limitations related to executive compensation.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2019 Annual Report on Form 10-K, which was filed with the SEC on February 14, 2020.

Liquidity and Capital Resources

Overview

Our principal sources of capital for the year ended December 31, 2020 were cash generated from home sales activities, proceeds from our 2025 Notes, distributions from our unconsolidated joint ventures, and management fees from our fee building agreements. Our principal uses of capital for 2020 were land purchases, land development, home construction, repurchases and retirements of our 2022 Notes, contributions and advances to our unconsolidated joint ventures, repurchases of the Company's common stock and payment of operating expenses, interest and routine liabilities.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are generally active in acquiring and developing lots to maintain or grow our lot supply and community count. We expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations.  We focused on debt reduction and cash preservation in the second and third quarters of 2020 in light of the continued economic uncertainty produced by the COVID-19 pandemic; however, with the sustained strong housing demand over the second half of 2020, we have been actively seeking to rebuild our land pipeline.

During the year ended December 31, 2020, we generated cash flows from operating activities of $93.1 million.  We ended 2020 with $107.3 million of cash and cash equivalents, a $28.0 million increase from December 31, 2019.  Generally, we intend to maintain our debt levels within our target net leverage ranges in the near term, and then to deploy a portion of cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows.  Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.

During the year ended December 31, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the "2025 Notes").  The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the 2025 Notes, together with cash on hand, were used to redeem all of the Company's outstanding 7.25% Senior Notes due 2022 (the "2022 Notes") at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

As of December 31, 2020 and 2019, we had $2.6 million and $9.6 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $3.1 million and $10.4 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to operate our business.  As of December 31, 2020, we had outstanding borrowings of $250.0 million in aggregate principal related to our 2025 Notes and no borrowings outstanding under our credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.  We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, land banking arrangements, or common and preferred equity.

While the COVID-19 pandemic and related mitigation efforts have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, our revolving credit facility or, to the extent available, through accessing debt or equity capital, as needed, although no assurances can be provided that such additional debt or equity capital will be available or on acceptable terms, especially as a result of economic consequences arising from the COVID-19 pandemic or the response thereto.

2022 Notes

The carrying amount of the 2022 Notes at December 31, 2019, is net of an unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million, each of which were amortized and capitalized to interest costs on a straight-line basis over the respective term of the 2022 Notes which approximated the effective interest method. During 2020, the Company repurchased and retired approximately $15.7 million in face value of the 2022 Notes for cash payments of approximately $14.8 million.  The Company recognized a total gain on early extinguishment of debt of $0.8 million and wrote off approximately $0.1 million of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.  During 2019, the Company repurchased and retired approximately $17.0 million in face value of the 2022 Notes for cash payments of approximately $15.6 million. The Company recognized a total gain on early extinguishment of debt of $1.2 million and wrote off approximately $0.2 million of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.  As a result of the full redemption of the 2022 Notes during the 2020 fourth quarter, the Company recognized and $8.0 million loss included in gain (loss) on the early extinguishment of debt in the accompanying consolidated statements of operations.  Included in this loss is $0.8 million of interest paid for the period of time between the issuance of the 2025 Notes on October 28, 2020 and the redemption of 2022 Notes on November 12, 2020.

2025 Notes

On October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of the 2025 Notes in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act.  Pursuant to the Indenture, interest on the 2025 Notes will be paid semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2025 Notes will mature on October 15, 2025.  The carrying amount of the 2025 Notes listed above at December 31, 2020, is net of the unamortized debt issuance costs of $5.1 million which are amortized and capitalized to interest costs using the effective interest method.  The 2025 Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries.

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

In addition, any time prior to October 15, 2022, the Company may, at its option on one or more occasions, redeem the 2025 Notes (including any additional notes that may be issued in the future under the Indenture) in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Notes (including any additional notes that may be issued in the future under the Indenture) issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 107.25%, plus accrued and unpaid interest, if any, to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings by the Company.

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

The 2025 Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on incurring or guaranteeing additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, (1) borrowings of up to the greater of (i) $100 million and (ii) 20% of our consolidated tangible assets under existing or future bank credit facilities, (2) non-recourse indebtedness, and (3) indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either the leverage condition or interest coverage condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2021 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible assets and a general basket of up to the greater of $15 million and 3% of our consolidated tangible assets. The Indenture contains certain other covenants, among other things, the ability of the Company and its restricted subsidiaries to issue certain equity interests, make payments in respect of subordinated indebtedness, make certain investments, sell assets, incur liens, create certain restrictions on the ability of restricted subsidiaries to pay dividends or to transfer assets, enter into transactions with affiliates, create unrestricted subsidiaries, and consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the Indenture.

	December 31, 2020
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.36	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.24	< 2.25 : 1.0

As of December 31, 2020, we were able to satisfy the leverage condition.

Credit Facilities

The Company had an unsecured revolving credit facility with a bank group (the "existing facility") which, as amended on June 26, 2020, provided for a maturity date of  September 30, 2021 and total commitments under the facility of $60 million and an accordion feature allowing up to $150 million of borrowings, subject to certain financial conditions, including the availability of bank commitments.  The existing facility, as amended in June 2020, also provided a $10.0 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of December 31, 2019, the Company had no outstanding letters of credit issued under the existing facility.  Debt issuance costs for the existing unsecured revolving credit facility, which totaled $0.5 million as of December 31, 2019 were included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement. The existing facility was terminated in connection with the Company's execution of the New Credit Agreement discussed below.

On October 30, 2020, the Company entered into a Cre dit Agreement (the “New Credit Agreement” or “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The New Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing April 30, 2023. The New Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.  Concurrently with entering into the New Credit Agreement, the Company repaid in full and terminated the existing credit facility.

As of December 31, 2020, we had no outstanding borrowings under the Credit Facility. Amounts outstanding under the New Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio.  As of December 31, 2020, the interest rate for the LIBOR-based rate under the Credit Facility was 4.40%  The covenants of the New Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the New Credit Agreement contains certain financial covenants, including, but not limited to, those listed in the following table.

	December 31, 2020
			Covenant
Financial Covenants	Actual		Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant)(1)	$107,279		$10,000
EBITDA to Interest Incurred (2)	1.36	(2)	> 1.75 : 1.0
Tangible Net Worth	$197,442		$150,594
Net Leverage Ratio	42.8%		< 60.0%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the Credit Facility agreement) which was $23.9 million as of December 31, 2020. The Company was in compliance with this requirement with an unrestricted cash balance of $107.3 million at December 31, 2020.

The Credit Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the Lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events.  As of December 31, 2020 we were in compliance with all covenants under our Credit Facility.

The New Credit Agreement also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the New Credit Agreement.  As of December 31, 2020 the Company had no outstanding letters of credit issued under the New Credit Agreement.  Debt issuance costs for the New Credit Agreement, which tot aled $1.5 million as of December 31, 2020 are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

Letters of Credit and Surety Bonds

In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such surety bonds or letters of credit. The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	December 31,
	2020	2019
	(Dollars in thousands)
Letters of credit(1)	$—	$—
Surety bonds(2)	44,045	47,593
Total outstanding letters of credit and surety bonds	$44,045	$47,593

(1)	As of December 31, 2020, there is a $30.0 million sublimit for letters of credit available under our Credit Facility.
(2)	The estimated remaining costs to complete as of December 31, 2020 and December 31, 2019 were $16.3 million and $29.1 million, respectively

Stock Repurchase Program

On November 18, 2020, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program pursuant to which the Company may purchase up to $10.0 million of shares of its common stock (the “New Repurchase Program”) to replace its existing $15.0 million share repurchase program which had previously been authorized in May 2018 (the “existing program”). As of November 19, 2020, there was $1.7 million of remaining availability under the existing program which was cancelled upon the authorization of the New Repurchase Program. Repurchases of the Company’s common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The New Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases, if any, will be determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements.

During the year ended December 31, 2020, the Company repurchased and retired 2,160,792 shares of its common stock at an aggregate purchase price of $4.3 million, or an average price per share of $1.97.  During the year ended December 31, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  All repurchased shares were returned to the status of authorized but unissued.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	December 31,
	2020	2019
	(Dollars in thousands)
Total debt, net of unamortized discount, premium and debt issuance costs	$244,865	$304,832
Equity, exclusive of non-controlling interest	197,442	232,647
Total capital	$442,307	$537,479
Ratio of debt-to-capital (1)	55.4%	56.7%

Total debt, net of unamortized discount, premium and debt issuance costs	$244,865	$304,832
Less: Cash, cash equivalents and restricted cash	107,459	79,431
Net debt	137,406	225,401
Equity, exclusive of non-controlling interest	197,442	232,647
Total capital	$334,848	$458,048
Ratio of net debt-to-capital (2)	41.0%	49.2%

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

Cash Flows

For the year ended December 31, 2020 as compared to the year ended December 31, 2019, the comparison of cash flows is as follows:

•	Net cash provided by operating activities was $93.1 million for the year ended December 31, 2020 versus $121.3 million for the year ended December 31, 2019. The year-over-year change was primarily a result of reduction in real estate inventories of $85.2 million for 2020 as compared to $123.2 million for 2019. The change in real estate inventories cash flow was driven primarily by the decrease in home and land sales revenues, partially offset by a year-over-year decrease in land acquisition, development and construction in progress spend during 2020. The year-over-year increase in net loss reduced cash inflow by $24.9 million. The lower cash flows in 2020 also reflect an increase in other assets primarily consisting of an increase of $26.8 million due to expected income tax refunds. These items were offset by an increase in noncash inventory impairments and project abandonment costs of $22.8 million, and an $18.8 million increase in noncash impairments to the Company’s investment in two unconsolidated joint ventures recorded during the year ended December 31, 2020. The remaining year-over-year change in operating cash flows related to changes in contracts and accounts receivable, accounts payable, accrued expenses and other liabilities, and deferred tax assets balances as well as the Company's loss on early extinguishment of debt during 2020.
•	Net cash provided by investing activities was $9.0 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. The year-over-year increase was primarily driven by a $9.0 million increase in net distributions from joint ventures for 2020 including a $5.2 million final distribution in conjunction with the Company's exit from the Bedford joint venture. The remaining distributions were from joint ventures that recently closed out or are nearing the close-out phase of their respective underlying projects. The close out of projects and exits from joint ventures during 2020 also drove a $3.8 million decrease in contributions to unconsolidated joint ventures compared to the year ended December 31, 2019.
•	Net cash used in financing activities was $74.0 for the year ended December 31, 2020 versus $84.6 million for the year ended December 31, 2019. The outflow in 2020 related primarily to the net $62.4 million of cash paid to redeem the 2022 Notes as well as the payment of related debt issuance costs, and $4.3 million in stock repurchases. The 2019 outflow reflects a $67.5 million net paydown of the Company's unsecured credit facility and $15.6 million of cash paid to repurchase and retire approximately $17.0 million of our 2022 Notes.

For discussion related to comparison of cash flows for the year ended December 31, 2019 as compared to the years ended December 31, 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2019 Annual Report on Form 10-K, which was filed with the SEC on February 14, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of December 31, 2020, we had $8.9 million of nonrefundable and $0.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $53.4 million, net of deposits. These cash deposits are included as a component of our real estate inventories in the accompanying consolidated balance sheets.

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

We are subject to certain contingent obligations in connection with our unconsolidated joint ventures. In certain instances, the Company has provided credit enhancements in connection with joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios.  For unconsolidated joint ventures where the Company has provided an LTV credit enhancement, the Company has also entered into agreements with some of its unconsolidated joint venture partners in each of the unconsolidated joint ventures whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, these agreements provide the Company, to the extent its partner has an unpaid liability under such LTV credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2020 and 2019, $0 and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $0 million and $5.8 million, respectively, as of December 31, 2020 and December 31, 2019. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion guaranties. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion guaranties to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from customary "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy. Additionally, in some cases, under our joint venture agreements, our shares of profits and losses are greater than our contribution percentage.

For more information about our off-balance sheet arrangements, please see Note 11 to the Consolidated Financial Statements.

As of December 31, 2020, we held membership interests in nine unconsolidated joint ventures, six of which related to homebuilding activities and three related to land development as noted below.  Of the nine joint ventures, one joint venture had active homebuilding or land development activities ongoing at December 31, 2020 that were completed during January of 2021.  The remaining joint ventures are effectively inactive generally with only limited warranty activities.  We were not a party to any loan-to-value maintenance agreements related to unconsolidated joint ventures as of December 31, 2020. The following table reflects certain financial and other information related to our unconsolidated joint ventures as of December 31, 2020:

			December 31, 2020
								Debt-to-	Loan-to-	Estimated	Lots
								Total	Value	Future	Owned
Joint Venture	Year		Contribution	Total Joint Venture			NWHM	Capital-	Maintenance	Capital	and
(Project Name)	Formed	Location	%(1)	Assets	Debt	Equity	Equity(2)	ization	Agreement	Commitment(3)	Controlled
			(Dollars in 000's)
TNHC-HW San Jose LLC (Orchard Park)	2012	San Jose, CA	15%	$2,103	$—	$133	$40	—%	N/A	$—	—
TNHC-TCN Santa Clarita LP (Villa Metro)	2012	Santa Clarita, CA	10%	814	—	—	—	—%	N/A	—	—
TNHC Newport LLC (Meridian)(4)	2013	Newport Beach, CA	12%	1,066	—	400	79	—%	N/A	—	—
Encore McKinley Village LLC (McKinley Village)	2013	Sacramento, CA	10%	2,348	—	1,093	100	—%	N/A	—	—
TNHC Russell Ranch LLC (Russell Ranch)(4) (5) (6)	2013	Folsom, CA	50%	4,807	—	—	—	—%	N/A	—	—
TNHC-HW Foster City LLC (Foster Square)(5)	2013	Foster City, CA	35%	318	—	150	70	—%	N/A	—	—
Calabasas Village LP (Avanti)	2013	Calabasas, CA	10%	1,476	—	254	25	—%	N/A	—	—
TNHC-HW Cannery LLC (Cannery)(5)	2013	Davis, CA	35%	1,314	—	870	305	—%	N/A	—	—
TNHC Mountain Shadows LLC (Mountain Shadows)	2015	Paradise Valley, AZ	25%	8,080	—	5,939	1,488	—%	N/A	—	2
Total Unconsolidated Joint Ventures				$22,326	$—	$8,839	$2,107	—%		$—	2

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

(2)	Represents the Company's equity in unconsolidated joint ventures as reflected in the financial records of the respective joint ventures.
(3)

Estimated future capital commitment represents our proportionate share of estimated future contributions to the respective unconsolidated joint ventures as of December 31, 2020. Actual contributions may differ materially.

(4)	A member of the Company's board of directors is affiliated with entities that have investments in these joint ventures. See Note 12 to the Consolidated Financial Statements.
(5)	Land development joint venture.
(6)	The remaining homebuilding lots of this joint venture were sold during the 2020 fourth quarter and the losses were balanced in accordance with the members’ percentage interests. The preferred return was eliminated and the joint venture is now in close out as it completes certain obligations as the master developer.

As of December 31, 2020, the unconsolidated joint ventures had no outstanding debt and we were not required to make any loan-to-value maintenance related payments during the year ended December 31, 2020 or 2019.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. For example, we experienced high demand during the fourth quarter of 2020, which we attribute to current market factors including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home amid the COVID-19 pandemic.  Accordingly, as a result of the ongoing uncertainties and evolution of COVID-19, our traditional seasonal pattern was significantly impacted during 2020.  Since it typically takes five to ten months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as late winter and spring home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by the evolution of COVID-19 and volatility in the homebuilding industry and the opening and closeout of communities.

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

Investments in and Advances to Unconsolidated Joint Ventures

We use the equity method to account for investments in homebuilding and land development joint ventures when any of the following situations exist: 1) the joint venture qualifies as a variable interest entity ("VIE") and we are not the primary beneficiary, 2) we do not control the joint venture but have the ability to exercise significant influence over its operating and financial policies or 3) we function as the managing member or general partner of the joint venture and our joint venture partner has substantive participating rights or can replace us as managing member or general partner without cause.

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

While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish a separate reserve for warranty and for known and incurred but not reported (“IBNR”) construction defect claims based on our historical claim and expense data. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in our consolidated financial statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are presented as warranty insurance receivables and insurance receivables within other assets in our consolidated balance sheets and are recorded based on actual insurance claims and amounts determined using our construction defect claim and warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. In accordance with ASC 740, the determination of whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets and should be established based on the consideration of all available evidence. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable, and the availability of net operating loss carrybacks under certain circumstances. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible, as well as the ability to carryback net operating losses in the event that this option becomes available. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. Changes in existing tax laws and tax rates also affect actual tax results and the valuation of deferred tax assets over time.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

	Expected Maturity Date
	2021	2022 - 2025	Thereafter	Total	Estimated Fair Value
	(Dollars in thousands)
Senior Unsecured Notes
Fixed Rate(1)	$—	$250,000	$—	$250,000	$256,875
Weighted Average Interest Rate	—%	7.25%	—%	7.25%	NA

Senior Unsecured Credit Facility
Variable rate debt	$—	$—	$—	$—	$—
Weighted Average Interest Rate	—%	4.40%	—%	4.40%	NA

(1)	Represents our 2025 Notes due October 15, 2025.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, is communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing controls and procedures specified in the SEC's rules and forms, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP the independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

The New Home Company Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The New Home Company Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Irvine, California
February 11, 2021

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

The New Home Company Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The New Home Company Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Real Estate Inventories

As discussed in Notes 1 and 4 to the consolidated financial statements, the real estate inventory balance as of December 31, 2020 was $315 million. Inventory consists of land, land under development, deposits, homes under construction, completed homes and model homes, all of which are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset on a quarterly basis or whenever indicators of impairment exist. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget and actual or projected cash flow losses. If there are indicators of impairment, the Company will perform an undiscounted cash flow analysis to determine if the asset is impaired.

We identified the assessment of real estate inventories for impairment as a critical audit matter. Specifically, evaluating the Company’s identification of potential impairment indicators required subjective auditor judgment. In addition, the significant assumptions regarding selling prices of comparable homes, gross margins, sales absorption rates, and discount rates used in management’s impairment analyses required the application of greater auditor judgment. Changes to these estimates and assumptions could have a significant impact on the Company’s impairment analysis.

We performed the following primary audit procedures to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over management’s impairment indicator analysis. This included controls over the gross margin analyses and controls over management’s review of the significant assumptions, identified above, used in the undiscounted and discounted cash flow analyses for projects identified with impairment indicators. We evaluated the gross margin assumptions used by management to identify projects with indicators of impairment by inspecting supporting documentation of actual sales and related costs for real estate inventory sold during the year.  Additionally, to test management’s ability to develop cash flow projections we compared projected selling prices within management's undiscounted cash flow analysis to actual home closings in the current year and investigated variances. For certain projects, we evaluated the reasonableness of the gross margins and absorption rates used in management’s undiscounted cash flow analyses by comparing those assumptions to actual results. We involved valuation professionals with specialized skills or knowledge who assisted in:

o	assessing the reasonableness of the sales absorption rate used in the company’s cash flow projections by comparing to available market data

o	assessing the reasonableness of the discount rate used in management’s fair value calculation by comparing to available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Irvine, California

February 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The New Home Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The New Home Company Inc. (the Company), as of December 31, 2019, the related consolidated income statements, statements of equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2010 to 2020.

Irvine, California

February 13, 2020

THE NEW HOME COMPANY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands, except par value amounts)
Assets
Cash and cash equivalents	$107,279	$79,314
Restricted cash	180	117
Contracts and accounts receivable	4,924	15,982
Due from affiliates	102	238
Real estate inventories	314,957	433,938
Investment in and advances to unconsolidated joint ventures	2,107	30,217
Deferred tax asset, net	15,447	17,503
Other assets	50,703	25,880
Total assets	$495,699	$603,189

Liabilities and equity
Accounts payable	$17,182	$25,044
Accrued expenses and other liabilities	36,210	40,554
Senior notes, net	244,865	304,832
Total liabilities	298,257	370,430
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,122,345 and 20,096,969, shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	181	201
Additional paid-in capital	191,496	193,862
Retained earnings	5,765	38,584
Total stockholders' equity	197,442	232,647
Non-controlling interest in subsidiary	—	112
Total equity	197,442	232,759
Total liabilities and equity	$495,699	$603,189

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Revenues:
Home sales	$426,251	$532,352	$504,029
Land sales	157	41,664	—
Fee building, including management fees	81,003	95,333	163,537
	507,411	669,349	667,566
Cost of Sales:
Home sales	367,026	469,557	436,530
Home sales impairments	19,000	8,300	10,000
Land sales	157	43,169	—
Land sales impairment	—	1,900	—
Fee building	79,583	93,281	159,136
	465,766	616,207	605,666
Gross Margin:
Home sales	40,225	54,495	57,499
Land sales	—	(3,405)	—
Fee building	1,420	2,052	4,401
	41,645	53,142	61,900

Selling and marketing expenses	(30,777)	(36,357)	(36,065)
General and administrative expenses	(26,699)	(25,723)	(25,966)
Equity in net loss of unconsolidated joint ventures	(18,791)	(3,503)	(19,653)
Interest expense	(3,655)	—	—
Project abandonment costs	(14,098)	(94)	(206)
Gain (loss) on early extinguishment of debt	(7,254)	1,164	—
Other income (expense), net	173	(445)	(315)
Pretax loss	(59,456)	(11,816)	(20,305)
Benefit for income taxes	26,587	3,815	6,075
Net loss	(32,869)	(8,001)	(14,230)
Net (income) loss attributable to non-controlling interest	50	(36)	14
Net loss attributable to The New Home Company Inc.	$(32,819)	$(8,037)	$(14,216)

Loss per share attributable to The New Home Company Inc.:
Basic	$(1.76)	$(0.40)	$(0.69)
Diluted	$(1.76)	$(0.40)	$(0.69)

Weighted average shares outstanding:
Basic	18,680,993	20,063,148	20,703,967
Diluted	18,680,993	20,063,148	20,703,967

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
	(Dollars in thousands)
Balance at December 31, 2017	20,876,837	$209	$199,474	$64,307	$263,990	$90	$264,080
Adoption of ASC 606 and ASU 2018-07 (see Note 1)	—	—	(18)	(3,347)	(3,365)	—	(3,365)
Net loss	—	—	—	(14,216)	(14,216)	(14)	(14,230)
Stock-based compensation expense	—	—	3,090	—	3,090	—	3,090
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(86,692)	—	(982)	—	(982)	—	(982)
Shares issued through stock plans	271,875	2	(2)	—	—	—	—
Repurchase of common stock	(1,003,116)	(10)	(8,430)	(123)	(8,563)	—	(8,563)
Balance at December 31, 2018	20,058,904	$201	$193,132	$46,621	$239,954	$76	$240,030
Net income (loss)	—	—	—	(8,037)	(8,037)	36	(8,001)
Stock-based compensation expense	—	—	2,260	—	2,260	—	2,260
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(85,420)	—	(488)	—	(488)	—	(488)
Shares issued through stock plans	277,401	2	(2)	—	—	—	—
Repurchase of common stock	(153,916)	(2)	(1,040)	—	(1,042)	—	(1,042)
Balance at December 31, 2019	20,096,969	$201	$193,862	$38,584	$232,647	$112	$232,759
Net loss	—	—	—	(32,819)	(32,819)	(50)	(32,869)
Stock-based compensation expense	—	—	2,197	—	2,197	—	2,197
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(58,644)	—	(304)	—	(304)	—	(304)
Shares issued through stock plans	244,812	2	(2)	—	—	—	—
Repurchase of common stock	(2,160,792)	(22)	(4,257)	—	(4,279)	—	(4,279)
Non-controlling interest distribution	—	—	—	—	—	(62)	(62)
Balance at December 31, 2020	18,122,345	$181	$191,496	$5,765	$197,442	$—	$197,442

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Operating activities:
Net loss	$(32,869)	$(8,001)	$(14,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	2,056	(3,566)	(7,620)
Amortization of stock-based compensation	2,197	2,260	3,090
Distributions of earnings from unconsolidated joint ventures	110	374	715
Inventory impairments	19,000	10,200	10,000
Project abandonment costs	14,098	94	206
Equity in net loss of unconsolidated joint ventures	18,791	3,503	19,653
Deferred profit from unconsolidated joint ventures	—	—	136
Depreciation and amortization	6,721	8,957	6,631
(Gain) loss on early extinguishment of debt	7,254	(1,164)	—
Net changes in operating assets and liabilities:
Contracts and accounts receivable	11,058	2,283	4,959
Due from affiliates	136	930	(242)
Real estate inventories	85,200	123,239	(157,705)
Other assets	(35,357)	(2,326)	(11,642)
Accounts payable	(7,862)	(14,347)	15,669
Accrued expenses and other liabilities	2,549	(1,178)	(9,305)
Net cash provided by (used in) operating activities	93,082	121,258	(139,685)
Investing activities:
Purchases of property and equipment	(291)	(41)	(246)
Contributions and advances to unconsolidated joint ventures	(4,995)	(8,826)	(15,066)
Distributions of capital and repayment of advances from unconsolidated joint ventures	14,257	9,133	15,436
Interest collected on advances to unconsolidated joint ventures	—	—	178
Net cash provided by investing activities	8,971	266	302
Financing activities:
Borrowings from credit facility	—	50,000	150,000
Repayments of credit facility	—	(117,500)	(82,500)
Proceeds from senior notes	250,000	—	—
Repurchases of senior notes	(312,410)	(15,605)	—
Proceeds from note payable	7,036	—	—
Repayments of note payable	(7,036)	—	—
Payment of debt issuance costs	(6,970)	—	—
Non-controlling interest distribution	(62)	—	—
Repurchases of common stock	(4,279)	(1,042)	(8,563)
Tax withholding paid on behalf of employees for stock awards	(304)	(488)	(982)
Net cash (used in) provided by financing activities	(74,025)	(84,635)	57,955
Net increase (decrease) in cash, cash equivalents and restricted cash	28,028	36,889	(81,428)
Cash, cash equivalents and restricted cash – beginning of year	79,431	42,542	123,970
Cash, cash equivalents and restricted cash – end of year	$107,459	$79,431	$42,542

See accompanying notes to the consolidated financial statements.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

1.    Organization and Summary of Significant Accounting Policies

Organization

The New Home Company Inc. (the "Company"), a Delaware corporation, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling homes in California and Arizona.

Based on our public float of $46.0 million at June 30, 2020, we are a smaller reporting company and are subject to reduced disclosure obligations in our periodic reports and proxy statements.

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

Reclassifications

No items in the prior year consolidated financial statements have been reclassified.

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

Restricted Cash

Restricted cash of $0.2 million and $0.1 million as of December 31, 2020 and 2019, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying consolidated statements of cash flows.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$107,279	$79,314	$42,273
Restricted cash	180	117	269
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$107,459	$79,431	$42,542

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

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk-adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the years ended December 31, 2020, 2019 and 2018, we recorded inventory impairments of $19.0 million, $10.2 million and $10.0 million, respectively. For additional detail regarding these impairment charges, please see Note 4.  In cases where we decide to abandon a project, we will fully expense all costs capitalized to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  For the years ended December 31, 2020, 2019 and 2018, $14.1 million, $0.1 million, and $0.2 million in project abandonment costs were incurred, respectively.

Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest ("ASC 835"). Interest capitalized as a cost component of real estate inventories is included in cost of home sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction of equity in net loss of unconsolidated joint ventures when the related homes or lots are sold to third parties. In instances where the Company purchases land from an unconsolidated joint venture, the pro rata share of interest capitalized to investment in unconsolidated joint ventures is added to the basis of the land acquired and recognized as a cost of sale upon the delivery of the related homes or land to a third-party buyer. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity investees begin their principal operations.

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

The Company adopted ASC 606 effective January 1, 2018, under the modified retrospective adoption of ASC 606.  The Company recognized the cumulative effect of initially applying the new standard as a $3.4 million, tax-effected decrease to the opening balance of retained earnings as of January 1, 2018.  The adjustment to retained earnings related to a $4.7 million write-down of certain recoverable selling and marketing costs included in other assets that were formerly capitalized under ASC 970, but that no longer qualify for capitalization under the Company's accounting policy reflecting the changes upon the adoption of ASC 606.  As a result of this write-down, the Company's deferred tax asset increased by $1.3 million.

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

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the years ended December 31, 2020, 2019 and 2018, one customer comprised 91%, 95% and 95% of fee building revenue, respectively. The balance of the fee building revenues primarily represented fee billings from a new fee building arrangement and management fees earned from unconsolidated joint ventures and third-party customers. As of  December 31, 2020 and 2019, one customer comprised 35% and 65% of contracts and accounts receivable, respectively, and a separate fee building customer comprised 25% and 0% of contracts and accounts receivable, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created.  At December 31, 2020, the Company had outstanding nonrefundable cash deposits of $8.9 million pertaining to land option contracts and purchase contracts.

As of December 31, 2020 and 2019, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  During 2020, the Company and its partner dissolved the joint venture.

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

As of December 31, 2020, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." For the years ended December 31, 2020, 2019 and 2018, our unconsolidated joint ventures recorded noncash impairment charges of $0, $70.0 million, and $28.8 million, respectively, of which $0, $3.5 million and $18.9 million, respectively, was allocated to the Company. We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820. To the extent we deem any portion of our investment in and advances to unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the years ended December 31, 2020, 2019 and 2018, the Company recorded other-than-temporary, noncash impairment charges of $22.3 million, $0, and  $1.1 million, respectively, related to our investment in and advances to unconsolidated joint ventures.

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

Warranty and Litigation Accruals

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one year. In addition, we provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical claim and expense rates. In addition, the Company has received warranty payments from third-party property owners for certain of its fee building projects that have since closed-out where the Company has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets and adjustments to our warranty accrual are recorded through cost of sales or as an offset to warranty insurance receivables when covered by insurance.

While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish a separate reserve for warranty and for known and incurred but not reported (“IBNR”) construction defect claims based on our historical claim and expense data. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in our consolidated financial statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are presented as warranty insurance receivables and insurance receivables within other assets in our consolidated balance sheets and are recorded based on actual insurance claims and amounts determined using our construction defect claim and warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates.

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2020 and 2019, no allowance was recorded related to contracts and accounts receivable.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Property, Equipment and Capitalized Selling and Marketing Costs

Property, equipment and capitalized selling and marketing costs are recorded at cost and included in other assets in the accompanying consolidated balance sheets. Property and equipment are depreciated to general and administrative expenses using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and are amortized to general and administrative expenses using the straight-line method generally over the shorter of either their estimated useful lives or the term of the lease. Capitalized selling and marketing costs are depreciated using the straight-line method to selling and marketing expenses over the shorter of either 30 months or the actual estimated life of the selling community. For the years ended December 31, 2020, 2019 and 2018, the Company incurred depreciation and amortization expense of $6.7 million, $9.0 million and $6.6 million, respectively.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable. In accordance with ASC 740, the determination of whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets and should be established based on the consideration of all available evidence. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable, and the availability of net operating loss carrybacks under certain circumstances. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible, as well as the ability to carryback net operating losses in the event that this option becomes available. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At December 31, 2020, based on our analysis of all available positive and negative evidence, and other relevant factors, we did not establish a valuation allowance, except for $20,000 related to a capital loss, and at December 31, 2019, no valuation allowance was recorded. Please refer to Note 14 for more information.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At December 31, 2020, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. As of December 31, 2020, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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

During the year ended December 31, 2020, the Company repurchased and retired 2,160,792 shares of its common stock at an aggregate purchase price of $4.3 million.  During the year ended December 31, 2019, the Company repurchased and retired 153,916 shares of its common stock at an aggregate purchase price of $1.0 million.  During the year ended December 31, 2018, the Company repurchased and retired 1,003,116 shares of its common stock at an aggregate purchase price of $8.5 million  All repurchased shares were returned to the status of authorized but unissued.  All purchases were made under a previously announced repurchase program that had a remaining authorization of $9.4 million at December 31, 2020.

Tax Benefit Preservation Plan

On May 8, 2020, the Company entered into a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the “Tax Benefits”). The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.95%. The Tax Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting the use of our Tax Benefits. In connection with its adoption of the Tax Plan, the Board declared a dividend of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of Common Stock, par value $0.01 (“Common Stock”) of the Company outstanding at the close of business on May 20, 2020.  As long as the Rights are attached to the Common Stock, the Company will issue one Right (subject to adjustment) with each new share of the Common Stock so that all such shares will have attached Rights.  Each Right has an exercise price of $11.50. Each Right, which is only exercisable if a person or group of affiliated or associated persons acquires beneficial ownership of 4.95% or more of the Common Stock, subject to certain limited exceptions (the “Acquiring Person”), when exercised will entitle the registered holder other than the Acquiring Person the right to acquire 1/1000th of a share of our Series A Junior Participating Preferred Stock.  In addition, in certain circumstances, each registered holder will have the right to receive upon exercise, that number of shares of Common Stock having a market value of two times the $11.50 exercise price of the Right, or, at the election of the Board, to exchange each right for one share of Common Stock, in each case, subject to adjustment. Unless redeemed or exchanged earlier by the Company or terminated, the rights will expire upon the earliest to occur of (i) the close of business on May 7, 2021, (ii) the close of business on the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) if the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Benefits or (iii) the time at which the Board determines that the Tax Benefits are fully utilized or no longer available under Section 382 of the Code or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the Tax Benefits, or materially impair the amount of the Tax Benefits that could be used by the Company in any particular time period, for applicable tax purposes.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Dividends

No dividends were paid on our common stock during the years ended December 31, 2020, 2019 and 2018. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee m ay elect to make before-tax or Roth contributions up to the current tax limits. The Company matches 50% of the employee's contribution on the first 8% of compensation up to a maximum match of $11,400, on a discretionary basis. Our contributions to the plan for the years ended December 31, 2020, 2019 and 2018 were $1.0 million, $1.0 million, and $1.0 million, respectively.

Recently Issued Accounting Standards

In  June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in  April 2019, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) in  May 2019, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2019, and ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) in February 2020 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning  January 1, 2020, and requires full retrospective application upon adoption.  During November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) Effective Dates that provides for additional implementation time for smaller reporting companies with the standard being effective for smaller reporting companies for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted.  As a smaller reporting company, we did not adopt the requirements of ASU 2016-13 for the year beginning January 1, 2020, however we do not anticipate a material impact to our consolidated financial statements as a result of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify certain disclosure requirements of fair value measurements.  The Company adopted ASU 2018-13 effective January 1, 2020 and experienced no impact to the consolidated financial statements as a result of adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)- Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.  We did not early-adopt ASU 2019-12 and are currently in the process of evaluating the effects on our financial statements of its adoption.

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

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments for the year ended December 31, 2020 with no impact to our consolidated financial statements and related disclosures.  In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470) - Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 ("ASU 2020-09") to reflect the SEC’s new disclosure rules on guaranteed debt securities.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU 2020-10"). The amendments in ASU 2020-10 contain improvements to the Codification by including disclosure guidance in appropriate disclosure and ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating ASU 2020-10 and expects no material impact to our consolidated financial statements and related disclosures as a result of adoption.

2.    Computation of Loss Per Share

The following table sets forth the components used in the computation of basic and diluted loss per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Numerator:
Net loss attributable to The New Home Company Inc.	$(32,819)	$(8,037)	$(14,216)

Denominator:
Basic weighted-average shares outstanding	18,680,993	20,063,148	20,703,967
Effect of dilutive shares:
Stock options and unvested restricted stock units	—	—	—
Diluted weighted-average shares outstanding	18,680,993	20,063,148	20,703,967

Basic loss per share attributable to The New Home Company Inc.	$(1.76)	$(0.40)	$(0.69)
Diluted loss per share attributable to The New Home Company Inc.	$(1.76)	$(0.40)	$(0.69)

Antidilutive stock options and unvested restricted stock units not included in diluted loss per share	1,886,226	1,320,400	1,311,802

3.    Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$79,583	$93,281
Estimated earnings	1,420	2,052
	81,003	95,333
Less: amounts collected during the period	(77,861)	(84,979)
Contracts receivable	$3,142	$10,354

Contracts receivable:
Billed	$—	$—
Unbilled	3,142	10,354
	3,142	10,354
Accounts receivable:
Escrow receivables	1,782	5,392
Other receivables	—	236
Contracts and accounts receivable	$4,924	$15,982

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of December 31, 2020 and 2019 are expected to be billed and collected within 30 days. Accounts payable at December 31, 2020 and 2019 includes $2.6 million and $9.6 million, respectively, related to costs incurred under the Company’s fee building contracts.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

4.    Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Deposits and pre-acquisition costs	$12,202	$17,865
Land held and land under development	127,807	180,823
Homes completed or under construction	133,567	183,711
Model homes	41,381	51,539
	$314,957	$433,938

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively.

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

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist. For the years ended December 31, 2020, 2019 and 2018, the Company recognized real estate-related impairments of $19.0 million, $10.2 million and $10.0 million, respectively, in cost of sales.  For 2020, these charges resulted in an increase of $17.8 million and $1.2 million to pretax loss for our California and Arizona homebuilding segments, respectively.  For 2019, these charges resulted in an increase of $3.6 million and $6.6 million to pretax loss for our California and Arizona homebuilding segments, respectively.  For 2018, the $10.0 million in impairment charges resulted in an increase of the same amount to pretax loss for our California homebuilding segment.  Fair value for the homebuilding projects impaired during 2020, 2019 and 2018 was calculated under discounted cash flow models using discount rate ranges of 14%-26%, 17%-19%, and 9%-16%, respectively.  Fair value for the land sales project impaired during 2019 was determined using the land purchase price included in the executed sales agreement, including commissions, less the Company's cost to sell.  The following table summarizes inventory impairments recorded during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
Inventory impairments:
Home sales	$19,000	$8,300	$10,000
Land sales	—	1,900	—
Total inventory impairments	$19,000	$10,200	$10,000

Remaining carrying value of inventory impaired at year end	$47,178	$81,622	$57,845
Number of projects impaired during the year	5	3	2
Total number of projects subject to periodic impairment review during the year (1)	31	27	26

(1)

Represents the peak number of real estate projects that we had during each respective year. The number of projects outstanding at the end of each year may be less than the number of projects listed herein.

The $17.8 million in California home sales impairments recorded in 2020 related to four homebuilding communities. Of this total, $6.5 million in charges related to a condominium community in the Sacramento Area, $6.2 million in charges related to a townhome community within Southern California's Inland Empire, $4.5 million in charges related to a townhome community in San Diego, and $0.6 million in charges related to a condominium community in Los Angeles.  The $1.2 million in Arizona home sales impairments related to the Company's luxury condominium project in Scottsdale, Arizona.  Each of these projects experienced slower absorptions which resulted in increased sales incentives and holding costs for these projects for which the aggregate sales prices for remaining units at each community would be lower than their previous carrying values.  In addition, some of these communities experienced higher direct construction costs than originally underwritten and budgeted.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The $8.3 million home sales impairment recorded during 2019 related to two homebuilding communities.  $1.7 million of the impairment charges related to a higher-priced community in the Inland Empire of Southern California and $6.6 million were recorded against the Company's luxury condominium project in Scottsdale, AZ.  In both instances, these communities were experiencing slower monthly sales absorption rates and the Company determined that additional incentives were required to sell the remaining homes and lots at estimated aggregate sales prices that would be lower than its previous carrying value. The $1.9 million land sales impairment recorded in the 2019 third quarter related to land the Company had under contract in Northern California that closed during the year.  The impairment charges represented the loss expected from the sale of the contracted land for less than its carrying value.

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

During the 2020 first quarter, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona. Due to the lower demand levels experienced at this community coupled with the substantial investment required to build out the remainder of the project, the Company decided to abandon the future acquisition, development, construction and sale of future phases of the project that were under option. In accordance with ASC 970-360-40-1, the capitalized costs related to the project are expensed and not allocated to other components of the project that the Company did develop. For the year ended December 31, 2020, the Company recorded an abandonment charge of $14.0 million representing the capitalized costs that have accumulated related to the portion of the project that is being abandoned.  This charge is included within project abandonment costs in the accompanying consolidated statement of operations.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

5.    Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers.  Interest expense is comprised of interest incurred but not capitalized and is reported as interest expense in our consolidated statements of operations.  For the years ended December 31, 2020, 2019 and 2018 interest incurred, capitalized and expensed was as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest incurred	$23,936	$28,819	$28,377
Interest capitalized to inventory	(20,281)	(28,819)	(27,393)
Interest capitalized to investment in unconsolidated joint ventures	—	—	(984)
Interest expensed	$3,655	$—	$—

Capitalized interest in beginning inventory	$26,397	$25,681	$16,453
Interest capitalized as a cost of inventory	20,281	28,819	27,393
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	31	513
Previously capitalized interest included in cost of home and land sales	(23,864)	(28,134)	(18,678)
Previously capitalized interest included in project abandonment costs	(761)	—	—
Capitalized interest in ending inventory	$22,053	$26,397	$25,681

Capitalized interest in beginning investment in unconsolidated joint ventures	$541	$713	$1,472
Interest capitalized to investment in unconsolidated joint ventures	—	—	984
Capitalized interest transferred from investment in unconsolidated joint ventures to inventory upon lot acquisition	—	(31)	(513)
Previously capitalized interest included in equity in net loss of unconsolidated joint ventures	(541)	(141)	(1,230)
Capitalized interest in ending investment in unconsolidated joint ventures	—	541	713
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$22,053	$26,938	$26,394

Capitalized interest as a percentage of inventory	7.0%	6.1%	4.5%
Interest included in cost of home sales as a percentage of home sales revenue	5.6%	4.9%	3.7%

Capitalized interest as a percentage of investment in and advances to unconsolidated joint ventures	—%	1.8%	2.1%

For the year ended December 31, 2020, the Company expensed $0.8 million in interest previously capitalized due to the abandonment of the future phases of one of its existing homebuilding communities. For the year ended December 31, 2019, the Company expensed $0.9 million in interest previously capitalized to inventory with the land impairment recorded during the year. For more information, please refer to Note 4.

For the years ended December 31, 2020, 2019 and 2018, the Company expensed $0.4 million, $0 and $1.1 million, respectively, in interest previously capitalized to investments in unconsolidated joint ventures as the result of other-than-temporary impairments to investments in two separate joint ventures. For more information, please refer to Note 6.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

6.    Investments in and Advances to Unconsolidated Joint Ventures

As of December 31, 2020 and 2019, the Company had ownership interests in nine and ten, respectively, unconsolidated joint ventures with ownership percentages that generally ranged from 10% to 35%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$16,709	$31,484
Restricted cash	611	13,852
Real estate inventories	3,172	241,416
Other assets	1,834	3,843
Total assets	$22,326	$290,595

Accounts payable and accrued liabilities	$13,487	$16,778
Notes payable	—	28,665
Total liabilities	13,487	45,443
The New Home Company's equity (1)	2,107	27,722
Other partners' equity	6,732	217,430
Total equity	8,839	245,152
Total liabilities and equity	$22,326	$290,595
Debt-to-capitalization ratio	—%	10.5%
Debt-to-equity ratio	—%	11.7%

___________________

(1)

Balance represents the Company's interest, as reflected in the financial records of the respective joint ventures.  At December 31, 2019, this balance differs from the investment in and advances to unconsolidated joint ventures balance reflected in the Company's consolidated balance sheets by $2.5 million due to interest capitalized to the Company's investment in joint ventures and certain other differences in outside basis.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Revenues	$137,819	$164,038	$181,623
Cost of sales and expenses	161,772	230,953	209,527
Net loss of unconsolidated joint ventures	$(23,953)	$(66,915)	$(27,904)
Equity in net loss of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations	$(18,791)	$(3,503)	$(19,653)

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Included in cost of sales and expenses for our unconsolidated joint ventures for the years ended December 31, 2020, 2019 and 2018, was $0, $70.0 million and $28.8 million in real estate impairment charges, respectively. The Company's allocated share of these charges was $0, $3.5 million and $18.9 million for 2020, 2019 and 2018, respectively.  The 2019 impairment related to the assets of a land development joint venture in Southern California while the 2018 impairment related to the assets of a land development joint venture in Northern California. Fair values for the land development projects impaired during 2019 and 2018 were calculated under discounted cash flow models. The table below summarizes inventory impairments recorded by our unconsolidated joint ventures during the years ended  December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$—	$—	$—
Land development joint ventures	—	70,000	28,776
Total joint venture impairments	$—	$70,000	$28,776
Number of projects impaired during the year	—	1	1
Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the year	10	10	10

The Company reviews its investments in and advances to unconsolidated joint ventures for other-than-temporary declines in value.  To the extent we deem any declines in value of our investment in and advances to unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly.  For the years ended December 31, 2020, 2019 and 2018, the Company recorded other-than-temporary, noncash impairment charges of $22.3 million, $0, and $1.1 million, respectively.  Joint venture impairment charges are included in equity in net loss of unconsolidated joint ventures in the accompanying consolidated statements of operations.

During the 2020 second quarter, the Company made the determination to exit from its TNHC Russell Ranch LLC ("Russell Ranch") venture due to low expected financial returns relative to the required future capital contributions and related risks, including the potential impact of COVID-19 on the economy, as well as the Company's opportunity to pursue federal tax loss carryback refund opportunities from the passage of the Coronavirus Relief and Economic Security Act ("CARES Act"). As a result, the Company determined that its investment in the joint venture was not recoverable and recorded a $20.0 million other-than-temporary impairment charge to write off its investment in Russell Ranch and record a liability for its estimated costs to complete the Phase 1 backbone infrastructure costs.  The Company believes that exiting the venture preserves capital, reduces its investment concentration within one geographical location, and allows it to pursue federal tax loss carryback refunds.  The joint venture completed a sale of substantially all of its underlying assets to a third-party during the 2020 fourth quarter that resulted in a the Company recording income of $4.5 million to equity in income (loss) of unconsolidated joint ventures, partially offsetting the other-than-temporary impairment recorded during the 2020 second quarter.  The remaining 2020 other-than-temporary impairment charge of $2.3 million occurred in the 2020 first quarter and related to our investment in the Arantine Hills Holdings LP ("Bedford") joint venture.  The Company agreed to sell its interest in this joint venture to our partner for less than our current carrying value. This transaction closed during the 2020 third quarter.  Pursuant to our agreement to sell our interest, the purchase price was $5.1 million for the sale of our partnership interest and we have an option to purchase at market up to 30% of the lots from the masterplan community.  The $1.1 million other-than-temporary charge recorded during 2018 related to the Company's investment Russell Ranch.  Joint venture impairment charges are included in equity in net loss of unconsolidated joint ventures in the accompanying consolidated statements of operations.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% or more of the Company's consolidated net income (loss). For the years ended December 31, 2020 and 2018, the loss allocation from one of the Company's unconsolidated joint ventures in Northern California accounted for under the equity method exceeded 20% of the Company's consolidated net loss. For the year ended  December 31, 2019, the loss allocation from one of the Company's unconsolidated joint ventures in Southern California accounted for under the equity method exceeded 20% of the Company's consolidated net loss.  The table below presents select combined financial information for both of these unconsolidated joint ventures for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Revenues	$55,517	$33,144	$38,789
Cost of sales:
Land sales	74,279	31,103	36,676
Inventory impairments	—	70,000	28,776
Gross margin	(18,762)	(67,959)	(26,663)
Expenses	(2,742)	(2,879)	(3,289)
Net loss	$(21,504)	$(70,838)	$(29,952)
Equity in net loss of unconsolidated joint ventures reflected in the accompanying consolidated statements of operations (1)	$(17,744)	$(3,656)	$(20,283)

(1)

Balance represents equity in net loss of unconsolidated joint ventures included in the statements of operations related to the Company's investment in these two unconsolidated joint ventures. The balance may differ from the amount of profit or loss allocated to the Company as reflected in each joint venture's financial records primarily due to basis differences such as other-than-temporary impairment charges, interest capitalized to the Company's investment in joint ventures, and/or profit deferral from lot sales from the joint ventures to the Company.

In the above table, the Company's equity in net losses from these two unconsolidated joint ventures for the years ended December 31, 2020, 2019 and 2018 include $22.3 million, $0, and $1.1 million, of other-than-temporary impairment charges, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company earned $0.9 million, $1.9 million, and $3.4 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

7.    Other Assets

Other assets consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)

Capitalized selling and marketing costs, net(1)	$5,895	$7,148
Prepaid income taxes(2)	27,866	1,032
Insurance receivable(3)	4,816	10,900
Warranty insurance receivable(4)	2,480	1,852
Prepaid expenses	6,331	2,729
Right-of-use lease assets	2,997	1,988
Other	318	231
	$50,703	$25,880

(1)

Capitalized selling and marketing costs includes costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model furnishings, and also includes model landscaping costs, which were $2.2 million and $2.6 million as of December 31, 2020 and 2019, respectively.  The Company depreciated $6.5 million and $8.7 million, of capitalized selling and marketing costs to selling and marketing expenses during the years ended December 31, 2020 and 2019, respectively.

(2)	The amount at December 31, 2020 includes approximately $27.4 million of expected federal income tax refunds due to the recent enactment of the CARES Act signed into law on March 27, 2020 which allows net operating losses generated from 2018 – 2020 to be carried back five years.
(3)

The Company recorded insurance receivables of $10.9 million in connection with $10.9 million of litigation reserves recorded as of December 31, 2019.  During 2020, $4.7 million was paid by our insurance carrier directly to claimants related to two claims, and the Company reduced its insurance receivable estimate by $0.2 million for one claim and adjusted the incurred but not reported ("IBNR") litigation reserve by $1.2 million, resulting in an insurance receivable balance of $4.8 million at December 31, 2020 with a corresponding decrease recorded within litigation reserves and $0.2 million charged to cost of sales.  For more information, please refer to Note 8.

(4)	The Company adjusted its warranty insurance receivable upward by $1.2 million during 2020 to true-up the receivable to its estimate of qualifying reimbursable expenditures which resulted in pretax income of $0.3 million for the year ended December 31, 2020. The Company adjusted its warranty insurance receivable upward by $1.4 million during 2019 to true-up the receivable to its estimate of qualifying reimbursable expenditures which resulted in pretax income of the same amount for the year ended December 31, 2019.

8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Warranty accrual(1)	$7,276	$7,223
Litigation reserves(2)	5,641	10,900
Accrued interest	3,172	5,796
Accrued compensation and benefits	7,106	5,350
Completion reserve	5,683	3,167
Customer deposits	2,898	3,574
Lease liabilities	3,180	2,243
Other accrued expenses	1,254	2,301
	$36,210	$40,554

(1)	Included in the amount at December 31, 2020 and 2019 is approximately $2.5 million and $1.9 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.
(2)	During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the litigation reserves as of December 31, 2019. During the year ended December 31, 2020, $4.7 million was paid by our insurance carrier directly to claimants related to two claims, and the Company decreased its litigation reserve estimate by $0.2 million for one claim and decreased the IBNR litigation reserve by a net $0.4 million ($1.0 million corresponding decrease in insurance receivables, and a $0.6 million increase in cost of sales) resulting in a litigation reserve balance of $5.6 million at December 31, 2020.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related warranty and construction defect claims. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish and track separately our warranty accrual and litigation reserves for both known and IBNR construction defect claims. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in the accompanying consolidated balance sheets without consideration of insurance recoveries. Expected recoveries from insurance carriers are tracked separately between warranty insurance receivables and insurance receivables related to litigated claims and are presented within other assets in the accompanying balance sheets. Our warranty accrual and related estimated insurance recoveries are based on historical warranty claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Our litigation reserves for both known and IBNR future construction defect claims based on historical claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our construction defect claim accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated.

Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$7,195	$6,681	$6,634
Warranty provision for homebuilding projects	1,789	2,363	2,330
Warranty payments for homebuilding projects	(2,576)	(2,341)	(2,006)
Adjustment to warranty accrual(1)	861	492	(277)
Ending warranty accrual for homebuilding projects	7,269	7,195	6,681

Beginning warranty accrual for fee building projects	28	217	225
Warranty provision for fee building projects	—	9	—
Warranty efforts for fee building projects	—	(67)	(70)
Adjustment to warranty accrual for fee building projects(2)	(21)	(131)	62
Ending warranty accrual for fee building projects	7	28	217
Total ending warranty accrual	$7,276	$7,223	$6,898

(1)

During 2020 the Company recorded an adjustment of $0.9 million to increase its warranty accrual for homebuilding projects based on the expected warranty experience rates which resulted in a corresponding increase of $1.2 million to warranty insurance recoveries included in other assets in the accompany consolidated balance sheets and a $0.3 million credit to cost of sales in the accompanying consolidated statement of operations.  During 2019, the Company recorded a warranty accrual adjustment of $0.5 million due to higher expected warranty expenditures which resulted in an increase of the same amount to cost of home sales in the accompanying consolidated statement of operations.   During 2018, the estimated amount to be covered by our insurance policies was reduced by $0.3 million.  Netted against the amount recorded in 2018 is a warranty accrual adjustment of $43,000 related to higher expected warranty expenditures which resulted in an increase of $43,000 to cost of home sales in the accompanying consolidated statement of operations.

(2)

During 2020, the Company recorded an adjustment of $21,000 to decrease its warranty accrual for fee building projects based on the expected warranty experience rates which resulted in a corresponding decrease to fee building cost of sales in the accompanying consolidated statement of operations.  In 2019, the Company recorded an adjustment of $0.1 million due to a lower experience rate of expected warranty expenditures for fee building projects which resulted in a reduction of the same amount to fee cost of sales in the accompanying consolidated statement of operations.  During 2018, the warranty reserve and corresponding warranty insurance recoveries balances were increased by approximately $32,000, and the warranty reserve accrual was further adjusted by approximately $30,000 related to higher expected warranty expenditures which resulted in an increase to fee cost of sales of the same amount in the accompanying consolidated statement of operations.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

9.    Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
7.25% Senior Notes due 2025, net	$244,865	$—
7.25% Senior Notes due 2022, net	—	304,832
Unsecured revolving credit facility	—	—
Total Indebtedness	$244,865	$304,832

2022 Notes

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes").  The Existing Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes" and, together with the Existing Notes, the "2022 Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%.

The carrying amount of the 2022 Notes listed above at  December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million, each of which were amortized and capitalized to interest costs on a straight-line basis over the respective term of the 2022 Notes which approximated the effective interest method.  During 2020, the Company repurchased and retired approximately $15.7 million in face value of the 2022 Notes for a cash payment of approximately $14.8 million.  The Company recognized a total gain on early extinguishment of debt of $0.8 million and wrote off approximately $0.1 million of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.  During 2019, the Company repurchased and retired approximately $17.0 million in face value of the 2022 Notes for a cash payment of approximately $15.6 million. The Company recognized a total gain on early extinguishment of debt of $1.2 million and wrote off approximately $0.2 million of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.

As discussed below, the 2022 Notes were redeemed in full on November 12, 2020.  As a result of the redemption, the Company recognized an $8.0 million loss included in gain (loss) on early extinguishment of debt in the accompanying consolidated statements of operations.  Included in this loss is $0.8 million of interest paid for the period of time between the issuance of the 2025 Notes on October 28, 2020 and the redemption of 2022 Notes on November 12, 2020.

2025 Notes

On  October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “2025 Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the 2025 Notes, together with cash on hand, were used to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  The carrying amount of the 2025 Notes listed above at December 31, 2020, is net of the unamortized debt issuance costs of $5.1 million which are amortized and capitalized to interest costs using the effective interest method.

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

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The 2025 Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The 2025 Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on incurring or guaranteeing additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, (1) borrowings of up to the greater of (i) $100 million and (ii) 20% of our consolidated tangible assets under existing or future bank credit facilities, (2) non-recourse indebtedness, and (3) indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either the leverage condition or interest coverage condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from  January 1, 2021 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible assets and a general basket of up to the greater of $15 million and 3% of our consolidated tangible assets. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. See Note 18 for information about the guarantees.  The Indenture contains certain other covenants, among other things, the ability of the Company and its restricted subsidiaries to issue certain equity interests, make payments in respect of subordinated indebtedness, make certain investments, sell assets, incur liens, create certain restrictions on the ability of restricted subsidiaries to pay dividends or to transfer assets, enter into transactions with affiliates, create unrestricted subsidiaries, and consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture.

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

In addition, any time prior to  October 15, 2022, the Company  may, at its option on one or more occasions, redeem the 2025 Notes (including any additional notes that  may be issued in the future under the Indenture) in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Notes (including any additional notes that  may be issued in the future under the Indenture) issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 107.25%, plus accrued and unpaid interest, if any, to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings by the Company.

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

Credit Facilities

The Company had an unsecured revolving credit facility with a bank group (the "existing facility") which, as amended on June 26, 2020, provided for a maturity date of  September 30, 2021 and total commitments under the facility of $60 million and an accordion feature allowing up to $150 million of borrowings, subject to certain financial conditions, including the availability of bank commitments.  The existing facility, as amended in June 2020, also provided a $10.0 million sublimit for letters of credit, subject to conditions set forth in the agreement. As of December 31, 2019, the Company had no outstanding letters of credit issued under the existing facility.  Debt issuance costs for the existing unsecured revolving credit facility, which totaled $0.5 million as of December 31, 2019 were included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement. The existing facility was terminated in connection with the Company's execution of the New Credit Agreement discussed below.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

On  October 30, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement” or “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The New Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing  April 30, 2023. The New Credit Agreement also provides that, under certain circumstances, the Company  may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.  Concurrently with entering into the New Credit Agreement, the Company repaid in full and terminated the existing credit facility.  As of December 31, 2020, we had no outstanding borrowings under the Credit Facility.

Amounts outstanding under the New Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio.  As of December 31, 2020, the interest rate under the Credit Facility for the LIBOR-based rate was 4.40%  The covenants of the New Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the New Credit Agreement contains certain financial covenants, including requiring that the Company to maintain (i) a consolidated tangible net worth not less than $150 million plus 50% of the cumulative consolidated net income for each fiscal quarter commencing on or after  June 30, 2020, (ii) a net leverage ratio not greater than 60%, (iii) minimum liquidity of at least $10 million, and (iv) an interest coverage ratio less than 1.75 to 1 or, if this test is not met, to maintain unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. The New Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans and terminate the commitments thereunder.  As of December 31, 2020, the Company was in compliance with all financial covenants.

The Credit Facility also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the New Credit Agreement.  As of December 31, 2020 the Company had no outstanding letters of credit issued under the Credit Facility.  Debt issuance costs for the Credit Facility, which totaled $1.5 million as of December 31, 2020 are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

Notes payable have stated maturities as follows for the years ending December 31 (dollars in thousands):

2021	$—
2022	—
2023	—
2024	—
2025	250,000
$250,000

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

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's 2025 Notes and 2022 Notes.  The 2025 Notes and 2022 Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources.

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2025, net (1)	$244,865	$256,875	$—	$—
7.25% Senior Notes due 2022, net (2)	$—	$—	$304,832	$298,775

(1)

The carrying value for the 2025 Notes, as presented at December 31, 2020, is net of the unamortized unamortized debt issuance costs of $5.1 million.  The unamortized debt issuance costs are not factored into the estimated fair value.

(2)	The carrying value of the 2022 Notes, as presented at December 31, 2019, is net of the unamortized discount of $1.1 million, unamortized premium of $0.9 million, and unamortized debt issuance costs of $3.0 million. The unamortized discount, unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary. For the years ended December 31, 2020, 2019 and 2018, the Company recognized real estate-related impairment adjustments of $19.0 million, $10.2 million and $10.0 million, respectively.  For the year ended December 31, 2020, the impairments related to five homebuilding communities.  For the year ended December 31, 2019, $8.3 million of the impairment charges related to two homebuilding communities and $1.9 million related to land under contract to sell that closed during the 2019 fourth quarter.  For the year ended December 31, 2018, the impairment charges related to two homebuilding communities.  The impairment adjustments were made using Level 3 inputs and assumptions, and the remaining carrying value of the real estate inventories subject to the impairment adjustments was $47.2 million and $81.6 million at December 31, 2020 and 2019, respectively. For more information on real estate impairments, please refer to Note 4.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized other-than-temporary impairments to its investment in unconsolidated joint ventures of $22.3 million, $0 and $1.1 million, respectively. During 2020, impairment charges of $20.0 million were recorded in the second quarter related to the Company's intent to exit from its interest in its Russell Ranch joint venture whereby the investment balance was written off, and in the 2020 first quarter, the Company recorded an impairment charge of $2.3 million related to the Company's agreement to sell its interest in the Bedford joint venture to its partner for less than its current carrying value. The Bedford transaction closed during the 2020 third quarter and the Russell Ranch joint venture liquidated substantially all of its underlying assets in the 2020 fourth quarter.  The 2020 impairment adjustments were made using Level 2 and Level 3 inputs and assumptions.  The 2018 impairment also related to Russell Ranch and was made using Level 3 inputs and assumptions. For more information on the investment in unconsolidated joint ventures impairments, please refer to Note 6.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

11.    Commitments and Contingencies

From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. During 2019, we recorded litigation reserves totaling $5.9 million related to ordinary course litigation which developed and became probable and estimable within the 2019 fourth quarter. Further, as a result of the development of the construction defect related claims within the litigation reserve and their impact to the Company’s litigation reserve estimates for IBNR future construction defect claims, we recorded an additional $5.0 million of IBNR construction defect claim reserves resulting in aggregate litigation reserves totaling $10.9 million as of December 31, 2019. Because the self-insured retention deductibles had been met for each claim covered by the $5.9 million reserve, and the self-insured retention deductibles are expected to be met for the $5.0 million IBNR construction defect claim reserves, the Company recorded estimated insurance receivables of $10.9 million offsetting the related litigation reserves as of December 31, 2019.  During 2020, $4.7 million was paid by our insurance carrier directly to claimants related to two claims, and the Company reduced its litigation reserve estimate by $0.2 million for one claim and reduced its IBNR litigation reserve by a net $0.4 million, resulting in a litigation reserve balance of $5.6 million at December 31, 2020.  The net $0.4 million adjustment was comprised of a decrease in $1.0 million to the reserve, partially offset by $0.6 million in expense recorded related to additional self-insured retention deductibles for certain projects.  The litigation insurance receivable decreased during 2020 due to $4.7 million paid by our insurance carrier directly to claimants related to two claims, and the Company reduced its insurance receivable estimate by $0.2 million for one claim and adjusted its IBNR litigation reserve by $1.2 million, resulting in an insurance receivable balance of $4.8 million at December 31, 2020. Due to the inherent uncertainty and judgement used in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated. Please refer to Note 1, Note 7 and Note 8 for more information on litigation reserves for construction defect claims and related insurance recoveries. In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss.

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

The Company has provided credit enhancements in connection with certain joint venture borrowings in the form of loan-to-value ("LTV") maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios.  For unconsolidated joint ventures where the Company provided LTV enhancements, the Company has also entered into agreements with some of its unconsolidated joint venture partners whereby the Company and its partners are apportioned liability under the LTV maintenance agreements according to their respective capital interest. In addition, these agreements provide the Company, to the extent its partner has an unpaid liability under such LTV credit enhancements, the right to receive distributions from the unconsolidated joint venture that would otherwise be made to the partner. However, there is no guarantee that such distributions will be made or will be sufficient to cover the Company's liability under such LTV maintenance agreements. The loans underlying the LTV maintenance agreements include acquisition and development loans, construction revolvers and model home loans, and the agreements remain in force until the loans are satisfied. Due to the nature of the loans, the outstanding balance at any given time is subject to a number of factors including the status of site improvements, the mix of horizontal and vertical development underway, the timing of phase build outs, and the period necessary to complete the escrow process for homebuyers. As of December 31, 2020 and 2019, $0 and $28.6 million, respectively, was outstanding under loans that are credit enhanced by the Company through LTV maintenance agreements. Under the terms of the joint venture agreements, the Company's proportionate share of LTV maintenance agreement liabilities was $0 and $5.8 million, respectively, as of December 31, 2020 and 2019.

In addition, the Company has provided completion agreements regarding specific performance for certain joint venture projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement. If there are not adequate funds available under the specific project loans, the Company would then be subject to financial liability under such completion agreements. Typically, under such terms of the joint venture agreements, the Company has the right to apportion the respective share of any costs funded under such completion agreements to its partners. However, there is no guarantee that we will be able to recover against our partners for such amounts owed to us under the terms of such joint venture agreements. In connection with joint venture borrowings, the Company also selectively provides (a) an environmental indemnity to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (b) indemnification of the lender from "bad boy acts" of the unconsolidated entity such as fraud, misrepresentation, misapplication or non-payment of rents, profits, insurance, and condemnation proceeds, waste and mechanic liens, and bankruptcy.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2020 and 2019, the Company had outstanding surety bonds totaling $44.0 million and $47.6 million, respectively. The estimated remaining costs to complete of such improvements as of December 31, 2020 and 2019 were $16.3 million and $29.1 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners' associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842, Leases. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use lease assets and lease liabilities are recorded within our consolidated balance sheets. The depreciable lives of right-of-use lease assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use lease assets and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and totaled $3.0 million and $2.0 million at December 31, 2020 and 2019, respectively.  Lease liabilities are recorded in accrued expenses and other liabilities and totaled $3.2 million and $2.2 million at December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019 lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Year Ended December 31,
	2020	2019
Lease cost:
Lease costs included in general and administrative expenses	$1,234	$1,226
Lease costs included in real estate inventories	344	503
Lease costs included in selling and marketing expenses	188	202
Net lease cost	$1,766	$1,931

Other Information:
Lease cash flows (included in operating cash flows)(1)	$1,889	$2,056

(1)

Amount does not include the cost of short-term leases with terms of less than one year which totaled approximately $0.2 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

Future lease payments under our operating leases are as follows (dollars in thousands):

2021	$1,031
2022	703
2023	631
2024	588
2025	478
Thereafter	—
Total lease payments (1)	$3,431
Less: Interest (2)	251
Present value of lease liabilities (3)	$3,180

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date.  There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2020 and 2019.

(3)

The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 4.2 years and 3.7%, respectively, at December 31, 2020 and 1.9 years and 4.4%, respectively, at December 31, 2019.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

We lease our corporate headquarters in Irvine, California. The lease on this facility consists of approximately 13,000 square feet and expires in December 2025. In addition, we lease divisional offices in Southern California, Northern California and Arizona totaling approximately 19,500 square feet (of which approximately 7,700 square feet is sublet) expiring at various times through 2025. As of December 31, 2020, the future lease payments under non-cancelable operating leases, primarily associated with our office facilities, are as follows (dollars in thousands):

2021	$782
2022	534
2023	556
2024	578
2025	479
Thereafter	—
$2,929

For the years ended December 31, 2020, 2019 and 2018, rent expense was $1.2 million, $1.2 million and $1.1 million, respectively.

12.    Related Party Transactions

During the years ended December 31, 2020, 2019 and 2018, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $2.9 million, $5.5 million, and $6.4 million, respectively. As of December 31, 2020 and 2019, $0.1 million and $0.2 million, respectively, are included in due from affiliates in the accompanying consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the years ended December 31, 2020, 2019 and 2018, the Company earned $0.9 million, $1.9 million, and $3.4 million, respectively, in management fees, which have been recorded as fee building revenue in the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, $36,000 and $0, respectively, of management fees are included in due from affiliates in the accompanying consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and Russell Ranch.  The Company's investment in these two joint ventures was $0.1 million and $13.7 million at  December 31, 2020 and 2019, respectively.

During the 2017 third quarter, the Company amended the Russell Ranch joint venture agreement pursuant to which it, among other things, agreed to acquire lots in Phase 1 of the project which were taken down in  July 2018 for a purchase price of $34.0 million (the "Phase 1 Purchase"). During the 2019 second quarter, each party had reached its maximum capital contribution and the Company entered into a second amendment pursuant to which the parties agreed to fund additional required capital in the aggregate amount of approximately $26 million for certain remaining backbone improvements for the Project (the “Phase 1 Backbone Improvements”) 50% by IHP and 50% by the Company (“Amendment Additional Capital”). Such Amendment Additional Capital was to be returned to IHP and the Company ahead of any other contributed capital; provided that none of the Amendment Additional Capital accrued a preferred return that base capital contributions were generally afforded under the joint venture agreement. As discussed in Note 6, in connection with its 2020 second quarter decision to exit the Russell Ranch joint venture due to the low expected financial returns relative to future capital requirements and related risks, the Company determined the value of its investment in Russell Ranch declined beyond its current carrying value and recorded a $20.0 million other-than-temporary impairment charge to write off its investment balance and record its estimated remaining costs to complete.  The joint venture completed the sale of Phases 2 and 3, its remaining developable lots, to a third-party purchaser during the 2020 fourth quarter that resulted in the Company recording income of $4.5 million to equity in income (loss) of unconsolidated joint ventures, partially offsetting the other-than-temporary impairment recorded during the 2020 second quarter.  The members agreed upon and distributed proceeds from the sale to the members less a reserve amount which is maintained by the joint venture to address close out matters, such as warranty, contingent liabilities, remaining Phase 1 infrastructure improvements, and common amenity operations until turnover to homeowners’ association. Due to the joint venture's close out status, the members confirmed that no further preferred return would accrue or be payable and future distributions would be made 50% to IHP and 50% to TNHC.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

TL Fab LP, an affiliate of one of the Company's non-employee directors, was engaged by the Company and some of its unconsolidated joint ventures as a trade contractor to provide metal fabrication services. For the years ended  December 31, 2020, 2019 and 2018, the Company incurred $13,000, $0.2 million, and $0.3 million, respectively, for these services. For the same periods, the Company's unconsolidated joint ventures incurred $0, $0, and $0.4 million, respectively, for these services. Of these costs, $0 was due to TL Fab LP from the Company at  December 31, 2020 and 2019, and $0 was due to TL Fab LP from the Company's unconsolidated joint ventures at  December 31, 2020 and 2019.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property Plant and Equipment - Real Estate Sales, the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots. In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing.  In the instance where the Company no longer has an interest in the unconsolidated joint venture, the deferred gain related to lots purchased from the joint venture is recognized upon the Company's exit of the venture.  At December 31, 2020, $0.1 million of deferred gain from lot transactions with the TNHC-HW Cannery LLC (the "Cannery") unconsolidated joint venture remained unrecognized and included as a reduction to land basis in the accompanying consolidated balance sheets.  At December 31, 2019, $0.2 million of deferred gain from lot transactions with the Cannery and Bedford unconsolidated joint ventures remained unrecognized and included as a reduction to land basis in the accompanying consolidated balance sheets.

The Company’s land purchase agreement with the Cannery provides for reimbursements of certain fee credits.  The Company was reimbursed $15,000, $0.1 million and $0.1 million in fee credits from the Cannery during 2020, 2019 and 2018, respectively. As of  December 31, 2020 and 2019, $0 and $15,000, respectively, in fee credits was due to the Company from the Cannery, which is included in due from affiliates in the accompanying consolidated balance sheets.

On  June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective  June 26, 2015 ("Transition Date"). As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through  June 26, 2019 when his contract was amended to extend its term one year and reduce his scope of services and compensation to $1,000 per month.  Mr. Davis' contract was amended on June 26, 2020 to extend the term one year with monthly compensation remaining $1,000 per month.  At  December 31, 2020 and 2019, no fees were due to Mr. Davis for his consulting services. Additionally, the Company entered into a construction agreement effective  September 7, 2017, with The Joseph and Terri Davis Family Trust Dated  August 25, 1999 ("Davis Family Trust") of which Joseph Davis is a trustee. The agreement was a fee building contract pursuant to which the Company acted in the capacity of a general contractor to build a single family detached home on land owned by the Davis Family Trust.  Construction of the home was completed during the 2019 first quarter.  For its services, the Company received a contractor's fee and the Davis Family Trust reimbursed the Company's field overhead costs. During the years ended  December 31, 2020, 2019 and 2018, the Company billed the Davis Family Trust $0, $0.5 million and $3.0 million, respectively, including reimbursable construction costs and the Company's contractor's fees which are included in fee building revenues in the accompanying consolidated statements of operations. Contractor's fees comprised $0, $15,000 and $83,000 of the total billings for the years ended   December 31, 2020, 2019 and 2018, respectively. The Company recorded $0, $0.5 million and $2.9 million for the years ended  December 31, 2020, 2019 and 2018, respectively, for the cost of this fee building revenue which is included in fee building cost of sales in the accompanying consolidated statements of operations. At  December 31, 2020 and 2019, the Company was due $0 from the Davis Family Trust for construction draws.

On  February 17, 2017, the Company entered into a consulting agreement that transitioned Wayne Stelmar's role from that of Chief Investment Officer to a non-employee consultant to the Company. While an employee of the Company, Mr. Stelmar served as an employee director of the Company's Board of Directors. The agreement provided that effective upon Mr. Stelmar's termination of employment, he became a non-employee director and received the compensation and was subject to the requirements of a non-employee director pursuant to the Company's policies. For his consulting services, Mr. Stelmar was compensated $0, $48,000 and $90,000 for the years ended  December 31, 2020, 2019 and 2018, respectively.  Additionally, Mr. Stelmar's outstanding restricted stock unit equity award granted in 2016 continued to vest in accordance with its original terms based on his continued provision of consulting services rather than continued employment and fully vested during the 2019 first quarter.  Mr. Stelmar's vested stock options remain outstanding based on Mr. Stelmar's continued service as a Board member.  The consulting contract expired in  August 2019 and was not extended.

On  February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective  March 1, 2019. For his consulting services, Mr. Redwitz was compensated $10,000 per month. The agreement was originally set to expire on  March 1, 2020 and was extended upon mutual consent of the parties on a month to month basis to a reduced consulting fee of $5,000 per month.  At  December 31, 2020, no fees were due to Mr. Redwitz for his consulting services.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

During 2018, the Company had an advance outstanding to an unconsolidated joint venture, Encore McKinley Village LLC. The note bore interest at 10% per annum and was fully repaid during the 2018 second quarter. For the year ended December 31, 2018, the Company earned $0.1 million in interest income on the unsecured promissory note which is included in equity in net loss of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The Company entered into agreements during 2018 and 2017 to purchase land from affiliates of IHP.  Certain land takedowns pursuant to these agreements occurred during 2020, 2019 and 2018. Descriptions of these agreements and relevant takedown activity are described below.

During 2017, the Company entered into an agreement with an IHP affiliate to purchase lots in Northern California in a phased takedown for a gross purchase price of $16.1 million with profit participation and master marketing fees due to the seller as outlined in the contract. As of December 31, 2019, the Company had taken down all of the lots and IHP was no longer affiliated with this development.  The Company took down approximately 34% and 34% of the option lots in the years ended December 31, 2019 and 2018, respectively, and at December 31, 2020, the Company has paid $0.5 million in master marketing fees.  During 2017 the Company also contracted to purchase finished lots in Northern California from an IHP affiliate, which agreement included customary profit participation, and was structured as an optioned takedown. The total purchase price, including the cost for the finished lot development and the option, was expected to be approximately $56.3 million, dependent on the timing of takedowns, as well as our obligation to pay certain fees and costs during the option maintenance period.  The Company took down 26% and 8% of the lots pursuant to this agreement during the years ended December 31, 2019 and 2018, respectively.  During the 2019 second quarter, an unrelated third party entered into agreements to purchase from the IHP affiliate some of the lots under the Company's option.  The Company in turn entered into an arrangement pursuant to which it agreed to purchase such lots on a rolling take down basis from such unrelated third party. The unrelated third party purchased 67% of the lots originally under contract with the IHP affiliate. Following the purchase of the lots by the unrelated third party in 2019, the Company had no remaining lots to purchase from the IHP affiliate. As of December 31, 2020, the Company (i) had no nonrefundable deposits with the IHP affiliate to be applied to the Company's takedown of lots from the unrelated third party and (ii) has paid (A) $0.2 million for fees and costs, (B) $3.0 million in option payments, and (C) $18.0 million for the purchase of lots directly from the IHP affiliate.

During 2018, the Company agreed to purchase finished lots in Northern California from an IHP affiliate for a gross purchase price of $8.0 million with additional profit participation, marketing fees and certain reimbursements due to the seller as outlined in the agreement. The Company took down all the lots pursuant to this contract during 2018 and as of December 31, 2019, IHP was no longer affiliated with this development.  At December 31, 2020, the Company has paid $0.3 million in master marketing fees and reimbursed the land seller $0.2 million in costs related to this contract. Also during 2018, the Company agreed to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms.  The Company began taking down these lots during 2020 whereby it took down approximately 38% of total contracted lots. As of December 31, 2020 and 2019, the Company had an outstanding, nonrefundable deposit of $0.2 million and $0.3 million, respectively, related to this contract.  As of December 31, 2020, the Company has paid $22,000 in master marketing fees, and as of December 31, 2019, IHP was no longer affiliated with this development.

In the first quarter 2018, the Company entered into an option agreement to purchase lots in phased takedowns with its Bedford joint venture.  At the time of the initial agreement in 2018, the Bedford joint venture was affiliated with a former member of the Company's board of directors, and subsequently, during the 2020 third quarter, the Company sold its interest in this partnership to its joint venture partner.  The gross purchase price of the land was $10.0 million with profit participation and master marketing fees due to seller as outlined in the contract. During the 2019 third quarter, the Company entered into an amendment to this agreement to reduce the gross purchase price of the land to $9.3 million.  The Company took down 46% and 54% of the lots underlying this contract during the years ended December 31, 2019 and 2018, respectively.  At December 31, 2019, the Company had taken down all contracted lots and the Company's $1.5 million nonrefundable deposit made as consideration for this option had been fully applied to the purchase price with no deposit remaining.  At  December 31, 2020, the Company has paid $0.2 million in master marketing fees related to this project.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns. The Company made a $1.4 million nonrefundable deposit as consideration for the option, and a portion of the deposit was applied to the purchase price across the phases. The gross purchase price of the land was $10.5 million with profit participation and master marketing fees due to the seller pursuant to the agreement. The Company took down approximately 8% and 92% of the lots underlying this agreement during the years ended December 31, 2020 and 2019, respectively.  At   December 31, 2020, all lots were taken down and the Company had paid $0.3 million in master marketing fees, and at December 31, 2020 and 2019, no deposit remained outstanding.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The Company sold its interest in the Bedford joint venture to its partner during the 2020 third quarter.  Pursuant to the agreement, the purchase price was $5.1 million for the sale of the Company's partnership interest. During the year ended December 31, 2020, the Company recorded a $2.3 million other-than-temporary impairment charge to its investment in the Bedford joint venture reflecting the sale of its joint venture investment for less than its current carrying value.  The sale agreement, among other things, allowed for a continuation of the Company's option to purchase at market up to 30% of the remaining lots from the joint venture.

FMR LLC beneficially owned over 10% of the Company's common stock during 2018, and an affiliate of FMR LLC ("Fidelity") provides investment management and record keeping services to the Company’s 401(k) Plan. For the year ended December 31, 2018, the Company paid Fidelity approximately $14,000 for 401(k) Plan record keeping and investment management services. The participants in the Company's 401(k) Plan paid Fidelity approximately $6,000 during the year ended December 31, 2018 for record keeping and investment management services.  For the years ended December 31, 2020 and 2019, FMR LLC owned less than 10% of the Company's common stock.

The Company has provided credit enhancements in connection with joint venture borrowings in the form of LTV maintenance agreements in order to secure the joint venture's performance under the loans and maintenance of certain LTV ratios. In addition, the Company has provided completion agreements regarding specific performance for certain projects whereby the Company is required to complete the given project with funds provided by the beneficiary of the agreement.  No LTV maintenance agreements remain at December 31, 2020.  For more information regarding these agreements please refer to Note 11.

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

The Company has issued stock options and restricted stock unit awards under the 2014 Incentive Plan and stock options, restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of December 31, 2020, 70,244 shares remain available for grant under the 2014 Incentive Plan and 415,592 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock option awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock options, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

A summary of the Company’s common stock option activity as of and for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	1,068,017	$9.78	821,470	$11.00	826,498	$11.00
Granted	161,479	$5.36	249,283	$5.76	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(8,801)	$11.00	(2,736)	$11.00	(5,028)	$11.00
Outstanding, end of period	1,220,695	$9.18	1,068,017	$9.78	821,470	$11.00
Exercisable, end of period	893,028	$10.51	818,734	$11.00	821,470	$11.00

A summary of the Company’s restricted stock unit activity as of and for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	592,116	$6.36	469,227	$10.75	562,082	$10.72
Granted	358,869	$4.78	448,468	$4.82	179,268	$11.24
Vested	(244,812)	$7.61	(277,401)	$10.50	(271,875)	$11.02
Forfeited	(1,283)	$11.68	(48,178)	$10.91	(248)	$10.05
Outstanding, end of period	704,890	$5.11	592,116	$6.36	469,227	$10.75

A summary of the Company’s performance share unit activity as of and for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Years Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Performance Share Unit Activity
Outstanding, beginning of period	—	$—	125,422	$11.68	—	$—
Granted (at target)	—	$—	—	$—	125,422	$11.68
Vested	—	$—	—	$—	—	$—
Forfeited	—	$—	(125,422)	$11.68	—	$—
Outstanding, end of period (at target)	—	$—	—	$—	125,422	$11.68

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying consolidated statements of operations, was as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Expense related to:
Stock options	$307	$174	$—
Restricted stock units and performance share units	1,890	2,086	3,090
	$2,197	$2,260	$3,090

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company in each year:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	6.0	6.0	—
Expected volatility	41.8%	39.9%	—
Risk-free interest rate	1.4%	2.5%	—
Expected dividends	—	—	—
Weighted-average grant date fair value per share	$2.24	$2.43	—

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards and performance share unit awards are valued based on the closing price of our common stock on the date of grant. The number of performance share units that would vest ranged from 50%-150% of the target amount awarded based on actual cumulative earnings per share and return on equity growth from 2018-2019, subject to initial achievement of minimum thresholds. We evaluated the probability of achieving the performance targets established under each of the outstanding performance share unit awards quarterly during 2018 and 2019 and estimated the number of underlying units that were probable of being issued. Compensation expense for restricted stock unit and performance share unit awards was being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued for performance share unit awards.  Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.  For the years ended December 31, 2020, 2019 and 2018, no expense was recognized for our performance share units.  At December 31, 2019, the performance targets associated with the outstanding performance share unit awards were not met and all outstanding awards were forfeited.

At December 31, 2020, the amount of unearned stock-based compensation currently estimated to be expensed through 2023 is $2.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

14.     Income Taxes

The benefit for income taxes includes the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current provision (benefit) for income taxes:
Federal	$(28,644)	$(203)	$(67)
State	1	(101)	304
	(28,643)	(304)	237
Deferred provision (benefit) for income taxes:
Federal	6,837	(2,933)	(4,208)
State	(4,781)	(578)	(2,104)
	2,056	(3,511)	(6,312)
Benefit for income taxes	$(26,587)	$(3,815)	$(6,075)

The effective tax rate differs from the federal statutory rate of 21% for the years ended December 31, 2020, 2019 and 2018 due to the following items:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Loss before taxes of taxable entities	$(59,456)	$(11,816)	$(20,305)
Benefit for income taxes at federal statutory rate	$12,485	$2,481	$4,264
(Increases) decreases in tax resulting from:
Provisional rate adjustment - tax reform	—	—	148
NOL carryback rate differential	9,574	—	—
State income taxes, net of federal benefit	3,980	781	1,396
Tax credits	1,509	1,238	346
Stock compensation	(276)	(389)	(12)
Non-deductible expenses related to Section 162(m)	(48)	(163)	—
Other	(637)	(133)	(67)
Benefit for income taxes	$26,587	$3,815	$6,075
Effective tax rate	44.7%	32.3%	29.9%

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The Company's effective tax rate for 2020 includes the benefit associated with net operating loss carrybacks to years when the Company was subject to a 35% federal tax rate as permitted by the CARES Act.  The CARES Act was signed into law on March 27, 2020 and allows companies to carry back net operating losses generated in 2018 through 2020 for five years.

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

The components of our deferred tax asset, net are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Net operating loss carryforwards	$5,808	$2,227
Tax credit carryforwards	2,401	1,621
Reserves and accruals	2,870	2,563
Share based compensation	1,441	1,392
Inventory	3,142	3,536
Investments in joint ventures	1,226	7,080
Other	26	27
Depreciation and amortization	(653)	(393)
Right-of-use lease asset	(814)	(550)
Deferred tax asset, net	$15,447	$17,503

At December 31, 2020, the $5.8 million deferred tax asset for net operating losses consisted solely of state net operating loss carryforwards. Our state net operating losses may be carried forward 20 years for both California and Arizona, and will begin to expire in 2039, unless previously utilized. The $2.2 million deferred tax asset at December 31, 2019 included 2019 and 2018 federal net operating losses, which were fully carried back during 2020 pursuant to the five year carry back permitted by the CARES Act.

At December 31, 2020 the Company had federal tax credits of approximately $2.3 million related to tax credits for energy efficient homes sold during 2019 and 2020.  At December 31, 2019, the Company had federal tax credits of approximately $1.6 million related to tax credits for energy efficient homes sold during 2019 and 2018.  The energy credits will begin to expire in 2039, unless previously utilized.

The Company classifies any interest and penalties related to income taxes assessed as part of income tax provision. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods. We are subject to U.S. federal income tax examination for calendar tax years ending 2017 through 2019 and various state income tax examinations for 2016 through 2019 calendar tax years.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$383,536	$472,242	$504,029
California land sales	157	41,664	—
Arizona home sales	42,715	60,110	—
Total homebuilding revenues	426,408	574,016	504,029
Fee building revenues, including management fees	81,003	95,333	163,537
Total revenues	$507,411	$669,349	$667,566

Homebuilding pretax loss:
California	$(35,609)	$(5,724)	$(19,594)
Arizona	(25,267)	(8,144)	(5,112)
Total homebuilding pretax loss	(60,876)	(13,868)	(24,706)
Fee building pretax income, including management fees	1,420	2,052	4,401
Total pretax loss	$(59,456)	$(11,816)	$(20,305)

	December 31,
	2020	2019
	(Dollars in thousands)
Homebuilding assets:
California	$295,340	$416,179
Arizona	70,457	82,234
Total homebuilding assets	365,797	498,413
Fee building assets	3,756	11,193
Corporate unallocated assets	126,146	93,583
Total assets	$495,699	$603,189

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share amounts)
2020
Home sales revenue	$95,659	$77,757	$117,426	$135,409	$426,251
Cost of home sales	84,722	66,216	100,775	115,313	367,026
Home sales impairments	—	19,000	—	—	19,000
Homebuilding gross margin	$10,937	$(7,459)	$16,651	$20,096	$40,225
Land sales revenue	$147	$10	$—	$—	$157
Cost of land sales	147	10	—	—	157
Land sales impairments	—	—	—	—	—
Land sales gross margin	$—	$—	$—	$—	$—
Fee building revenue	$36,227	$21,193	$13,418	$10,165	$81,003
Cost of fee building	35,497	20,985	13,150	9,951	79,583
Fee building gross margin	$730	$208	$268	$214	$1,420
Pretax income (loss)	$(18,413)	$(41,222)	$1,528	$(1,349)	$(59,456)
Net income (loss) attributable to The New Home Company Inc.	$(8,476)	$(24,293)	$1,188	$(1,238)	$(32,819)
Basic earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.42)	$(1.32)	$0.07	$(0.07)	$(1.76)
Diluted earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.42)	$(1.32)	$0.06	$(0.07)	$(1.76)

2019
Home sales revenue	$99,186	$140,464	$118,781	$173,921	$532,352
Cost of home sales	86,569	123,525	105,763	153,700	469,557
Home sales impairments	—	—	1,700	6,600	8,300
Homebuilding gross margin	$12,617	$16,939	$11,318	$13,621	$54,495
Land sales revenue	$—	$—	$24,573	$17,091	$41,664
Cost of land sales	—	—	26,078	17,091	43,169
Land sales impairments	—	—	1,900	—	1,900
Land sales gross margin	$—	$—	$(3,405)	$—	$(3,405)
Fee building revenue	$19,662	$22,285	$22,262	$31,124	$95,333
Cost of fee building	19,268	21,770	21,615	30,628	93,281
Fee building gross margin	$394	$515	$647	$496	$2,052
Pretax income (loss)	$(2,651)	$2,565	$(4,778)	$(6,952)	$(11,816)
Net income (loss) attributable to The New Home Company Inc.	$(1,987)	$1,572	$(4,624)	$(2,998)	$(8,037)
Basic earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.10)	$0.08	$(0.23)	$(0.15)	$(0.40)
Diluted earnings (loss) per share attributable to The New Home Company Inc.(1)	$(0.10)	$0.08	$(0.23)	$(0.15)	$(0.40)

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations.

THE NEW HOME COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

17. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$5,246	$—	$—
Income taxes paid	$—	$270	$7,110

18. Supplemental Guarantor Information

The 2025 Notes and the guarantees are the Company’s and the Guarantor’s senior unsecured obligations. The 2025 Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsecured senior debt, including borrowings under the Company's Credit Facility, and senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated debt. The 2025 Notes and the guarantees will be effectively subordinated to any of the Company’s and the Guarantors’ existing and future secured debt. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's wholly owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The Indenture governing the 2025 Notes provides that the guarantee of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a "Restricted Subsidiary" (as defined in the Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the Indenture; (2) upon the proper designation of such Guarantor as an "Unrestricted Subsidiary" (as defined in the Indenture), in accordance with the Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the Indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company or any other Guarantor so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; or (6) upon the full satisfaction of the Company’s obligations under the Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case  may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture.

The New Home Company Inc. operates as a holding company and all of its homebuilding construction, fee building, development and sales activities are conducted through its subsidiaries.  Since the issuance of the 2022 Notes in 2017, the Company has had only one subsidiary, a consolidated joint venture, that was not a Guarantor.  During the 2020 third quarter, and prior to the issuance of the 2025 Notes, this entity was dissolved.   At December 31, 2020, all of the Company's subsidiaries were 100% owned subsidiaries and Guarantors.  The Company has not provided condensed consolidated financial information of the Guarantors because the parent company, The New Home Company Inc. has no independent assets or operations and the guarantees of its subsidiaries are full unconditional and joint and several and, accordingly, the presentation of such information is not material.  For more information regarding the Company's assets and operations, please see Note 15.

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of The New Home Company Inc. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

3.2	State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 1, 2016)

3.3	Amended and Restated Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3.II of the Company's Current Report on Form 8-K filed on November 1, 2019)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the New Home Company Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 8, 2020).

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

4.3	Amendment No. 1 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 23, 2018)

4.4*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.5	Amendment No. 2 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.6	Tax Benefit Preservation Plan, dated as of May 8, 2020, between The New Home Company Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 8, 2020).

4.7	Indenture, dated as of October 28, 2020, among The New Home Company Inc., the Guarantors and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 28, 2020), including Form of 7.25% Senior Notes due 2025.

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

10.4†

Form of Indemnification Agreement between The New Home Company Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.5†

The New Home Company Inc. 2014 Long-Term Incentive Plan form Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.6†

The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.7†

The New Home Company Inc. 2014 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.8†

The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.9+

Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of May 22, 2013, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.10+

First Amendment to Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of August 4, 2017, between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.11†

The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated  by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 16, 2018)

10.12†

The New Home Company Inc. 2016 Incentive Award Plan form of Performance Share Unit Award Agreement (incorporated  by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 16, 2018)

10.13†

First Amendment to The New Home Company Inc. 2014 Long-Term Incentive Plan dated February 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.14†	The New Home Company Inc. Amended and Restated 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 23, 2018)

10.15†	The New Home Company Inc. 2016 Incentive Award Plan form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.16†	The New Home Company Inc. 2016 Incentive Award Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.17†	Separation and Release Agreement, dated February 14, 2019, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.18†	Consulting Agreement, dated February 14, 2019, by and between The New Home Company Inc. and Thomas Redwitz (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.19†	The New Home Company Inc. Non-Employee Director Compensation Program, amended and restated on April 30, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.20†	Amended and Restated Employment Agreement by and between The New Home Company Inc. and Leonard Miller, dated July 30, 2019 (incorporated by reference to Exhibit 10.1 for the Company's Current Report on Form 8-K filed on July 30, 2019)

10.21†	Amended and Restated Employment Agreement by and between The New Home Company Inc. and H. Lawrence Webb, dated July 30, 2019 (incorporated by reference to Exhibit 10.2 for the Company's Current Report on Form 8-K filed on July 30, 2019)

10.22†	Amended and Restated Employment Agreement by and between The New Home Company Inc. and John Stephens, dated July 30, 2019 (incorporated by reference to Exhibit 10.3 for the Company's Current Report on Form 8-K filed on July 30, 2019)

10.23	Second Amendment to Limited Liability Company Agreement of TNHC Russell Ranch between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.24	Credit Agreement, dated as of October 30, 2020, among The New Home Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 2, 2020).

10.25*	Third Amendment to Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of December 17, 2020 between TNHC Land Company LLC and IHP Capital Partners VI, LLC

16.1	Letter from Ernst & Young LLP, dated March 23, 2020 (incorporated by reference to Exhibit 16.1 for the Company's Current Report on Form 8-K filed on March 23, 2020)

21.1*	List of subsidiaries of The New Home Company Inc.

22*	The New Home Company Inc. List of Subsidiary Guarantors

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm, KPMG LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 11, 2021

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 11, 2021

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report dated February 11, 2021

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report dated February 11, 2021

101*

The following materials from The New Home Company Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Audited Consolidated Financial Statements.

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

Date: February 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leonard S. Miller	President and Chief Executive Officer (Principal Executive Officer)	February 11, 2021
Leonard S. Miller

/s/ John M. Stephens	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2021
John M. Stephens

/s/ H. Lawrence Webb	Executive Chairman of the Board	February 11, 2021
H. Lawrence Webb

/s/ Sam Bakhshandehpour	Director	February 11, 2021
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	February 11, 2021
Michael Berchtold

/s/ Paul Heeschen	Director	February 11, 2021
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	February 11, 2021
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	February 11, 2021
Cathey S. Lowe

/s/ Douglas C. Neff	Director	February 11, 2021
Douglas C. Neff

/s/ Wayne Stelmar	Director	February 11, 2021
Wayne Stelmar