Form 10-K/A
period 2020-12-31
New Home Co Inc.
filed 2021-03-26
CIK 1574596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-36283

The New Home Company Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0560089
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6730 N Scottsdale Rd., Suite 290
Scottsdale, Arizona  85253
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (602)767-1426

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NWHM	New York Stock Exchange
Series A Junior Participating Preferred Share Repurchase Rights	--	New York Stock Exchange
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

There were 18,109,101 shares of the registrant's common stock issued and outstanding as of March 22, 2021.

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of The New Home Company Inc. (the “Company,” “we” or “our”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2021 (the “Original Filing”). We are filing this Amendment solely to disclose an update to the location of the Company’s principal executive offices which are now located at 6730 N Scottsdale Rd., Suite 290, Scottsdale, AZ 85253 (“Principal Executive Offices Move”). The Company is restating Item 1 solely to reflect the Principal Executive Offices Move in Item 1 under the caption “Our Offices and Available Information”.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications (the “Certifications”) from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of SEC Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment consists solely of the preceding cover page, this explanatory note, Item 1, the exhibit index, the Certifications, and the signature page.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the date of the Original Filing of the Form 10-K or modify or update any of the other disclosures contained in the Original Filing including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Original Filing. Capitalized terms used herein, but not defined, shall have the meaning ascribed in the Company’s Original Filing.

Item1.	Business

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

Our Offices and Available Information

Our principal executive offices are located at 6370 N. Scottsdale Rd., Suite 290, Scottsdale, Arizona 85253. Our principal executive offices' telephone number is (602) 767-1426. We also have a corporate office in Irvine, California. Our internet website is www.NWHM.com. Our common stock is listed on the New York Stock Exchange (NYSE: NWHM). We make available through the "Investors" section of our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the SEC. Copies of these reports, and any amendment to them, are available free of charge upon request. We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our Code of Business Conduct and Ethics, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The information contained in, or that can be accessed through our website is not incorporated by reference and is not part of this annual report on Form 10-K.

Exhibit Index

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

4.1
Specimen Common Stock Certificate of The New Home Company Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 10, filed on January 24, 2014))

4.2
Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.3
Amendment No. 1 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 23, 2018)

4.4
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on February 11, 2021)

4.5
Amendment No. 2 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

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

10.25
Third Amendment to Limited Liability Company Agreement of TNHC Russell Ranch LLC, dated as of December 17, 2020 between TNHC Land Company LLC and IHP Capital Partners VI, LLC (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 11, 2021)

16.1	Letter from Ernst & Young LLP, dated March 23, 2020 (incorporated by reference to Exhibit 16.1 for the Company's Current Report on Form 8-K filed on March 23, 2020)

21.1**	List of subsidiaries of The New Home Company Inc.

22**	The New Home Company Inc. List of Subsidiary Guarantors

23.1**	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2**	Consent of Independent Registered Public Accounting Firm, KPMG LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 26, 2021

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 26, 2021

32.1#	Chief Executive Officer Section 906 Certification of Periodic Report dated February 11, 2021

32.2#	Chief Financial Officer Section 906 Certification of Periodic Report dated February 11, 2021

101**
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

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement
+	Confidential treatment was requested with respect to omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission.
*	Filed herewith
**	Previously filed
#	Previously furnished

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The New Home Company Inc.

By:	/s/ Leonard S. Miller
Leonard S. Miller
President and Chief Executive Officer

Date: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leonard S. Miller	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2021
Leonard S. Miller

/s/ John M. Stephens	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2021
John M. Stephens

/s/ H. Lawrence Webb	Executive Chairman of the Board	March 26, 2021
H. Lawrence Webb

/s/ Sam Bakhshandehpour	Director	March 26, 2021
Sam Bakhshandehpour

/s/ Michael Berchtold	Director	March 26, 2021
Michael Berchtold

/s/ Paul Heeschen	Director	March 26, 2021
Paul Heeschen

/s/ Gregory P. Lindstrom	Director	March 26, 2021
Gregory P. Lindstrom

/s/ Cathey S. Lowe	Director	March 26, 2021
Cathey S. Lowe

/s/ Douglas C. Neff	Director	March 26, 2021
Douglas C. Neff

/s/ Wayne Stelmar	Director	March 26, 2021
Wayne Stelmar