Form 10-Q
period 2021-03-31
New Home Co Inc.
filed 2021-04-30
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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

Registrant’s telephone number, including area code (602) 767-1426

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

Registrant’s shares of common stock outstanding as of April 28 , 2021: 18,043,699

THE NEW HOME COMPANY INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$114,815	$107,279
Restricted cash	230	180
Contracts and accounts receivable	5,130	4,924
Due from affiliates	53	102
Real estate inventories	351,589	314,957
Investment in unconsolidated joint ventures	903	2,107
Deferred tax asset, net	15,057	15,447
Other assets	51,955	50,703
Total assets	$539,732	$495,699

Liabilities and equity
Accounts payable	$16,970	$17,182
Accrued expenses and other liabilities	44,904	36,210
Senior notes, net	280,291	244,865
Total liabilities	342,165	298,257
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,080,002 and 18,122,345, shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	181	181
Additional paid-in capital	191,068	191,496
Retained earnings	6,318	5,765
Total stockholders' equity	197,567	197,442
Total liabilities and stockholders' equity	$539,732	$495,699

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Home sales	$93,855	$95,659
Land sales	—	147
Fee building, including management fees	5,301	36,227
	99,156	132,033
Cost of Sales:
Home sales	77,848	84,722
Land sales	—	147
Fee building	5,197	35,497
	83,045	120,366
Gross Margin:
Home sales	16,007	10,937
Land sales	—	—
Fee building	104	730
	16,111	11,667

Selling and marketing expenses	(6,654)	(7,466)
General and administrative expenses	(8,271)	(6,023)
Equity in net income (loss) of unconsolidated joint ventures	174	(1,937)
Interest expense	(354)	(718)
Project abandonment costs	(68)	(14,036)
Loss on early extinguishment of debt	—	(123)
Other income (expense), net	66	223
Pretax income (loss)	1,004	(18,413)
(Provision) benefit for income taxes	(451)	9,937
Net income (loss)	$553	$(8,476)

Earnings (loss) per share:
Basic	$0.03	$(0.42)
Diluted	$0.03	$(0.42)
Weighted average shares outstanding:
Basic	18,109,015	19,951,825
Diluted	18,420,631	19,951,825

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Stockholders’ Equity Three Months Ended March 31
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2019	20,096,969	$201	$193,862	$38,584	$232,647	$112	$232,759
Net loss	—	—	—	(8,476)	(8,476)	—	(8,476)
Stock-based compensation expense	—	—	589	—	589	—	589
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(58,098)	—	(303)	—	(303)	—	(303)
Shares issued through stock plans	152,177	1	(1)	—	—	—	—
Repurchase of common stock	(1,233,883)	(12)	(2,221)	—	(2,233)	—	(2,233)
Balance at March 31, 2020	18,957,165	$190	$191,926	$30,108	$222,224	$112	$222,336

Balance at December 31, 2020	18,122,345	$181	$191,496	$5,765	$197,442	$—	$197,442
Net income	—	—	—	553	553	—	553
Stock-based compensation expense	—	—	645	—	645	—	645
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(61,552)	—	(317)	—	(317)	—	(317)
Shares issued through stock plans	161,032	1	(1)	—	—	—	—
Repurchase of common stock	(141,823)	(1)	(755)	—	(756)	—	(756)
Balance at March 31, 2021	18,080,002	$181	$191,068	$6,318	$197,567	$—	$197,567

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$553	$(8,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	390	914
Amortization of stock-based compensation	645	589
Project abandonment costs	68	14,036
Equity in net (income) loss of unconsolidated joint ventures	(174)	1,937
Depreciation and amortization	1,256	1,845
Loss on early extinguishment of debt	—	123
Net changes in operating assets and liabilities:
Contracts and accounts receivable	(102)	345
Due from affiliates	49	130
Real estate inventories	5,554	27,130
Other assets	337	(11,804)
Accounts payable	(2,876)	(4,006)
Accrued expenses and other liabilities	(3,194)	(5,462)
Net cash provided by operating activities	2,506	17,301
Investing activities:
Purchases of property and equipment	(43)	(125)
Contributions to unconsolidated joint ventures	—	(2,057)
Distributions of capital from unconsolidated joint ventures	1,378	1,100
Cash paid for acquisition, net of cash acquired	(6,477)	—
Net cash used in investing activities	(5,142)	(1,082)
Financing activities:
Proceeds from senior notes	36,138	—
Repurchases of senior notes	—	(4,827)
Repayment of notes payable	(23,848)	—
Payment of debt issuance costs	(995)	—
Repurchases of common stock	(756)	(2,233)
Tax withholding paid on behalf of employees for stock awards	(317)	(303)
Net cash provided by (used in) financing activities	10,222	(7,363)
Net increase in cash, cash equivalents and restricted cash	7,586	8,856
Cash, cash equivalents and restricted cash – beginning of period	107,459	79,431
Cash, cash equivalents and restricted cash – end of period	$115,045	$88,287

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

The New Home Company Inc. (the "Company"), a Delaware corporation, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling homes in California, Arizona and Colorado.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors, such as the effects of the novel coronavirus ("COVID-19") and its impact on our future results.

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

Segment Reporting

Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments. The Company's reportable segments are Arizona homebuilding, California homebuilding, Colorado homebuilding and fee building. In accordance with ASC 280, our California homebuilding reportable segment aggregates the Southern California and Northern California homebuilding operating segments based on the similarities in long-term economic characteristics.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with a maturity date of less than three months from the date of purchase.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $0.2 million and $0.2 million as of  March 31, 2021 and December 31, 2020, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$114,815	$87,863
Restricted cash	230	424
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$115,045	$88,287

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three months ended March 31, 2021 and 2020, Company recorded no home sales impairment charges.  In cases where we decide to abandon a project, we will fully expense all costs capitalized to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  For the three months ended March 31, 2021 and 2020, $0.1 million and $14.0 million in project abandonment costs were incurred, respectively.

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

Business Combinations

We account for business combinations in accordance with ASC Topic 805, Business Combinations ("ASC 805"), if the assets acquired and liabilities assumed constitute a business. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill.  On February 26, 2021, TNHC Colorado Inc., a wholly owned subsidiary of the Company, entered into and closed a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Christina D. Presley and CDP Holdings, LLC, as sellers pursuant to which we acquired all the membership interests of the Epic Companies, (as defined in the Purchase Agreement), a residential homebuilder based in Denver, Colorado known as Epic Homes (the “Epic Acquisition”).  The Epic Acquisition purchase price was approximately $8.5 million, $6.9 million of which was paid at closing with the balance to be paid in future installments. The purchase price was funded with cash on hand and is subject to adjustment based on net book value of the Epic Companies’ assets on the date of closing and certain other obligations. This transaction was accounted for as a business combination in accordance with ASC 805. For further details, see Note 4, Real Estate Inventories.

 Following the consummation of the Epic Acquisition, the Company repaid approximately $23.8 million of the Epic Companies’ third-party indebtedness.  Additionally, the founder and owner of the Epic Companies became an employee of the Company and runs the Colorado homebuilding operations.

Goodwill

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired.  The Company's goodwill impairment analysis takes place annually on September 30 and consists of a qualitative assessment to determine whether it is more likely than not its fair value is less than its carrying amount.  If the analysis indicates that the fair value of goodwill is less than its carrying value, an impairment loss equal to the difference between the fair value and carrying value (but not to exceed the carrying value) is recognized.

In conjunction with the Company's Epic Acquisition during the 2021 first quarter, $2.0 million of goodwill was recorded within the Colorado homebuilding reporting segment and is included in other assets in the accompanying condensed consolidated balance sheets at March 31, 2021.  At March 31, 2021, there is no indication that the goodwill asset is impaired and we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.

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

The Company also provides construction management and coordination services and sales and marketing services as part of agreements with third parties and its unconsolidated joint ventures. In certain contracts, the Company also provides project management and administrative services. For most services provided, the Company fulfills its related obligations as time-based measures, according to the input method guidance described in ASC 606. Accordingly, revenue is recognized on a straight-line basis as the Company's efforts are expended evenly throughout the performance period. The Company may also have an obligation to manage the home or lot sales process or warranty service as part of providing sales and marketing services. The Company's obligation to manage the home or lot sales and marketing process is considered fulfilled when related homes or lots close escrow, as these events represent milestones reached according to the output method guidance described in ASC 606. Accordingly, revenue is recognized in the period that the corresponding lots or homes close escrow. Costs associated with these services are recognized as incurred.  The Company's obligations related to warranty services are considered fulfilled when the services are rendered with the revenue and costs associated with those services recognized in the period incurred.

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2021 and 2020, one customer comprised 34% and 98%, respectively, of fee building revenue and a separate customer comprised 62% and 0%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of March 31, 2021 and December 31, 2020, one customer comprised 8% and 35% of contracts and accounts receivable, respectively, and a separate fee building customer comprised 12% and 25%, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created. At March 31, 2021, the Company had outstanding nonrefundable cash deposits of $10.1 million pertaining to land option contracts and purchase contracts.

As of  March 31, 2021 and December 31, 2020, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  During the third quarter of 2020, the Company and its partner dissolved the joint venture, and as of  March 31, 2021 and December 31, 2020, the third-party investor had an equity balance of $0.

Investments in Unconsolidated Joint Ventures

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

As of March 31, 2021, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820.  To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three months ended March 31, 2021 and 2020, the Company recorded other-than-temporary, noncash impairment charges of $0 and $2.3 million, respectively, related to our investment in unconsolidated joint ventures.  Joint venture impairment charges are included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

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

Warranty and Litigation Accruals

We offer warranties on our homes that generally cover various defects in workmanship or materials, or structural construction defects for one year. In addition, we provide a more limited warranty, which generally ranges from a minimum of two years up to the period covered by the applicable statute of repose, that covers certain defined construction defects. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical claim and expense rates. In addition, the Company has received warranty payments from third-party property owners for certain of its fee building projects that have since closed-out where the Company has the contractual risk of construction. These payments are recorded as warranty accruals. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets and adjustments to our warranty accrual are recorded through cost of home sales or as an offset to warranty insurance receivables when covered by insurance.

While our subcontractors who perform our homebuilding work generally provide us with an indemnity for claims relating to their workmanship and materials, we also purchase general liability insurance that covers development and construction activity at each of our communities. Our subcontractors are usually covered by these programs through an owner-controlled insurance program, or "OCIP." Consultants such as engineers and architects are generally not covered by the OCIP but are required to maintain their own insurance. In general, we maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities, including, among others, general liability, "all-risk" property, construction defects, workers’ compensation, automobile, and employee fidelity. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish a separate reserve for warranty and for known and incurred but not reported (“IBNR”) construction defect claims based on our historical claim and expense data. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in our condensed consolidated balance sheets statements without consideration of insurance recoveries. Expected recoveries from insurance carriers are presented as warranty insurance receivables and insurance receivables within other assets in our condensed consolidated balance sheets and are recorded based on actual insurance claims and amounts determined using our construction defect claim and warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of  March 31, 2021 and December 31, 2020, no allowance was recorded related to contracts and accounts receivable.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable.  In accordance with ASC 740, the determination of whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets and should be established based on the consideration of all available evidence.  Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable, and the availability of net operating loss carrybacks under certain circumstances. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible, as well as the ability to carryback net operating losses in the event that this option becomes available.  The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At March 31, 2021 and December 31, 2020, based on our analysis of all available positive and negative evidence, and other relevant factors, we did not establish a valuation allowance except for $20,000 recorded against a capital loss.  Please refer to Note 14 for more information.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At March 31, 2021, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of the provision/benefit for income taxes. As of March 31, 2021, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

During the three months ended March 31, 2021, the Company repurchased and retired 141,823 shares of its common stock at an aggregate purchase price of $0.8 million. During the three months ended March 31, 2020, the Company repurchased and retired 1,233,883 shares of its common stock at an aggregate purchase price of $2.2 million. The purchases were made under previously announced stock repurchase programs and the Company had remaining purchase authorization of $8.7 million as of  March 31, 2021. Repurchases from January 1, 2021 through February 16, 2021, March 11, 2021 through March 31, 2021 and  March 20, 2020 through March 31, 2020 were made pursuant to the Company's Rule 10b5-1 plans.  All repurchased shares were returned to the status of authorized but unissued.

Tax Benefit Preservation Plan

On  May 8, 2020, the Company entered into a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes.  The Company has been able to carryback its federal net operating losses realized during 2020 to offset U.S. federal income taxes paid in the past five years due to the tax law changes arising from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").  As a result, the Board determined not to extend or renew the Tax Plan. The original expiration date of the Tax Plan was May 7, 2021; however, in March 2021, the Board determined to accelerate the expiration of the Tax Plan by amending it to allow its expiration to occur on March 29, 2021. Accordingly, the preferred share purchase rights under the Tax Plan (the "Rights") which were previously dividended to holders of record of the shares of common stock of the Company related to the Series A Junior Participating Preferred Stock of the Company expired as of the close of business on March 29, 2021 and no person has any rights pursuant to the Tax Plan or the Rights.

Dividends

No dividends were paid on our common stock during the three months ended March 31, 2021 and 2020. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in April 2019, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), in May 2019, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2019, and ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) in February 2020 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning January 1, 2020, and requires full retrospective application upon adoption.  During November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates that provides for additional implementation time for smaller reporting companies with the standard being effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted.  As a smaller reporting company, we are not adopting the requirements of ASU 2016-13 for the year beginning January 1, 2021, however we do not anticipate a material impact to our consolidated financial statements as a result of adoption.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)- Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020.  The Company adopted the provisions of ASU 2019-12 effective January 1, 2021 and experienced no impact to our condensed consolidated financial statements as a result of adoption.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) ("ASU 2020-01").  ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.  The standard is effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years.  The Company adopted the provisions of ASU 2020-01 effective January 1, 2021 and experienced no impact to our condensed consolidated financial statements as a result of adoption.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU 2020-10"). The amendments in ASU 2020-10 contain improvements to the Codification by including disclosure guidance for appropriate disclosure and ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2020-10 effective  January 1, 2021 and experienced no impact to our condensed consolidated financial statements as a result of adoption.

2. Computation of Earnings (Loss) Per Share

The following table sets forth the components used in the computation of basic and diluted loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$553	$(8,476)

Denominator:
Basic weighted-average shares outstanding	18,109,015	19,951,825
Effect of dilutive shares:
Stock options and unvested restricted stock units	311,616	—
Diluted weighted-average shares outstanding	18,420,631	19,951,825

Basic earnings (loss) per share	$0.03	$(0.42)
Diluted earnings (loss) per share	$0.03	$(0.42)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	1,397,559	1,785,826

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$5,197	$79,583
Estimated earnings	104	1,420
	5,301	81,003
Less: amounts collected during the period	(4,152)	(77,861)
Contracts receivable	$1,149	$3,142

Contracts receivable:
Billed	$—	$—
Unbilled	1,149	3,142
	1,149	3,142
Accounts receivable:
Escrow receivables	3,581	1,782
Other receivables	400	—
Contracts and accounts receivable	$5,130	$4,924

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of  March 31, 2021 are expected to be billed and collected within 30 days. Accounts payable at  March 31, 2021 and  December 31, 2020 includes $0.8 million and $2.6 million, respectively, related to costs incurred under the Company’s fee building contracts.

4. Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Deposits and pre-acquisition costs	$14,542	$12,202
Land held and land under development	120,930	127,807
Homes completed or under construction	174,086	133,567
Model homes	42,031	41,381
	$351,589	$314,957

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.1 million and $0.1 million as of  March 31, 2021 and December 31, 2020, respectively.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2021, the company completed the Epic Acquisition.  The purchase price was approximately $8.5 million, $6.9 million of which was paid at closing with the balance to be paid in future installments, and was funded with cash on hand.  This transaction was accounted for as a business combination in accordance with ASC 805.  Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair values with the excess allocated to goodwill.  We recorded approximately $37.0 million of real estate inventories owned, $2.0 million of goodwill, approximately $1.2 million of other assets, $24.1 million of notes payable, and approximately $7.6 million of accounts payable and other accrued liabilities. The Company determined the fair value of real estate inventories on an individual project level basis using a combination of a land residual analysis and a discounted cash flow analysis. These methods are significantly impacted by estimates relating to expected selling prices, anticipated sales pace, cost to complete estimates, and the highest and best use of projects prior to acquisition. These estimates were developed and used at the individual project level, and may vary significantly between projects. Other assets, accounts receivable, accounts payable, notes payable and accrued expenses and other liabilities were stated at historical value due to the short-term nature of these items. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into the Colorado market.  It also represents the value we expect to receive through the use of the "Epic Homes" trade name which the Company will continue to use in the Colorado market.  The Company estimates that the entire $2.0 million of goodwill resulting from the Epic Acquisition will be tax deductible. Goodwill is included in the Colorado homebuilding reporting segment in Note 15.

In addition, we incurred approximately $1.0 million of transaction costs related to the Epic Acquisition, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Following the consummation of the Epic Acquisition, the Company repaid approximately $23.8 million of the Epic Companies’ third-party indebtedness. As of March 31, 2021, the purchase price accounting reflected in the accompanying condensed financial statements is preliminary and is based upon estimates and assumptions that may be subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). All net assets and operations acquired in this transaction are included in the Colorado homebuilding reporting segment in Note 15. The supplemental pro forma information for revenue and earnings of the Company as though the business combination had occurred as of January 1, 2020 has not been presented as this pro forma information was not deemed material for the periods ended March 31, 2021 or 2020.

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist.  For the three months ended March 31, 2021 and 2020, the Company recognized no real estate-related impairments.

During the 2020 first quarter, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona. Due to the lower demand levels experienced at this community coupled with the substantial investment required to build out the remainder of the project, the Company decided to abandon the future acquisition, development, construction and sale of future phases of the project that were under option. In accordance with ASC 970-360-40-1, the capitalized costs related to the project are expensed and not allocated to other components of the project that the Company did develop. For the three months ended March 31, 2020, the Company recorded an abandonment charge of $14.0 million representing the capitalized costs that had accumulated related to the portion of the project that was abandoned.  This charge is included within project abandonment costs in the accompanying condensed consolidated statements of operations.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. Interest expense is comprised of interest incurred but not capitalized and is reported as interest expense in our condensed consolidated statements of operations.  For the three months ended March 31, 2021 and 2020 interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Interest incurred	$5,331	$6,380
Interest capitalized to inventory	(4,977)	(5,662)
Interest expensed	$354	$718

Capitalized interest in beginning inventory	$22,053	$26,397
Interest capitalized as a cost of inventory	4,977	5,662
Previously capitalized interest included in cost of home and land sales	(4,027)	(6,146)
Previously capitalized interest included in project abandonment costs	—	(761)
Capitalized interest in ending inventory	$23,003	$25,152

Capitalized interest in beginning investment in unconsolidated joint ventures	$—	$541
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	—	(448)
Capitalized interest in ending investment in unconsolidated joint ventures	—	93
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$23,003	$25,245

Capitalized interest as a percentage of inventory	6.5%	6.3%
Interest included in cost of home sales as a percentage of home sales revenue	4.2%	6.5%

Capitalized interest as a percentage of investment in unconsolidated joint ventures	—%	0.3%

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in Unconsolidated Joint Ventures

As of  March 31, 2021 and December 31, 2020, the Company had ownership interests in nine unconsolidated joint ventures with ownership percentages that generally ranged from 10% to 50%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$15,539	$16,709
Restricted cash	250	611
Real estate inventories	—	3,172
Other assets	1,145	1,834
Total assets	$16,934	$22,326

Accounts payable and accrued liabilities	$12,898	$13,487
Notes payable	—	—
Total liabilities	12,898	13,487
The New Home Company's equity(1)	903	2,107
Other partners' equity	3,133	6,732
Total equity	4,036	8,839
Total liabilities and equity	$16,934	$22,326

(1)	Balance represents the Company's interest, as reflected in the financial records of the respective joint ventures.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Revenues	$5,353	$31,647
Cost of sales and expenses	5,152	30,285
Net income of unconsolidated joint ventures	$201	$1,362
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$174	$(1,937)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its investments in unconsolidated joint ventures for other-than-temporary declines in value. To the extent we deem any declines in value of our investment in unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three months ended March 31, 2021 and 2020, the Company recorded other-than-temporary, noncash impairment charges of $0 and $2.3 million, respectively.  The 2020 impairment charge related to our investment in the Arantine Hills Holdings LP ("Bedford") joint venture and is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.  During the 2020 first quarter, the Company agreed in principle to sell its interest in this joint venture to our partner for less than its carrying value. This transaction closed during the 2020 third quarter.  Pursuant to our agreement to sell our interest, the purchase price was $5.1 million for the sale of our partnership interest and we have an option to purchase at market up to 30% of the total lots from the masterplan community.

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% or more of the Company's consolidated net income (loss).  For the three months ended March 31, 2020, the loss allocation from one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss. For the three months ended March 31, 2021, the profit allocation from one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net income. The table below presents select combined financial information for these two joint ventures for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Revenues	$504	$4,624
Cost of home and land sales	—	3,065
Gross margin	$504	$1,559
Expenses	—	961
Net income	$504	$598
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations (1)	$252	$(2,226)

(1)

Balance represents equity in net income (loss) of unconsolidated joint ventures included in the statements of operations related to the Company's investment in the unconsolidated joint ventures. The balance may differ from the amount of profit or loss allocated to the Company as reflected in the respective joint venture's financial records primarily due to basis differences such as other-than-temporary impairment charges, interest capitalized to the Company's investment in joint ventures, and/or profit deferral from lot sales from the joint ventures to the Company.

In the above table, the Company's $2.2 million loss included in equity in net income (loss) of unconsolidated joint ventures for the three months ended  March 31, 2020 included a $2.3 million other-than-temporary impairment charge related to its Bedford joint venture discussed above.

For the three months ended March 31, 2021 and 2020, the Company earned $0.1 million and $0.4 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)

Capitalized selling and marketing costs, net(1)	$6,137	$5,895
Prepaid income taxes(2)	27,349	27,866
Insurance receivable(3)	5,166	4,816
Warranty insurance receivable(4)	2,589	2,480
Prepaid expenses	5,511	6,331
Right-of-use lease assets	2,886	2,997
Goodwill	2,000	—
Other	317	318
	$51,955	$50,703

(1)

Capitalized selling and marketing costs includes costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model furnishings, and also includes model landscaping costs. The Company depreciated $1.2 million and $1.8 million of capitalized selling and marketing costs to selling and marketing expenses during the three months ended March 31, 2021 and 2020, respectively.

(2)	The amount at March 31, 2021 includes approximately $26.9 million of expected federal income tax refunds due to the Company for net operating loss carrybacks.
(3)

At December 31, 2020, the Company recorded insurance receivables of $4.8 million which was related to expected insurance reimbursements for $1.0 million in litigation reserves related to one claim and $3.8 million of IBNR litigation reserves. During the three months ended March 31, 2021, the claim-specific litigation reserve was increased by $0.4 million, all of which is expected to be reimbursed by insurance resulting in an increase of the same amount to insurance receivables.  For more information, please refer to Note 8.

(4)

During the three months ended March 31, 2021, the Company adjusted its warranty insurance receivable upward by $0.2 million to true-up the receivable to its estimate of qualifying reimbursable expenditures as a result of an increase of the same amount to its warranty reserve.  Also during the 2021 first quarter, the Company received $0.1 million in insurance reimbursements for warranty claims.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Warranty accrual (1)	$7,438	$7,276
Litigation reserves (2)	6,434	5,641
Accrued interest	8,782	3,172
Accrued compensation and benefits	3,191	7,106
Completion reserve	4,575	5,683
Customer deposits	7,834	2,898
Lease liabilities	3,112	3,180
Other accrued expenses	3,538	1,254
	$44,904	$36,210

(1)

Included in the amount at  March 31, 2021 and  December 31, 2020 is approximately $2.6 million and $2.5 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.

(2)	At December 31, 2020, litigation reserves of $5.6 million were recorded related to construction defect claim reserves which consisted of $1.0 million for a claim-specific reserve and $4.6 million for IBNR construction defect claims. During the 2021 first quarter, the Company increased its claim-specific reserve by $0.4 million and recorded estimated insurance receivables of the same amount as the self-insured retention deductible has been met for this claim. Also during the three months ended March 31, 2021, the Company recorded $0.4 million of additional IBNR reserves within litigation reserves.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related warranty and construction defect claims. Our master general liability policies which cover most of our projects allow for our warranty spend to erode our self-insured retention requirements. We establish and track separately our warranty accrual and litigation reserves for both known and IBNR construction defect claims. Our warranty accrual and litigation reserves for construction defect claims are presented on a gross basis within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets without consideration of insurance recoveries. Expected recoveries from insurance carriers are tracked separately between warranty insurance receivables and insurance receivables related to litigated claims and are presented within other assets in the accompanying condensed consolidated balance sheets. Our warranty accrual and related estimated insurance recoveries are based on historical warranty claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our warranty accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Our litigation reserves for both known and IBNR future construction defect claims based on historical claim and expense data, and expected recoveries from insurance carriers are recorded based on actual insurance claims and amounts determined using our construction defect claim accrual estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated.

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	7,269	$7,195
Warranty provision for homebuilding projects	465	421
Warranty payments for homebuilding projects	(706)	(780)
Adjustment to warranty accrual(1)	403	—
Ending warranty accrual for homebuilding projects	7,431	6,836

Beginning warranty accrual for fee building projects	7	28
Warranty provision for fee building projects	—	—
Warranty efforts for fee building projects	—	—
Ending warranty accrual for fee building projects	7	28
Total ending warranty accrual	$7,438	$6,864

(1)	During the three months ended March 31, 2021, the Company recorded an adjustment of $0.2 million to increase its warranty accrual for homebuilding projects. The Company also recorded a corresponding increase of the same amount to its warranty insurance receivable included in other assets in the condensed consolidated balance sheets at March 31, 2021. The adjustment for the three months ended March 31, 2021 also includes $0.2 million of warranty reserves related to the Epic Acquisition.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
7.25% Senior Notes due 2025, net	$280,291	$244,865
Unsecured revolving credit facility	—	—
Total Indebtedness	$280,291	$244,865

2022 Notes

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "Existing Notes").  The Existing Notes were issued at an offering price of 98.961% of their face amount, which represented a yield to maturity of 7.50%. On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022 ("Additional Notes" and, together, with the Existing Notes, the "2022 Notes"). The Additional Notes were issued at an offering price of 102.75% of their face amount plus accrued interest since March 17, 2017, which represented a yield to maturity of 6.438%.

During the three months ended  March 31, 2020, the Company repurchased and retired approximately $4.8 million in face value of the 2022 Notes for a cash payment of approximately $4.8 million. The Company recognized a loss on early extinguishment of debt of $0.1 million and wrote off approximately $46,000 of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.

As discussed below, the 2022 Notes were redeemed in full on November 12, 2020.

2025 Notes

On October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “Original 2025 Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933 (the "Securities Act") and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the Original 2025 Notes, together with cash on hand, were used to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  On February 24, 2021, the Company completed a tack-on private placement offering through the sale of an additional $35 million in aggregate principal amount of the 7.25% Senior Notes Due 2025 ("Additional 2025 Notes" and together, with the Original 2025 Notes, the "2025 Notes").  The Additional 2025 Notes were issued at an offering price of 103.25% of their face amount, which represents a yield to maturity of 6.427%.  The carrying amount of the 2025 Notes listed above at March 31, 2021 is net of unamortized premium of $1.0 million and unamortized debt issuance costs of $5.7 million.  The carrying amount of the 2025 Notes listed above at December 31, 2020 is net of unamortized debt issuance costs of $5.1 million.  Unamortized premium and debt issuance costs are amortized and capitalized to interest costs using the effective interest method. Pursuant to the indenture governing our 2025 Notes (the "Indenture"), interest on the 2025 Notes will be paid semiannually in arrears on  April 15 and  October 15 of each year, commencing on  April 15, 2021. The 2025 Notes will mature on  October 15, 2025.

The  2025 Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The Indenture contains certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on incurring or guaranteeing additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do  not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, (1) borrowings under existing or future bank credit facilities of up to the greater of (i) $100 million and (ii)  20% of our consolidated tangible assets, (2) non-recourse indebtedness, and (3) indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do  not satisfy either the leverage condition or interest coverage condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things,  50% of consolidated net income from   January 1, 2021 forward and  100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to  15% of our consolidated tangible assets and a general basket of up to the greater of  $15 million and  3% of our consolidated tangible assets.  The Indenture contains certain other covenants, among other things, the ability of the Company and its restricted subsidiaries to issue certain equity interests, make payments in respect of subordinated indebtedness, make certain investments,

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

sell assets, incur liens, create certain restrictions on the ability of restricted subsidiaries to pay dividends or to transfer assets, enter into transactions with affiliates, create unrestricted subsidiaries, and consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture.

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

If the Company experiences a change of control triggering event (as described in the Indenture), holders of the 2025 Notes will have the right to require the Company to repurchase all or a portion of the 2025 Notes at 101% of their principal amount thereof on the date of repurchase, plus accrued and unpaid interest, if any, to the date of repurchase.  The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on such 2025 Notes to be declared due and payable. In addition, if the 2025 Notes are assigned an investment grade rating by certain rating agencies and no default or event of default has occurred or is continuing, certain covenants related to the 2025 Notes would be suspended. If the rating on the 2025 Notes should subsequently decline to below investment grade, the suspended covenants would be reinstated.

The 2025 Notes and the guarantees are the Company’s and the Guarantor’s senior unsecured obligations. The 2025 Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsecured senior debt, including borrowings under the Company's Credit Facility, and senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated debt. The 2025 Notes and the guarantees will be effectively subordinated to any of the Company’s and the Guarantors’ existing and future secured debt. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's wholly owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The Indenture provides that the guarantee of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a "Restricted Subsidiary" (as defined in the Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the Indenture; (2) upon the proper designation of such Guarantor as an "Unrestricted Subsidiary" (as defined in the Indenture), in accordance with the Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the Indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company or any other Guarantor so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; or (6) upon the full satisfaction of the Company’s obligations under the Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case   may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture.

The New Home Company Inc. operates as a holding company and all of its homebuilding construction, fee building, development and sales activities are conducted through its subsidiaries.  At March 31, 2021 and December 31, 2020, all of the Company's subsidiaries were 100% owned subsidiaries and Guarantors.  The New Home Company Inc. has no independent assets or operations and the guarantees of its subsidiaries are full unconditional and joint and several.  For more information regarding the Company's assets and operations, please see Note 15.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

On   October 30, 2020, the Company entered into a Credit Agreement (the “Credit Agreement” or “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing  April 30, 2023. The Credit Agreement also provides that, under certain circumstances, the Company  may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.  As of March 31, 2021 and December 31, 2020, we had no outstanding borrowings under the Credit Facility.

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio.  As of March 31, 2021, the interest rate under the Credit Facility for the LIBOR-based rate was 5.00%  The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the Credit Agreement contains certain financial covenants, including requiring that the Company to maintain (i) a consolidated tangible net worth not less than $150 million plus 50% of the cumulative consolidated net income for each fiscal quarter commencing on or after  June 30, 2020, (ii) a net leverage ratio not greater than 60%, (iii) minimum liquidity of at least $10 million, and (iv) an interest coverage ratio no less than 1.75 to 1 or, if this test is not met, to maintain unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans and terminate the commitments thereunder.  As of March 31, 2021, the Company was in compliance with all financial covenants.

The Credit Facility also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the Credit Agreement.  As of March 31, 2021 and  December 31, 2020 the Company had no outstanding letters of credit issued under the Credit Facility.  Debt issuance costs for the Credit Facility, which totaled $1.3 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively, are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

Other Notes Payable

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

In conjunction with the Epic Acquisition during the 2021 first quarter, the Company recorded notes payable of $24.1 million related to Epic Companies’ third-party indebtedness.  The Company immediately repaid $23.8 million of this amount following the completion of the Epic Acquisition transaction during February 2021. One of the entities acquired in the Epic Acquisition had a PPP loan that was outstanding as of the closing of the Epic Acquisition. The majority of the $0.3 million PPP loan was forgiven during the 2021 first quarter and the remainder was repaid from an escrow account that was created for the benefit of the PPP lender prior to closing.

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

Fair Value of Financial Instruments

The following table presents an estimated fair value of the Company's 2025 Notes. The 2025 Notes are classified as Level 2 and primarily reflect estimated prices obtained from outside pricing sources.

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2025, net (1)	$280,291	$296,400	$244,865	$256,875

(1)

The carrying value for the 2025 Notes, as presented at March 31, 2021, is net of unamortized premium of $1.0 million, and unamortized debt issuance costs of $5.7 million. The carrying value for the 2025 Notes, as presented at December 31, 2020, is net of unamortized debt issuance costs of $5.1 million. The unamortized unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

Non-Recurring Fair Value Adjustments

Nonfinancial assets and liabilities include items such as real estate inventory and long-lived assets that are measured at cost when acquired and adjusted for impairment to fair value, if deemed necessary.  For the three months ended March 31, 2020, the Company recognized an other-than-temporary impairment to its investment in unconsolidated joint ventures of $2.3 million.  The impairment related to our agreement in principle to sell our interest in our Bedford joint venture to our partner for less than its current carrying value.  This sale closed during the 2020 third quarter.  The impairment adjustment was made using Level 2 inputs and assumptions. For more information on the investment in unconsolidated joint ventures impairment, please refer to Note 6.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business, including warranty and construction defect litigation. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. At December 31, 2020, our litigation reserves for construction defect claims totaled $5.6 million which consisted of $1.0 million for a claim-specific reserve and $4.6 million for IBNR construction defect claims.  During the three months ended March 31, 2021, the Company increased its claim-specific reserve $0.4 million and recorded an additional $0.4 million toward its reserve for IBNR construction defect claims resulting in a total $6.4 million litigation reserve at March 31, 2021.  As of  December 31, 2020, the Company's insurance receivable was $4.8 million, partially offsetting the related litigation reserves, based on our estimates of meeting the self-insured retention deductibles.  During the three months ended March 31, 2021, the Company increased its estimated insurance receivable by $0.4 million to offset the claim-specific reserve adjustment made to the litigation reserve during the quarter resulting in a total $5.2 million insurance receivable at March 31, 2021.  Due to the inherent uncertainty and judgement used in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated. Please refer to Note 1, Note 7 and Note 8 for more information on litigation reserves for construction defect claims and related insurance recoveries.  In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss.

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

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of  March 31, 2021 and December 31, 2020, the Company had outstanding surety bonds totaling $43.9 million and $44.0 million, respectively. The estimated remaining costs to complete of such improvements as of  March 31, 2021 and  December 31, 2020 were $18.2 million and $16.3 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842, Leases. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use lease assets and lease liabilities are recorded within our condensed consolidated balance sheets. The depreciable lives of right-of-use lease assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use lease assets and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and totaled $2.9 million and $3.0 million, respectively, at March 31, 2021 and December 31, 2020.  Lease liabilities are recorded in accrued expenses and other liabilities and totaled $3.1 million and $3.2 million, respectively, at March 31, 2021 and December 31, 2020.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020, lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$260	$311
Lease costs included in real estate inventories	63	97
Lease costs included in selling and marketing expenses	29	39
Net lease cost (1)	$352	$447

Other Information:
Lease cash flows (included in operating cash flows)(1)	$298	$498

(1)

Amount does not include the cost of short-term leases with terms of less than one year which totaled approximately $0 and $0.1 million for the three months ended March 31, 2021and 2020, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $61,000 and  $59,000 for the three months ended March 31, 2021 and 2020, respectively.

Future lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2021	891
2022	754
2023	631
2024	588
2025	479
Thereafter	—
Total lease payments(1)	$3,343
Less: Interest(2)	231
Present value of lease liabilities(3)	$3,112

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date.  There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2021 and December 31, 2020.

(3)	The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 3.9 years and 4.7%, respectively at March 31, 2021.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $0.2 million and $1.2 million, respectively. As of  March 31, 2021 and December 31, 2020, $17,000 and $0.1 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three months ended March 31, 2021 and 2020, the Company earned $0.1 million and $0.4 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of  March 31, 2021 and December 31, 2020, $36,000 of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and TNHC Russell Ranch LLC ("Russell Ranch"). The Company's investment in these two joint ventures was $0.1 million at  March 31, 2021 and $0.1 million at December 31, 2020.  During the 2020 second quarter, the Company made the decision to exit the Russell Ranch joint venture due to the low expected financial returns relative to future capital requirements and related risks.  The Company determined that the value of its investment in Russell Ranch declined beyond its current carrying value and recorded a $20.0 million other-than-temporary impairment charge to write off its investment balance and record its estimated remaining costs to complete during the 2020 second quarter.  The joint venture completed the sale of Phases 2 and 3, its remaining developable lots, to a third-party purchaser during the 2020 fourth quarter that resulted in the Company recording income of $4.5 million to equity in income (loss) of unconsolidated joint ventures, partially offsetting the other-than-temporary impairment recorded during the 2020 second quarter. The members agreed upon and distributed proceeds from the sale to the members less a reserve amount which is maintained by the joint venture to address close out matters, such as warranty, contingent liabilities, remaining Phase 1 infrastructure improvements, and common amenity operations until turnover to homeowners’ association. Due to the joint venture's close out status, the members confirmed that no further preferred return would accrue or be payable and future distributions would be made 50% to IHP and 50% to TNHC.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales, the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots.  In this instance, the gain is ultimately recognized when the Company delivers lots to third-party home buyers at the time of the home closing.  In the instance where the Company no longer has an interest in the unconsolidated joint venture, the deferred gain related to lots purchased from the joint venture is recognized upon the Company's exit of the venture.  At  March 31, 2021 and December 21, 2020, $0.1 million of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery") unconsolidated joint venture remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.

The Company’s land purchase agreement with Cannery provides for reimbursements of certain fee credits. During the three months ended March 31, 2020 and 2021, the Company was not reimbursed for any fee credits from Cannery. As of  March 31, 2021 and December 31, 2020, $0 in fee credits was due to the Company from Cannery.

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date").  Mr. Davis is party to that certain Investor Rights Agreement filed as an exhibit to this Form 10-Q Report.  As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term one year and reduce his scope of services and compensation to $1,000 per month. Mr. Davis' contract was amended on June 26, 2020 to extend the term one year with monthly compensation remaining $1,000 per month.  At March 31, 2021, no fees were due to Mr. Davis for his consulting services.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz was compensated $10,000 per month. The agreement originally was set to expire on March 1, 2020 and was extended upon mutual consent of the parties on a month to month basis to a reduced consulting fee of $5,000 per month.  At March 31, 2021, no fees were due to Mr. Redwitz for his consulting services.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2018, the Company entered into an agreement with an affiliate of IHP to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms.  As of  December 31, 2019, IHP was no longer affiliated with this development.  The Company began taking down these lots during 2020.  The Company took down approximately 24% and 0% of the lots during the three months ended March 31, 2021 and 2020, respectively.   As of March 31, 2021 and December 31, 2020, the Company had an outstanding, nonrefundable deposit of $0.1 million and $0.2 million, respectively, related to this contract.  The Company paid no master marketing fees to the seller during the three months ended March 31, 2021 and 2020, and has paid $22,000 in master marketing fees to date.

In the first quarter 2018, the Company entered into an option agreement to purchase lots in phased takedowns with its Bedford joint venture with profit participation and master marketing fees due to seller as outlined in the contract.  At the time of the initial agreement in 2018, the Bedford joint venture was affiliated with a former member of the Company's board of directors, and subsequently during the 2020 third quarter, the Company sold its interest in this partnership to its joint venture partner.  Prior to 2020, the Company had taken down all lots pursuant to this agreement, and for the three months ended March 31, 2021 and 2020, the Company paid $0 and $9,000 in master marketing fees to the seller, respectively.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns with profit participation and master marketing fees due to the seller pursuant to the agreement.  As of December 31, 2020, the Company had taken down all the lots pursuant to this agreement, and for the three months ended March 31, 2021 and 2020, the Company paid $38,000 and $25,000 in master marketing fees to the seller, respectively.

The Company sold its interest in the Bedford joint venture to its partner during the 2020 third quarter.  Pursuant to the agreement, the purchase price was $5.1 million for the sale of the Company's partnership interest. During the three months ended March 31, 2020, the Company recorded a $2.3 million other-than-temporary impairment charge to its investment in the Bedford joint venture reflecting the expected sale of its joint venture investment for less than its current carrying value.  The sale agreement, among other things, allowed for a continuation of the Company's option to purchase at market up to 30% of the total lots from the joint venture.

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

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock options, restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of March 31, 2021, 338 shares remain available for grant under the 2014 Incentive Plan and 122,300 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock option awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock options, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s common stock option activity as of and for the three months ended March 31, 2021 and 2020 is presented below:

	Three Months Ended March 31,
	2021		2020
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	1,220,695	$9.18	1,068,017	$9.78
Granted	—	$—	161,479	$5.36
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding, end of period	1,220,695	$9.18	1,229,496	$9.20
Exercisable, end of period	1,029,950	$9.86	901,829	$10.52

A summary of the Company’s restricted stock unit activity as of and for the three months ended March 31, 2021 and 2020 is presented below:

	Three Months Ended March 31,
	2021		2020
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	704,890	$5.11	592,116	$6.36
Granted	363,198	$5.39	241,556	$5.36
Vested	(161,032)	$6.86	(152,177)	$9.45
Forfeited	—	$—	(428)	$11.68
Outstanding, end of period	907,056	$4.91	681,067	$5.32

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Expense related to:
Stock options	$91	$64
Restricted stock units	554	525
	$645	$589

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company in each period:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	N/A	6.0
Expected volatility	N/A	41.8%
Risk-free interest rate	N/A	1.4%
Expected dividends	N/A	—
Weighted-average grant date fair value per share	N/A	$2.24

We used the "simplified method" to establish the expected term of the common stock options granted by the Company. Our restricted stock unit awards are valued based on the closing price of our common stock on the date of grant.  Compensation expense for restricted stock unit awards is recognized using the straight-line method over the requisite service period.  Forfeitures are recognized in compensation cost during the period that the award forfeiture occurs.

At March 31, 2021,  the amount of unearned stock-based compensation currently estimated to be expensed through 2024 is $3.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

For the three months ended March 31, 2021, the Company recorded an income tax provision of $0.5 million which included a $0.3 million discrete provision.  The Company's effective tax rate for the three months ended  March 31, 2021 differs from the federal statutory rate primarily due to the discrete provision related to estimated blended state tax rate updates and stock compensation, as well as state income tax rates and tax credits for energy efficient homes.

 For the three months ended March 31, 2020, the Company recorded an income tax benefit of $9.9 million.  The Company's effective tax rate for the three months ended  March 31, 2020 differs from the federal statutory rate due to discrete items, state income tax rates and tax credits for energy efficient homes.  The 2020 first quarter discrete items totaled an $8.1 million benefit, $5.8 million of which related to the $14.0 million project abandonment costs recorded during the three months ended March 31, 2020 and a $2.1 million benefit related to the CARES Act signed into law on  March 27, 2020.  For more information on the abandonment costs, please refer to Note 4.  The CARES Act allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  The Company recognized a $2.1 million discrete benefit related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.

The components of our deferred tax asset, net are as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Net operating loss carryforwards	$5,808	$5,808
Tax credit carryforwards	2,479	2,401
Reserves and accruals	2,877	2,870
Share based compensation	1,512	1,441
Inventory	2,663	3,142
Investments in joint ventures	1,081	1,226
Other	96	26
Depreciation and amortization	(655)	(653)
Right-of-use lease asset	(804)	(814)
Deferred tax asset, net	$15,057	$15,447

15. Segment Information

The Company’s operations are organized into four reportable segments: three homebuilding segments (Arizona, California and Colorado) and fee building. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land position, and underlying demand and supply in accordance with ASC 280. Our California homebuilding reportable segment aggregates the Southern California and Northern California homebuilding operating segments.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes and may sell land. Our fee building operations build homes and manage construction and sales related activities on behalf of third-party property owners and our joint ventures. While our corporate operations conduct no independent construction, development, sales or land acquisition activities, our corporate operations develop and implement strategic initiatives and support our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources. A portion of the expenses incurred by corporate are allocated to the fee building segment primarily based on its respective percentage of revenues and to each homebuilding segment based on its respective investment in unconsolidated joint ventures and real estate inventories balances. The majority of our corporate personnel and resources are primarily dedicated to activities relating to our homebuilding segment, and, therefore, the balance of any unallocated corporate expenses are allocated within our homebuilding reportable segments.

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

Financial information relating to reportable segments was as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$83,214	$83,280
California land sales	—	147
Arizona home sales	7,698	12,379
Colorado home sales	2,943	—
Total homebuilding revenues	93,855	95,806
Fee building revenues, including management fees	5,301	36,227
Total revenues	$99,156	$132,033

Homebuilding pretax income (loss):
California	$3,887	$(4,451)
Arizona	(1,623)	(14,692)
Colorado(1)	(1,364)	—
Total homebuilding pretax income (loss)	900	(19,143)
Fee building pretax income, including management fees	104	730
Total pretax income (loss)	$1,004	$(18,413)

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Homebuilding assets:
California	$305,740	$295,340
Arizona	74,872	70,457
Colorado	50,502	—
Total homebuilding assets	431,114	365,797
Fee building assets	1,783	3,756
Corporate unallocated assets	106,835	126,146
Total assets	$539,732	$495,699

(1)

Includes $1.0 million of transaction costs, $0.8 million of which was tail insurance premiums and $0.2 million in professional fees, related to the acquisition of Epic Homes that were expensed currently in the period of acquisition.  In addition, the Colorado pretax loss includes $0.3 million in additional cost of sales related to purchase accounting adjustments.

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$—
Supplemental disclosures of non-cash transactions
Assets acquired related to business combination, net of cash acquired	$33,326	$—
Liabilities assumed and incurred related to business combination, net of $280 PPP loan forgiven	$33,046	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and potential adverse impacts of the COVID-19 pandemic are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "plan," "could," "can," "seeks," "might," "should," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, financial needs, and the potential adverse impacts due to COVID-19.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2020 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this quarterly report on 10-Q. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 a global pandemic. We continue to be uncertain of the full magnitude or duration of the business and economic impacts resulting from the measures enacted to contain this outbreak as the impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, customers, industry, and workforce; however, the Company is not able to estimate all the effects the COVID-19 outbreak will have on its results of operations, financial condition or liquidity for the year-ended December 31, 2021.

•	Risks related to our business, including among other things:
◦	adverse impacts to our business due to the COVID-19 pandemic, including long-term economic impacts;
◦	our geographic concentration primarily in California and Arizona and the availability of land to acquire and our ability to acquire such land on favorable terms or at all;
◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;
◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions
◦	the illiquid nature of real estate investments and the inventory risks related to declines in value of such investments which may result in significant impairment charges;
◦	our ability to execute our business strategies is uncertain;
◦	shortages of or increased prices for labor, land or raw materials used in housing construction;
◦	the degree and nature of our competition;
◦	inefficient or ineffective allocation of capital could adversely affect or operations and/or stockholder value if expected benefits are not realized;
◦	delays in the development of communities or a reduction in sales absorbtion levels;
◦	a reduction in our sales absorption levels may force us to incur and absorb additional community-level costs;
◦	increases in our cancellation rate;
◦	a large proportion of our fee building revenue being dependent upon one customer and the termination of this contract;
◦	increased costs, delays in land development or home construction and reduced consumer demand resulting from adverse weather conditions or other events outside our control;
◦	because of the seasonal nature of our business, our quarterly operating results fluctuate;
◦	we may be unable to obtain suitable bonding for the development of our housing projects;
◦	inflation could adversely affect our business and financial results;
◦	a major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage;
◦	negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline;

•	Risks related to laws and regulations, including among other things:
◦	construction defect, product liability, warranty, and personal injury claims, including the cost and availability of insurance;
◦	employment-related liabilities with respect to our contractors' employees;
◦

changes in tax laws can increase the after-tax cost of owning a home, and further tax law changes or government fees could adversely affect demand for the homes we build, increase our costs, or negatively affect our operating results;

◦	we may not be able to generate sufficient taxable income to fully realize our net deferred tax asset or an ownership change could limit our operating loss carryforwards;
◦

new and existing laws and regulations, including environmental laws and regulations, or other governmental actions may increase our expenses, limit the number of homes that we can build or delay the completion of our projects or otherwise negatively impact our operations;

◦	changes in global or regional climate conditions and legislation relating to energy and climate change could increase our costs to construct homes;
◦	failure to comply with privacy laws or information systems interruption or breach in security that releases personal identifying information or other confidential information;

•	Risks related to financing and indebtedness, including among other things:
◦	difficulty in obtaining sufficient capital could prevent us from acquiring land for our developments or increase costs and delays in the completion of our development projects;
◦	our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations, and we may incur additional debt in the future;
◦	the illiquid nature of our joint venture partnerships, in which we have less than a controlling interest;
◦	our current financing arrangements contain and our future financing arrangements will likely contain restrictive covenants related to our operations;
◦	potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us;
◦	interest expense on debt we incur may limit our cash available to fund our growth strategies;
◦	we may be unable to repurchase the 2025 Notes upon a change of control as required by the Indenture;

•	Risks related to our organization and structure, including among other things:
◦	our dependence on our key personnel;
◦	the potential costly impact termination of employment agreements with members of our management that may prevent a change in control of the Company;
◦	our charter and bylaws could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock;

•	Risks related to ownership of our common stock, including among other things:
◦	that we are eligible to take advantage of reduced disclosure and governance requirements because of our status as a smaller reporting company;
◦	the price of our common stock is subject to volatility and our trading volume is relatively low;
◦

if securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, our stock price and trading volume could decline;

◦	we do not intend to pay dividends on our common stock for the foreseeable future;
◦	certain stockholders have rights to cause our Company to undertake securities offerings;
◦	our senior notes rank senior to our common stock upon bankruptcy or liquidation;
◦	certain large stockholders own a significant percentage of our shares and exert significant influence over us; and
◦	there is no assurance that the existence of a stock repurchase plan will enhance shareholder value.

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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including Adjusted EBITDA, Adjusted EBITDA margin percentage, ratio of Adjusted EBITDA to total interest incurred, adjusted net income (loss), adjusted net income (loss) per diluted share, net debt, ratio of net debt-to-capital, general and administrative costs excluding acquisition transaction costs, general and administrative costs excluding acquisition transaction costs as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding acquisition transaction costs, selling, marketing and general and administrative costs excluding acquisition transaction costs as a percentage of home sales revenue, adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales), adjusted homebuilding gross margin percentage and homebuilding gross margin and margin percentage before purchase accounting adjustments.  For a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP measures, please see "--Overview."  For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin before interest in cost of home sales), adjusted homebuilding gross margin percentage, and homebuilding gross margin and margin percentage before purchase accounting adjustments to the comparable GAAP measures please see "-- Results of Operations - Homebuilding Gross Margin."  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of general and administrative costs excluding acquisition transaction costs, general and administrative expenses excluding acquisition transaction costs as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding acquisition transaction costs and selling, marketing and general and administrative expenses excluding acquisition transaction costs as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses."

Selected Financial Information

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Revenues:
Home sales	$93,855	$95,659
Land sales	—	147
Fee building, including management fees	5,301	36,227
	99,156	132,033
Cost of Sales:
Home sales	77,848	84,722
Land sales	—	147
Fee building	5,197	35,497
	83,045	120,366
Gross Margin:
Home sales	16,007	10,937
Land sales	—	—
Fee building	104	730
	16,111	11,667

Home sales gross margin	17.1%	11.4%
Land sales gross margin	N/A	—%
Fee building gross margin	2.0%	2.0%

Selling and marketing expenses	(6,654)	(7,466)
General and administrative expenses	(8,271)	(6,023)
Equity in net income (loss) of unconsolidated joint ventures	174	(1,937)
Interest expense	(354)	(718)
Project abandonment costs	(68)	(14,036)
Loss on early extinguishment of debt	—	(123)
Other income (expense), net	66	223
Pretax income (loss)	1,004	(18,413)
(Provision) benefit for income taxes	(451)	9,937
Net income (loss)	$553	$(8,476)

Earnings (loss) per share:
Basic	$0.03	$(0.42)
Diluted	$0.03	$(0.42)

Interest incurred	$5,331	$6,380
Adjusted EBITDA(1)	$8,163	$6,981
Adjusted EBITDA margin percentage(1)	8.2%	5.3%

	LTM(2) Ended March 31,
	2021	2020
Interest incurred	$22,887	$27,438
Adjusted EBITDA(1)	$38,507	$41,536
Adjusted EBITDA margin percentage (1)	8.1%	6.1%
Ratio of Adjusted EBITDA to total interest incurred (1)	1.7x	1.5x

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

			LTM(2) Ended
	Three Months Ended March 31,		March 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income (loss)	$553	$(8,476)	$(23,840)	$(14,490)
Add:
Interest amortized to cost of sales excluding impairment charges, and interest expensed	4,381	6,864	25,036	29,246
Provision (benefit) for income taxes	451	(9,937)	(16,199)	(13,088)
Depreciation and amortization	1,256	1,845	6,132	8,146
Amortization of stock-based compensation	645	589	2,253	2,283
Cash distributions of income from unconsolidated joint ventures	—	—	110	114
Severance charges	—	—	1,091	—
Acquisition transaction costs	983	—	983	—
Noncash inventory impairments and abandonments	68	14,036	19,130	24,325
Less:
(Gain) loss on early extinguishment of debt	—	123	7,131	(624)
Equity in net (income) loss of unconsolidated joint ventures	(174)	1,937	16,680	5,624
Adjusted EBITDA	$8,163	$6,981	$38,507	$41,536
Total Revenue	$99,156	$132,033	$474,534	$682,534
Adjusted EBITDA margin percentage	8.2%	5.3%	8.1%	6.1%
Interest incurred	$5,331	$6,380	$22,887	$27,438
Ratio of Adjusted LTM(2) EBITDA to total interest incurred			1.7x	1.5x

(2)	"LTM" indicates amounts for the trailing 12 months.

Overview

During the 2021 first quarter, the Company made significant progress with growing its backlog, improving its gross margins and expanding into a new market through its acquisition of Colorado based homebuilder, Epic Homes.  In connection with the acquisition, the Company assumed backlog of 102 homes valued at approximately $100 million as of the closing date on February 26, 2021, and assumed control of 294 owned and controlled lots, including three active communities and one soon-to-be-opened community.

The Company started the year on a strong note as robust housing demand continued through the first quarter across all of our regions and resulted in a 114% increase in net new orders in the 2021 first quarter to 283 homes. The increase in net new home orders was driven primarily by a 120% increase in our monthly sales absorption rate, with the 2021 first quarter monthly sales absorption pace of 4.4 representing the highest reported monthly sales absorption pace in the Company's history. While the Company’s affordable product offerings continue to grow as a percentage of its total community offerings, new home demand was evident across all product segments and contributed to ending the 2021 first quarter with a strong level of the number of homes in backlog, up 273% as compared to the end of the 2020 first quarter (up 208% excluding backlog related to Colorado). The increase in sales pace and improved pricing power experienced in the 2021 first quarter, as well as the prior two quarters, provided opportunities for meaningful price increases at many of the Company’s communities which helped offset recent increases in construction costs and contribute to an increase in gross margin. The Company's gross margin percentage for the 2021 first quarter improved 570 basis points to 17.1% as compared to 11.4% in the prior year period.

Total revenues for the 2021 first quarter were $99.2 million compared to $132.0 million in the prior year period. The year-over-year decrease in revenues was driven largely by an 85% decrease in fee building revenue as a result of a decrease in construction activity at fee building communities in Irvine, California.  Net income for the 2021 first quarter was $0.6 million, or $0.03 per diluted share, compared to a net loss of $8.5 million, or $(0.42) per diluted share for the 2020 first quarter. The year-over-year increase in net income was primarily attributable to the 570 basis point improvement in home sales gross margin percentage for the 2021 first quarter compared to the prior year period, and a $16.3 million reduction in project abandonment and joint venture impairment charges. Adjusted net income for the 2021 first quarter, after excluding transaction costs and the remeasurement impact to the deferred tax asset related to the acquisition of Epic Homes, was $1.5 million*, or $0.08 per diluted share*, compared to an adjusted net loss of $1.1 million*, or ($0.05) per diluted share*, for the 2020 first quarter after excluding $16.3 million in pretax charges and a $2.1 million net deferred tax asset revaluation benefit.

The Company generated operating cash flow of $2.5 million for the 2021 first quarter and ended the quarter with $114.8 million in cash and cash equivalents and had no borrowings outstanding under its revolving credit facility. The Company also completed a $35 million tack-on offering of our 2025 Senior Notes during the 2021 first quarter that were issued at an effective yield of 6.427%. At March 31, 2021, the Company had a debt-to-capital ratio of 58.7% and a net debt-to capital ratio of 45.5%*, which represented a 330-basis point improvement compared to the 2020 first quarter. The Company also repurchased 141,823 shares of our common stock during the 2021 first quarter for $0.8 million.

The Company has been actively evaluating new land opportunities to rebuild its pipeline. The Company plans to execute a balanced approach of acquiring new land positions where it believes such investments will yield results that meet its investment criteria and improve our operating metrics to generate positive shareholder returns, all while appropriately managing its financial position.

*Adjusted net income (loss), adjusted net income (loss) per diluted share, and net debt-to-capital ratio are non-GAAP measures. For a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the appropriate GAAP measures, please see the table below.  For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands, except per share amounts)
Net income (loss)	$553	$(8,476)
Acquisition transaction costs, net of tax	781	—
Abandoned project costs and joint venture impairment, net of tax	—	9,505
Noncash deferred tax asset remeasurement	175	(2,114)
Adjusted net income (loss)	$1,509	$(1,085)

Earnings (loss) per share:
Basic	$0.03	$(0.42)
Diluted	$0.03	$(0.42)

Adjusted earnings (loss) per share:
Basic	$0.08	$(0.05)
Diluted	$0.08	$(0.05)

Weighted average shares outstanding for adjusted earnings (loss) per share:
Basic	18,109,015	19,951,825
Diluted	18,420,631	19,951,825

Abandoned projects costs related to Arizona luxury condominium community	$—	$14,000
Joint venture impairment related to joint venture exit	—	2,287
Acquisition transaction costs	983	—
Less: Related tax benefit	(202)	(6,782)
Acquisition transaction costs, abandoned project costs and joint venture impairment, net of tax	$781	$9,505

Market Conditions and COVID-19 Impact

While the broader economic recovery following the nationwide COVID-19 related shutdown is ongoing, our business generally was only impacted from mid-March of 2020 through mid-second quarter 2020 when economic conditions in our markets started to improve. The Company has recently experienced very strong demand for its homes. This resurgence in demand began in the back half of the 2020 second quarter, following a significant drop in sales at the end of the 2020 first quarter through mid-second quarter 2020 as a result of the initial impact of the COVID-19 pandemic.   The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates, stability and growth in the equity markets, and overall housing affordability.  We attribute the recent higher levels of demand to a number of factors, including low interest rates, a continued undersupply of homes, consumers’ increased focus on the importance of home, and a general desire for more indoor and outdoor space.  We believe these factors will continue to support demand in the near term but recognize our year-over-year order improvement is not necessarily indicative of future results due to various factors including seasonality, anticipated community openings and closeouts, and continued uncertainty surrounding the economic and housing market environments due to the impacts of the ongoing COVID-19 pandemic and the related COVID-19 control responses. The economy in the United States has continued to improve in the 2021 first quarter with millions of American receiving COVID-19 vaccines and states and municipalities increasingly reopening. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the U.S. housing market and our business, including our net orders, backlog and revenues. In addition, we are continuing to see building material cost pressures, particularly with respect to lumber, that could negatively impact our margins in future periods. Despite these challenges, and other factors, which may individually or in combination slow or reverse the current housing recovery from the COVID-19 pandemic-induced disruptions, we believe we are well-positioned to operate effectively through the present environment.

Results of Operations

Net New Home Orders

	Three Months Ended
	March 31,		Increase/(Decrease)
	2021	2020	Amount	%

Net new home orders:
Southern California	57	62	(5)	(8)%
Northern California	129	68	61	90%
Arizona	82	2	80	4,000%
Colorado	15	—	15	N/A
Total net new home orders	283	132	151	114%

Monthly sales absorption rate per community: (1)
Southern California	3.8	1.9	1.9	100%
Northern California	5.2	2.3	2.9	126%
Arizona	3.9	0.4	3.5	875%
Colorado	5.0	—	N/A	N/A
Total monthly sales absorption rate per community (1)	4.4	2.0	2.4	120%

Cancellation rate	8%	16%	(8)%	N/A

Selling communities at end of period:
Southern California	5	11	(6)	(55)%
Northern California	8	10	(2)	(20)%
Arizona	7	1	6	600%
Colorado	3	—	3	N/A
Total selling communities	23	22	1	5%

Average selling communities:
Southern California	5	11	(6)	(55)%
Northern California	8	10	(2)	(20)%
Arizona	7	2	5	250%
Colorado	1	—	1	N/A
Total average selling communities	21	22	(1)	(5)%

(1)	Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Net new home orders for the 2021 first quarter increased 114% as compared to the same period in 2020 primarily due to a 120% increase in our monthly sales absorption rate to 4.4 net orders per community in the 2021 first quarter.  The 2020 first quarter absorption rates were negatively impacted by slower sales activity and cancellations due to stay-at-home orders implemented related to COVID-19 during the latter part of the 2020 first quarter, fear in the overall economic markets which resulted in volatile equity markets and severe and sudden job losses.  The improved demand experienced since the beginning of June 2020 steadily grew in the 2020 third and fourth quarters and continued into the 2021 first quarter with February reaching the highest monthly net order total in the Company's history at 4.8 net orders per community.  We continue to attribute the higher level of demand to a number of factors, including low interest rates, an undersupply of homes, consumers’ increased focus on the importance of the home and strong equity markets. The Company also benefited from the success of its enhanced virtual selling platform from which a large portion of our net new orders were generated from during the 2021 first quarter.  Home buyers continue to demonstrate an increased level of comfort with shopping for homes online allowing our sales team to identify qualified, motivated buyers and converting those leads into sales.

Monthly absorption pace at our more-affordable, entry-level product continued to out-pace the company average for the 2021 first quarter.  For the 2021 first quarter, entry-level communities recorded net new orders of 5.3 sales per month, per actively selling community compared to a 2021 first quarter companywide monthly sales pace of 4.4 per community.  Orders from entry-level communities grew to total approximately 58% of total net new orders for the 2021 first quarter from approximately 40% of total net new orders for the prior year period.

The Company experienced modest cancellation activity with a cancellation rate of 8% for the 2021 first quarter compared to 16% in the 2020 first quarter.  Over half of the cancellations during the prior period 2020 first quarter occurred during the second half of the month of March, primarily as a result of the economic impact COVID-19 had on our buyers.

Backlog

	As of March 31,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	81	$61,820	$763	66	$53,934	$817	23%	15%	(7)%
Northern California	231	158,628	687	105	71,082	677	120%	123%	1%
Arizona	224	91,872	410	3	5,141	1,714	7,367%	1,687%	(76)%
Colorado	113	110,772	980	—	—	—	N/A	N/A	N/A
Total	649	$423,092	$652	174	$130,157	$748	273%	225%	(13)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of March 31, 2021 was up 273% as compared to the prior year period primarily due to a higher number of beginning backlog units, the 114% increase in net new orders during the quarter, a lower backlog conversion rate for the 2021 first quarter, and the assumption of 102 homes in backlog related to the acquisition of Epic Homes.  Our backlog conversion rate was 36% for the 2021 first quarter as compared to 72% in the prior year period. The decrease in the 2021 conversion rate was due to a 175% increase in beginning backlog for the 2021 first quarter as a result of increased presold homes during the third and fourth quarters of 2020 due to strong demand trends across all our markets. The dollar value of backlog at the end of the 2021 first quarter was up 225% year-over-year to $423.1 million, primarily due to the higher number of homes in backlog resulting from higher sales absorption rates and the acquired backlog from Epic Homes, which was partially offset by a 13% decrease in average selling price of homes in backlog as the Company continues to diversify its product offerings, including its expansion into more affordable communities in Arizona.

In Southern California, the total backlog dollar value increased year-over-year primarily as a result of a 23% increase in ending backlog units for the 2021 first quarter, partially offset by a 7% decrease in average selling price. The mix of homes in Southern California ending backlog in the prior year included approximately 12% of homes with average selling prices over $1.8 million, related to a higher-priced second move up community and one luxury community in Orange County which were closed out as of December 31, 2020.

Northern California ending backlog units increased 120% year-over-year due to a 90% increase in orders during the 2021 first quarter and a higher number of beginning backlog units to start the quarter. The increase in the number of homes in Northern California backlog contributed to a 123% increase in backlog dollar value.

In Arizona, the year-over-year increase in homes in backlog dollar value was due to the division opening seven new communities in 2020. All seven new communities have average selling prices within the $300,000 to $550,000 range, as compared to prior year backlog units for Arizona which were comprised of homes from two high-end, closed-out communities where the average price of homes in backlog was $1.7 million at March 31, 2020.

In Colorado, the 113 homes in backlog as of March 31, 2021 were comprised of 46 homes from a first time move community in Aurora with an average selling price of homes in backlog of approximately $592,000, and 67 homes from two second move-up communities in Broomfield and Parker with average selling prices of homes in backlog of $1.3 million and $1.1 million, respectively.

Lots Owned and Controlled

	As of March 31,		Increase/(Decrease)
	2021	2020	Amount	%
Lots Owned:
Southern California	248	437	(189)	(43)%
Northern California	536	588	(52)	(9)%
Arizona	483	385	98	25%
Colorado	150	—	150	N/A
Total	1,417	1,410	7	0%
Lots Controlled:(1)
Southern California	589	426	163	38%
Northern California	229	348	(119)	(34)%
Arizona	125	279	(154)	(55)%
Colorado	142	—	141	N/A
Total	1,085	1,053	31	3%
Total Lots Owned and Controlled - Wholly Owned	2,502	2,463	38	2%
Fee Building Lots(2)	38	1,070	(1,032)	(96)%

(1)

Includes lots that we control under purchase and sale agreements or option agreements with refundable and nonrefundable deposits that are subject to customary conditions and have not yet closed. There can be no assurance that such acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled as of March 31, 2021 increased 2% year-over-year to 2,502 lots, of which 43% were controlled through option contracts in both periods. The increase in wholly owned lots owned and controlled was due to 294 lots we assumed control of in connection with the acquisition of Epic Homes in Denver, Colorado, partially offset by more deliveries in the last twelve months ended March 31, 2021 than lots contracted during the same period and the termination of a purchase contract for lots in Northern California that the Company decided to no longer pursue.  The Company had reduced the level of land acquisition over the last two years as a result of its focus to generate cash flows and reduce its leverage, however, during the latter part of 2020 and into 2021, the Company has been actively evaluating new land opportunities to rebuild its pipeline.

The decrease in fee building lots at March 31, 2021 as compared to the prior year period was primarily attributable to the delivery of homes to customers during the last twelve months ended March 31, 2021, and as a result of the decision made by Irvine Pacific, previously our largest customer, to wind down its fee building arrangement with the Company, which ceased in the 2021 first quarter.  Please see “Fee Building” section below for additional information.

Home Sales Revenue and New Homes Delivered

	Three Months Ended March 31,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	52	$37,541	$722	68	$63,017	$927	(24)%	(40)%	(22)%
Northern California	70	45,673	652	29	20,264	699	141%	125%	(7)%
Arizona	20	7,698	385	10	12,378	1,238	100%	(38)%	(69)%
Colorado	4	2,943	736	—	—	—	N/A	N/A	N/A
Total	146	$93,855	$643	107	$95,659	$894	36%	(2)%	(28)%

New home deliveries increased 36% for the 2021 first quarter compared to the prior year period. The increase in deliveries was the result of a higher number of homes in beginning backlog.  Home sales revenue for the three months ended March 31, 2021 declined 2% year-over-year, primarily due to the 28% decrease in average sales price per delivery, which was partially offset by the increase in deliveries. The decrease in average selling price for the period was consistent with the Company's strategic shift to more-affordable product and increased deliveries from the Company's Northern California and Arizona operations.

The decrease in home sales revenue was primarily driven by Southern California, where homes sales revenue was down 40% year-over-year as a result of a 24% decrease in homes delivered due to a decrease in backlog conversion rate, a lower community count and a 22% decrease in average selling price due to the prior year period including deliveries from several higher-priced, closed-out Orange County and Los Angeles communities. The decrease in home sales revenue during the 2021 first quarter for Arizona was primarily due to a 69% decrease in average sales price due to product mix and, partially offset by a 100% increase in units delivered. In Northern California, home sales revenue for the 2021 first quarter increased 125% due to a 141% increase in homes delivered, partially offset by a 7% decrease in average selling price related to a shift in deliveries from the higher-priced Bay Area to the more-affordable Sacramento region.  The Colorado division also contributed $2.9 million in home sales revenue from the delivery of four homes from its acquired backlog as of February 26, 2021, three of which were from a first time move community in Aurora with an average sales price per delivery of $611,000, and one delivery from a second move up community in Broomfield with a sales price of $1.1 million.

Homebuilding Gross Margin

Homebuilding gross margin for the 2021 first quarter was 17.1% compared to 11.4% for the prior year period.  The 570 basis point improvement was primarily due to a product mix shift, pricing increases and a 230 basis point decrease in interest costs included in cost of home sales. The positive product mix shift was driven by a higher percentage of our total homes sales revenue generated at more affordably-priced communities, which had higher gross margins, as well as more deliveries at one higher margin move-up community in Sacramento, California. The 2021 first quarter cost of home sales included $295,000 of purchase accounting adjustments related to the acquisition of Epic Homes. Excluding these adjustments, gross margin from home sales for the 2021 first quarter was 17.4%*.  Adjusted homebuilding gross margin, which excludes interest in cost of home sales, was 21.3% and 17.9% for the 2021 and 2020 first quarters, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP measure to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of interest in cost of sales, the 340 basis point improvement in the 2021 first quarter was primarily the result of a product mix shift and improved pricing power experienced over the last three quarters.

	Three Months Ended March 31,
	2021	%	2020	%
	(Dollars in thousands)
Home sales revenue	$93,855	100.0%	$95,659	100.0%
Cost of home sales	77,848	82.9%	84,722	88.6%
Homebuilding gross margin	16,007	17.1%	10,937	11.4%
Add: Interest in cost of home sales	4,027	4.2%	6,146	6.5%
Adjusted homebuilding gross margin(1)	$20,034	21.3%	$17,083	17.9%

Home sales revenue	$93,855	100.0%	$95,659	100.0%
Cost of home sales	77,848	82.9%	84,722	88.6%
Homebuilding gross margin	16,007	17.1%	10,937	11.4%
Add: Purchase accounting adjustments	295	0.3%	—	N/A
Homebuilding gross margin before purchase accounting adjustments(1)	$16,302	17.4%	$10,937	11.4%

(1)

Adjusted homebuilding gross margin and margin percentage (or homebuilding gross margin excluding interest in cost of homes sales) and homebuilding gross margin and margin percentage before purchase accounting adjustments are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that leverage, our cost of debt capital and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Land Sales

During the three months ended March 31, 2020, the Company recognized $147,000 of deferred revenue for the remaining completed work on a land sale that initially occurred in the 2019 third quarter.  The Company did not record any land sales during the three months ended March 31, 2021.

Fee Building

In the 2021 first quarter, fee building revenues decreased 85% from the prior year period. The decrease in fee revenues resulted primarily from a decrease in construction activity at fee building communities in Irvine, California. In August 2020, Irvine Pacific, previously our largest customer, made a decision to begin building homes using their own general contractor’s license, effectively terminating our fee building arrangement with them moving forward. During the 2021 first quarter, we completed the transition of our construction management responsibilities to Irvine Pacific and the recognition of all revenues related to the contract. The Company is actively seeking and entering into new fee building opportunities with other land developers with the objective of at least partially offsetting the reduction in Irvine Pacific business in future years, such as our new fee building relationship with FivePoint in Irvine, California. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended March 31, 2021 and 2020, together, Irvine Pacific and FivePoint comprised 96% and 99% of total fee building revenue, respectively.

The cost of fee building decreased 85% in the 2021 first quarter compared to the prior year period consistent with the decrease in fee building activity, and to a lesser extent, lower allocated G&A expenses. The amount of G&A expenses included in the cost of fee building was $0.2 million and $1.0 million for the 2021 and 2020 first quarters, respectively.

Selling, General and Administrative Expenses

	Three Months Ended		As a Percentage of
	March 31,		Home Sales Revenue
	2021	2020	2021	2020
	(Dollars in thousands)
Selling and marketing expenses	$6,654	$7,466	7.1%	7.8%
General and administrative expenses ("G&A")	8,271	6,023	8.8%	6.3%
Total selling, marketing and G&A ("SG&A")	$14,925	$13,489	15.9%	14.1%

G&A	$8,271	$6,023	8.8%	6.3%
Less: Acquisition expenses	(983)	—	(1.0)%	—%
G&A, excluding acquisition expenses	$7,288	$6,023	7.8%	6.3%

Selling and marketing expenses	$6,654	$7,466	7.1%	7.8%
G&A, excluding acquisition expenses	7,288	6,023	7.8%	6.3%
SG&A, excluding acquisition expenses	$13,942	$13,489	14.9%	14.1%

During the 2021 first quarter, our SG&A rate as a percentage of home sales revenue was 15.9% compared to 14.1% in the prior year period. The 2021 first quarter included $1.0 million in pretax acquisition related expenses, which included tail insurance expenses and professional fees, incurred in connection with our acquisition of Epic Homes. Excluding these expenses, the Company's SG&A rate for the 2021 first quarter was 14.9% as compared to 14.1% in the prior year period. The 80 basis point increase was primarily due to a $0.8 million reduction in G&A expenses allocated to fee building cost of sales during the 2021 first quarter and an increase in incentive compensation, which was partially offset by lower amortization of capitalized selling and marketing costs and advertising and model operation cost savings.

SG&A excluding acquisition related expenses as a percentage of home sales revenue is a non-GAAP measure. See the table above reconciling this non-GAAP financial measure to SG&A as a percentage of home sales revenue, the nearest GAAP equivalent. We believe removing the impact of these expenses from our SG&A rate is relevant to provide investors with a better comparison to rates that do not include these expenses.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of March 31, 2021 and 2020, we had ownership interests in nine and ten unconsolidated joint ventures, respectively, none of which have active homebuilding or land development operations as of March 31, 2021.  We consider a joint venture to be "active" if active homebuilding or land development activities are ongoing and the entity continues to own homebuilding lots or homes remaining to be sold. Joint ventures that are not "active" are considered "inactive" and generally only have warranty or limited close-out management and development obligations ongoing. We own interests in our unconsolidated joint ventures that generally range from 10% to 35% and these interests vary by entity.

The Company's joint venture activity for the 2021 first quarter resulted in $0.2 million of pretax income as compared to a $1.9 million pretax loss for the 2020 period. The 2021 first quarter income related primarily to the release of reserves from a land development joint venture for which stated completion obligations were completed and released.  In addition, we delivered the last two homes remaining within our Mountain Shadows luxury community in Paradise Valley, Arizona, which recognized total home sales revenues of $4.8 million. The Company's joint venture loss in 2020 was primarily the result of an other-than-temporary noncash impairment charge of $2.3 million related to its investment in the Bedford joint venture as the result of an agreement by the Company to sell its interest in this joint venture to its partner for less than our current carrying value which closed during the 2020 third quarter.

Interest Expense

During the three months ended March 31, 2021 and 2020, we expensed $0.4 million and $0.7 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835, Interest.  To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.  Based on our current and expected qualified inventory levels, we do not expect to directly expense interest costs for the next several quarters.

Project Abandonment Costs

During the prior year 2020 first quarter, the Company terminated its option agreement for a luxury condominium project in Scottsdale, Arizona due to lower demand levels experienced at this community, substantial investment required to build out the remainder of the project, uncertainty associated with the economic impacts of COVID-19, and the opportunity to recognize a tax benefit from the resulting net operating loss carrybacks. As a result of this strategic decision made in the 2020 first quarter to forgo developing the balance of the property, we recorded a project abandonment charge of $14.0 million related to the capitalized costs, including interest, associated with the portion of the project that was abandoned.

Loss on Early Extinguishment of Debt

During the prior year period ended March 31, 2020, the Company repurchased and retired approximately $4.8 million of its 7.25% Senior Notes due 2022 for a cash payment of approximately $4.8 million.  The Company recognized a loss on early extinguishment of debt of $0.1 million and wrote off approximately $46,000 of unamortized discount, premium and debt issuance costs associated with notes retired.

Provision/Benefit for Income Taxes

For the three months ended March 31, 2021, the Company recorded an income tax provision of  $0.5 million which includes a $0.3 million discrete provision.  The Company's effective tax rate for the three months ended March 31, 2021, differs from the federal statutory rate primarily due to the discrete provision related to estimated blended state tax rate updates and stock compensation, as well as state income tax rates and tax credits for energy efficient homes.

For the three months ended March 31, 2020, the Company recorded an income tax benefit of $9.9 million.  The Company's effective tax rate for the three months ended March 31, 2020, differs from the federal statutory rate due to discrete items, state income tax rates and tax credits for energy efficient homes.  The 2020 first quarter discrete items totaled an $8.1 million benefit, $5.8 million of which related to the $14.0 million project abandonment costs recorded during the quarter and a $2.1 million benefit related to the CARES Act signed into law on March 27, 2020.  The CARES Act allows companies to carry back net operating losses generated in 2018 through 2020 for five years.  The Company recognized a $2.1 million discrete benefit in the 2020 first quarter related to the remeasurement of deferred tax assets originally valued at a 21% federal statutory tax rate which are now available to be carried back to tax years with a 35% federal statutory rate.

Liquidity and Capital Resources

Overview

Our principal sources of capital for the three months ended March 31, 2021 were cash generated from home sales activities, proceeds from the tack-on offering of our 2025 Notes, and distributions from our unconsolidated joint ventures. Our principal uses of capital for the three months ended March 31, 2021 were land purchases, land development, home construction, the acquisition of Epic Homes and repayment of the acquired company's third-party debt, repurchases of the Company's common stock, and payment of operating expenses, interest and routine liabilities.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our real estate inventories and not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home and land construction were previously incurred. From a liquidity standpoint, we are generally active in acquiring and developing lots to maintain or grow our lot supply and community count. We are focused on rebuilding our land pipeline to meet surging housing demand driven by improved economic conditions.  We expect cash outlays for land purchases, land development and home construction at times to exceed cash generated by operations.

During the three months ended March 31, 2021, we generated cash flows from operating activities of $2.5 million. Also during the 2021 first quarter, the Company completed a tack-on offering of its 2025 Notes generating proceeds of $36.1 million. We ended the first quarter of 2021 with $114.8 million of cash and cash equivalents, a $7.5 million increase from December 31, 2020. Generally, we intend to maintain our debt levels within our target net leverage ranges in the near term, and then to deploy a portion of our cash on hand and cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.

During the three months ended March 31, 2021, the Company completed the sale of $35 million in aggregate principal amount of its 7.25% Senior Notes due 2025 (the "Additional 2025 Notes").  The Additional 2025 Notes were issued at an offering price of 103.25% of their face amount, which represents a yield to maturity of 6.427%.

As of March 31, 2021 and December 31, 2020, we had $0.8 million and $2.6 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $1.1 million and $3.1 million, respectively, related to the payment of the above payables.

We intend to utilize both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from operations, to operate our business. As of March 31, 2021, we had outstanding borrowings of $285 million in aggregate principal related to our 2025 Notes and no borrowings outstanding under our $60 million unsecured credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include unsecured corporate level debt, property-level debt, and other public, private or bank debt, land banking arrangements, or common and preferred equity.

While the COVID-19 pandemic continues to create uncertainty as to general economic and housing market conditions for 2021 and beyond, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, our revolving credit facility or, to the extent available, through accessing debt or equity capital, as needed, although no assurances can be provided that such additional debt or equity capital will be available or on acceptable terms.

The 2025 Notes

On October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “Original 2025 Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the Original 2025 Notes, together with cash on hand, were used to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  On February 24, 2021, the Company completed a tack-on private placement offering through the sale of an additional $35.0 million in aggregate principal amount of Additional 2025 Notes (together, with the Original 2025 Notes, the "2025 Notes").  The Additional 2025 Notes were issued at an offering price of 103.25% of their face amount, which represents a yield to maturity of 6.427%.  Unamortized premium and debt issuance costs are amortized and capitalized to interest costs using the effective interest method.  The 2025 Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. Pursuant to the indenture governing our 2025 Notes (the "Indenture"), interest on the 2025 Notes will be paid semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2025 Notes will mature on October 15, 2025.

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

The 2025 Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Restricted payments include, among other things, dividends, investments in unconsolidated entities, and stock repurchases. Under the limitation on incurring or guaranteeing additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Exceptions to the limitation include, among other things, (1) borrowings under existing of future bank credit facilities of up to the greater of (i) $100 million and (ii) 20% of our consolidated tangible assets, (2) non-recourse indebtedness, and (3) indebtedness incurred for the purpose of refinancing or repaying certain existing indebtedness. Under the limitation on restricted payments, we are also prohibited from making restricted payments, aside from certain exceptions, if we do not satisfy either the leverage condition or interest coverage condition. In addition, the amount of restricted payments that we can make is subject to an overall basket limitation, which builds based on, among other things, 50% of consolidated net income from January 1, 2021 forward and 100% of the net cash proceeds from qualified equity offerings. Exceptions to the foregoing limitations on our ability to make restricted payments include, among other things, investments in joint ventures and other investments up to 15% of our consolidated tangible assets and a general basket of up to the greater of $15 million and 3% of our consolidated tangible assets. The Indenture contains certain other covenants, among other things, the ability of the Company and its restricted subsidiaries to issue certain equity interests, make payments in respect of subordinated indebtedness, make certain investments, sell assets, incur liens, create certain restrictions on the ability of restricted subsidiaries to pay dividends or to transfer assets, enter into transactions with affiliates, create unrestricted subsidiaries, and consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The leverage and interest coverage conditions are summarized in the table below, as described and defined further in the Indenture.

	March 31, 2021
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.4	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.43	< 2.25 : 1.0

As of March 31, 2021, we were able to satisfy the leverage ratio condition.

Credit Facility

On October 30, 2020, the Company entered into a Credit Agreement (the “Credit Agreement” or “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing April 30, 2023. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.

As of March 31, 2021, we had no outstanding borrowings under the Credit Facility. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio.  As of March 31, 2021, the interest rate under the Credit Facility was 5.00%  The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the Credit Agreement contains certain financial covenants, including, but not limited to, those listed in the following table.

	March 31, 2021
		Covenant
Financial Covenants	Actual	Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant) (1)	$114,815	$10,000 (1)
EBITDA to Interest Incurred(2)	1.43	> 1.75 : 1.0
Tangible Net Worth	$195,567	$150,594
Net Leverage Ratio	47.3%	< 60%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2 below), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the existing credit facility agreement) which was $22.9 million as of March 31, 2021. The Company was in compliance with this requirement with an unrestricted cash balance of $114.8 million at March 31, 2021.

The Credit Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the Lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events.  As of March 31, 2021 we were in compliance with all covenants under our Credit Facility.

The Credit Agreement also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the Credit Agreement.  As of March 31, 2021, the Company had no outstanding letters of credit issued under the Credit Agreement.  Debt issuance costs for the Credit Agreement, which totaled $1.3 million as of March 31, 2021 are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Letters of credit(1)	$—	$—
Surety bonds(2)	43,914	44,045
Total outstanding letters of credit and surety bonds	$43,914	$44,045

(1)	As of March 31, 2021, there is a $30.0 million sublimit for letters of credit available under our Credit Facility.
(2)	The estimated remaining costs to complete as of March 31, 2021 and December 31, 2020 were $18.2 million and $16.3 million, respectively.

Stock Repurchase Program

On November 18, 2020, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program pursuant to which the Company may purchase up to $10.0 million of shares of its common stock (the “New Repurchase Program”).  Repurchases of the Company’s common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The New Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases, if any, will be determined by the Company’s management at its discretion and be based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements.

During the three months ended March 31, 2021, the Company repurchased and retired 141,823 shares of its common stock at an aggregate purchase price of $0.8 million, or $5.32 per share.   Repurchases made from January 1, 2021 through February 16, 2021 and March 11, 2021 through March 31, 2021 were made pursuant to the Company's Rule 10b5-1 plans.  All repurchased shares were returned to the status of authorized but unissued.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Total debt, net of unamortized premium and debt issuance costs	$280,291	$244,865
Equity	197,567	197,442
Total capital	$477,858	$442,307
Ratio of debt-to-capital(1)	58.7%	55.4%

Total debt, net of unamortized premium and debt issuance costs	$280,291	$244,865
Less: Cash, cash equivalents and restricted cash	115,045	107,459
Net debt	165,246	137,406
Equity	197,567	197,442
Total capital	$362,813	$334,848
Ratio of net debt-to-capital(2)	45.5%	41.0%

(1)

The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt, net of unamortized premium and debt issuance costs by total capital (the sum of total debt, net of unamortized premium and debt issuance costs plus equity).

(2)

The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is total debt, net of unamortized premium and debt issuance costs less cash, cash equivalents and restricted cash to the extent necessary to reduce the debt balance to zero) by total capital. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt-to-capital does not take into account our liquidity and we believe that the ratio net of cash provides supplemental information by which our financial position may be considered. Investors may also find this to be helpful when comparing our leverage to the leverage of our competitors that present similar information.

Cash Flows — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, the comparison of cash flows is as follows:

•	Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2021 compared to $17.3 million for the three months ended March 31, 2020. The year-over-year change was primarily due to an increase in land acquisition and development spend for the 2021 period.
•	Net cash used in investing activities was $5.1 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The increase in cash used was primarily related to the $6.5 million net cash payment the Company made in the 2021 first quarter to complete the Epic Homes acquisition. This outflow was partially offset by the $2.1 million year-over-year decrease in contributions to unconsolidated joint ventures.
•	Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2021 and represented $36.1 million in proceeds from the Company's tack-on offering of its 2025 Notes partially offset by a $23.8 million repayment of debt the Company assumed as part of the Epic Homes acquisition. For the three months ended March 31, 2020, net cash used in financing activities was $7.4 million and primarily consisted of $4.8 million in repurchases of the Company's 2022 Notes and $2.2 million in stock repurchases.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of March 31, 2021, we had $10.1 million of nonrefundable and $0.1 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $89.8 million, net of deposits. These cash deposits are included as a component of our real estate inventories in the accompanying condensed consolidated balance sheets.

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

As of March 31, 2021, we held membership interests in nine unconsolidated joint ventures, six of which related to homebuilding activities and three related to land development. Of the nine joint ventures, none have active homebuilding or land development activities ongoing and are effectively inactive with only warranty activities or limited close-out management and development obligations ongoing.  We consider a joint venture to be "active" if homebuilding or land development activities are ongoing and the entity continues to own homebuilding lots or homes remaining to be delivered.  The Company does not expect to make any future contributions to any of its unconsolidated joint ventures.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to ten months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as late winter and spring home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by the evolution of COVID-19 and its impact on the homebuilding industry and the opening and closeout of communities.  For example, we experienced high demand during the fourth quarter of 2020, which we attribute to market factors including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home amid the COVID-19 pandemic.  Accordingly, as a result of the ongoing uncertainties and evolution of COVID-19, our traditional seasonal pattern was significantly impacted during 2020.

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

Our critical accounting policies and estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in various claims, legal and regulatory proceedings, and litigation arising in the ordinary course of business, including, without limitation warranty claims and litigation and arbitration proceedings alleging construction defects. We do not believe that any such claims and litigation will materially affect our results of operations or financial position. For a discussion of our legal matters and associated reserves, please see Note 11, Commitments and Contingencies to the accompanying notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

				Approximate
				dollar value of
			Total number of	shares that may
			shares purchased	yet be purchased
	Total number of shares purchased		as part of publicly	under the plans or
		Average price paid per share	announced plans or programs(1)	programs
				(in thousands)(1)
January 1, 2021 to January 31, 2021 (2)	42,366	$5.16	42,366	$9,223
February 1, 2021 to February 28, 2021 (2)	17,363	$5.38	17,363	$9,130
March 1, 2021 to March 31, 2021 (2)	82,094	$5.40	82,094	$8,687
	141,823	$5.32	141,823	$8,687

(1)

On November 19, 2020, the Company announced that the Board of Directors (the “Board”) authorized a stock repurchase program pursuant to which the Company may purchase up to $10.0 million of shares of its common stock (the “New Repurchase Program”).  Repurchases of the Company’s common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The Board did not fix any expiration date for the New Repurchase Program.

(2)

Repurchases made from January 1, 2021 through February 16, 2021 and March 11, 2021 through March 31, 2021 were done pursuant to Rule 10b5-1 plans entered into by the Company which cover the periods from  December 16, 2020 to February 16, 2021 and March 11, 2021 to April 30, 2021.

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

3.2	State of Delaware Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 1, 2016)

3.3	Amended and Restated Bylaws of The New Home Company Inc. (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on November 1, 2019)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of The New Home Company Inc., filed with the Secretary of State of Delaware on May 8, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 8, 2020)

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of The New Home Company Inc. filed with the Secretary of State of Delaware on March 29, 2021 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 30, 2021)

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

4.4	Amendment No. 2 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.5*	First Supplemental Indenture, dated as of February 24, 2021, by and between The New Home Company Inc., the guarantors thereto and U.S. Bank National Association as trustee

4.6*	Second Supplemental Indenture, dated as of March 9, 2021, by and between TNHC Colorado Inc., EHPP, LLC, EHTCV, LLC, Epic Homes at Anthem Highlands LLC, The Orchard Group LLC, each a subsidiary of The New Home Company Inc., the guarantors thereto and U.S. Bank National Association as trustee

10.1	Membership Interest Purchase Agreement dated February 26, 2021, among TNHC Colorado Inc., as buyer, and Christina D. Presley and CDP Holdings, LLC, as sellers and Christina D. Presley, as sellers' representative (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 1, 2021)

10.2	Form of The New Home Company Inc. 2016 Incentive Award Plan Cash Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2021)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*

The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: April 30, 2021