Form 10-Q
period 2021-06-30
New Home Co Inc.
filed 2021-07-29
CIK 1574596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

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

Registrant’s shares of common stock outstanding as of July 27, 2021: 18,160,613

THE NEW HOME COMPANY INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$117,329	$107,279
Restricted cash	22	180
Contracts and accounts receivable	4,501	4,924
Due from affiliates	61	102
Real estate inventories	358,273	314,957
Investment in unconsolidated joint ventures	769	2,107
Deferred tax asset, net	14,268	15,447
Other assets	50,263	50,703
Total assets	$545,486	$495,699

Liabilities and equity
Accounts payable	$16,084	$17,182
Accrued expenses and other liabilities	46,092	36,210
Senior notes, net	280,579	244,865
Total liabilities	342,755	298,257
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,160,613 and 18,122,345, shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	182	181
Additional paid-in capital	191,457	191,496
Retained earnings	11,092	5,765
Total stockholders' equity	202,731	197,442
Total liabilities and stockholders' equity	$545,486	$495,699

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Home sales	$135,940	$77,757	$229,795	$173,416
Land sales	—	10	—	157
Fee building, including management fees	4,586	21,193	9,887	57,420
	140,526	98,960	239,682	230,993
Cost of Sales:
Home sales	112,453	66,216	190,301	150,938
Home sales impairments	—	19,000	—	19,000
Land sales	—	10	—	157
Fee building	4,494	20,985	9,691	56,482
	116,947	106,211	199,992	226,577
Gross Margin:
Home sales	23,487	(7,459)	39,494	3,478
Land sales	—	—	—	—
Fee building	92	208	196	938
	23,579	(7,251)	39,690	4,416

Selling and marketing expenses	(7,778)	(6,386)	(14,432)	(13,852)
General and administrative expenses	(9,453)	(6,892)	(17,724)	(12,915)
Equity in net income (loss) of unconsolidated joint ventures	—	(19,962)	174	(21,899)
Interest expense	(91)	(1,271)	(445)	(1,989)
Project abandonment costs	(21)	(94)	(89)	(14,130)
Gain on early extinguishment of debt	—	702	—	579
Other income (expense), net	(116)	(68)	(50)	155
Pretax income (loss)	6,120	(41,222)	7,124	(59,635)
(Provision) benefit for income taxes	(1,346)	16,929	(1,797)	26,866
Net income (loss)	$4,774	$(24,293)	$5,327	$(32,769)

Earnings (loss) per share:
Basic	$0.26	$(1.32)	$0.29	$(1.71)
Diluted	$0.26	$(1.32)	$0.29	$(1.71)
Weighted average shares outstanding:
Basic	18,075,687	18,341,549	18,092,259	19,146,687
Diluted	18,446,015	18,341,549	18,431,276	19,146,687

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Stockholders’ Equity Three Months Ended June 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at March 31, 2020	18,957,165	$190	$191,926	$30,108	$222,224	$112	$222,336
Net loss	—	—	—	(24,293)	(24,293)	—	(24,293)
Stock-based compensation expense	—	—	521	—	521	—	521
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(546)	—	(1)	—	(1)	—	(1)
Shares issued through stock plans	92,635	1	(1)	—	—	—	—
Repurchase of common stock	(817,300)	(9)	(1,476)	—	(1,485)	—	(1,485)
Balance at June 30, 2020	18,231,954	$182	$190,969	$5,815	$196,966	$112	$197,078

Balance at March 31, 2021	18,080,002	$181	$191,068	$6,318	$197,567	$—	$197,567
Net income	—	—	—	4,774	4,774	—	4,774
Stock-based compensation expense	—	—	613	—	613	—	613
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(532)	—	(3)	—	(3)	—	(3)
Shares issued through stock plans	118,646	1	(1)	—	—	—	—
Repurchase of common stock	(37,503)	—	(220)	—	(220)	—	(220)
Balance at June 30, 2021	18,160,613	$182	$191,457	$11,092	$202,731	$—	$202,731

	Stockholders’ Equity Six Months Ended June 30
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2019	20,096,969	$201	$193,862	$38,584	$232,647	$112	$232,759
Net loss	—	—	—	(32,769)	(32,769)	—	(32,769)
Stock-based compensation expense	—	—	1,110	—	1,110	—	1,110
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(58,644)	—	(304)	—	(304)	—	(304)
Shares issued through stock plans	244,812	2	(2)	—	—	—	—
Repurchase of common stock	(2,051,183)	(21)	(3,697)	—	(3,718)	—	(3,718)
Balance at June 30, 2020	18,231,954	$182	$190,969	$5,815	$196,966	$112	$197,078

Balance at December 31, 2020	18,122,345	$181	$191,496	$5,765	$197,442	$—	$197,442
Net income	—	—	—	5,327	5,327	—	5,327
Stock-based compensation expense	—	—	1,258	—	1,258	—	1,258
Shares net settled with the Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(62,084)	—	(320)	—	(320)	—	(320)
Shares issued through stock plans	279,678	2	(2)	—	—	—	—
Repurchase of common stock	(179,326)	(1)	(975)	—	(976)	—	(976)
Balance at June 30, 2021	18,160,613	$182	$191,457	$11,092	$202,731	$—	$202,731

See accompanying notes to the unaudited condensed consolidated financial statements.

THE NEW HOME COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$5,327	$(32,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	1,179	1,637
Amortization of stock-based compensation	1,258	1,110
Inventory impairments	—	19,000
Project abandonment costs	89	14,130
Equity in net (income) loss of unconsolidated joint ventures	(174)	21,899
Depreciation and amortization	2,727	3,623
Gain on early extinguishment of debt	—	(579)
Net changes in operating assets and liabilities:
Contracts and accounts receivable	527	8,870
Due from affiliates	41	98
Real estate inventories	(5,185)	30,579
Other assets	840	(31,133)
Accounts payable	(3,762)	(8,932)
Accrued expenses and other liabilities	2,122	(5,510)
Net cash provided by operating activities	4,989	22,023
Investing activities:
Purchases of property and equipment	(130)	(143)
Contributions to unconsolidated joint ventures	—	(3,847)
Distributions of capital from unconsolidated joint ventures	1,512	2,370
Cash paid for acquisition, net of cash acquired	(6,477)	—
Net cash used in investing activities	(5,095)	(1,620)
Financing activities:
Proceeds from senior notes	36,138	—
Repurchases of senior notes	—	(9,825)
Proceeds from notes payable	—	7,036
Repayment of notes payable	(23,848)	(7,036)
Payment of debt issuance costs	(996)	(255)
Repurchases of common stock	(976)	(3,718)
Tax withholding paid on behalf of employees for stock awards	(320)	(304)
Net cash provided by (used in) financing activities	9,998	(14,102)
Net increase in cash, cash equivalents and restricted cash	9,892	6,301
Cash, cash equivalents and restricted cash – beginning of period	107,459	79,431
Cash, cash equivalents and restricted cash – end of period	$117,351	$85,732

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash of $22,000 and $0.2 million as of  June 30, 2021 and December 31, 2020, respectively, is held in accounts for payments of subcontractor costs incurred in connection with various fee building projects.

The table below shows the line items and amounts of cash and cash equivalents and restricted cash as reported within the Company's condensed consolidated balance sheets for each period shown that sum to the total of the same such amounts at the end of the periods shown in the accompanying condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$117,329	$85,588
Restricted cash	22	144
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$117,351	$85,732

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a real estate asset is deemed impaired, the impairment is calculated by determining the amount the asset's carrying value exceeds its fair value in accordance with ASC 820. We calculate the fair value of real estate inventories considering a land residual value analysis and a discounted cash flow analysis. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Some of the critical assumptions involved with measuring the asset's fair value include estimating future revenues, sales absorption rates, development and construction costs, and other applicable project costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations. For the three and six months ended June 30, 2021, the Company recorded no home sales impairment charges. For the three and six months ended June 30, 2020, the Company recorded $19.0 million in home sales impairment charges. For additional information regarding these impairment charges, please see Note 4.  In cases where we decide to abandon a project, we will fully expense all costs capitalized to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  For the three and six months ended June 30, 2021 and 2020, $21,000, $0.1 million, $0.1 million and $14.1 million in project abandonment costs were incurred, respectively.

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

In conjunction with the Company's Epic Acquisition during the 2021 first quarter, $2.0 million of goodwill was recorded within the Colorado homebuilding reporting segment and is included in other assets in the accompanying condensed consolidated balance sheets at June 30, 2021.  At June 30, 2021, there is no indication that the goodwill asset is impaired and we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.

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

The Company’s fee building revenues have historically been concentrated with a small number of customers. For the three and six months ended June 30, 2021 and 2020, one customer comprised 0%, 18%, 94% and 97%, respectively, of fee building revenue and a separate customer comprised 97%, 78%, 4% and 2%, respectively, of fee building revenue. The balance of the fee building revenues primarily represented management fees earned from unconsolidated joint ventures and third-party customers. As of June 30, 2021 and December 31, 2020, one customer comprised 0% and 35% of contracts and accounts receivable, respectively, and a separate fee building customer comprised 46% and 25%, respectively, with the balance of contracts and accounts receivable primarily representing escrow receivables from home sales.

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

Under ASC 810, a nonrefundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as real estate inventories, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, a VIE may have been created. At June 30, 2021, the Company had outstanding nonrefundable cash deposits of $12.2 million pertaining to land option contracts and purchase contracts.

As of  June 30, 2021 and December 31, 2020, the Company was not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Non-controlling Interest

During 2013, the Company entered into a joint venture agreement with a third-party property owner. In accordance with ASC 810, the Company analyzed this arrangement and determined that it was not a VIE; however, the Company determined it was required to consolidate the joint venture as the Company has a controlling financial interest with the powers to direct the major decisions of the entity.  During the third quarter of 2020, the Company and its partner dissolved the joint venture, and as of  June 30, 2021 and December 31, 2020, the third-party investor had an equity balance of $0.

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

As of June 30, 2021, the Company concluded that none of its joint ventures were VIEs and accounted for these entities under the equity method of accounting.

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

We review real estate inventory held by our unconsolidated joint ventures for impairment on a quarterly basis, consistent with how we review our real estate inventories as described in more detail above in the section entitled "Real Estate Inventories and Cost of Sales." We also review our investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value in accordance with ASC 820.  To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly. For the three and six months ended June 30, 2021 and 2020, the Company recorded other-than-temporary, noncash impairment charges of $0, $0, $20.0 million and $22.3 million, respectively, related to our investment in unconsolidated joint ventures.  Joint venture impairment charges are included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contracts and Accounts Receivable

Contracts and accounts receivable primarily represent the fees earned, but not collected, and reimbursable project costs incurred in connection with fee building agreements. The Company periodically evaluates the collectability of its contracts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its customers. Factors considered in such evaluations include, but are not limited to: (i) customer type; (ii) historical contract performance; (iii) historical collection and delinquency trends; (iv) customer credit worthiness; and (v) general economic conditions. In addition to contracts receivable, escrow receivables are included in contracts and accounts receivable in the accompanying condensed consolidated balance sheets. As of  June 30, 2021 and December 31, 2020, no allowance was recorded related to contracts and accounts receivable.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the tax asset we conclude is more likely than not unrealizable.  In accordance with ASC 740, the determination of whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets and should be established based on the consideration of all available evidence.  Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with net operating losses and tax credit carryforwards and the available tax planning alternatives, to the extent these items are applicable, and the availability of net operating loss carrybacks under certain circumstances. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible, as well as the ability to carryback net operating losses in the event that this option becomes available.  The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements. At June 30, 2021 and December 31, 2020, based on our analysis of all available positive and negative evidence, and other relevant factors, we did not establish a valuation allowance except for $20,000 recorded against a capital loss.  Please refer to Note 14 for more information.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. At June 30, 2021, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company classifies any interest and penalties related to income taxes assessed as part of the provision/benefit for income taxes. As of June 30, 2021, the Company has not been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

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

During the three and six months ended June 30, 2021, the Company repurchased and retired 37,503 and 179,326 shares of its common stock at an aggregate purchase price of $0.2 million and $1.0 million, respectively. During the three and six months ended June 30, 2020, the Company repurchased and retired 817,300 and 2,051,183 shares of its common stock at an aggregate purchase price of $1.5 million and $3.7 million, respectively. The purchases were made under previously announced stock repurchase programs and the Company had remaining purchase authorization of $8.5 million as of  June 30, 2021. Repurchases from January 1, 2021 through February 16, 2021, March 11, 2021 through April 30, 2021 and  March 20, 2020 through May 11, 2020 were made pursuant to the Company's Rule 10b5-1 plans.  All repurchased shares were returned to the status of authorized but unissued.

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

Dividends

No dividends were paid on our common stock during the three and six months ended June 30, 2021 and 2020. We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with Delaware law, restrictions contained in any financing instruments, including but not limited to, our unsecured credit facility and senior notes indenture, and such other factors as our board of directors deem relevant.

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

2. Computation of Earnings (Loss) Per Share

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$4,774	$(24,293)	$5,327	$(32,769)

Denominator:
Basic weighted-average shares outstanding	18,075,687	18,341,549	18,092,259	19,146,687
Effect of dilutive shares:
Stock options and unvested restricted stock units	370,328	—	339,017	—
Diluted weighted-average shares outstanding	18,446,015	18,341,549	18,431,276	19,146,687

Basic earnings (loss) per share	$0.26	$(1.32)	$0.29	$(1.71)
Diluted earnings (loss) per share	$0.26	$(1.32)	$0.29	$(1.71)

Antidilutive stock options and unvested restricted stock units not included in diluted earnings (loss) per share	1,204,108	1,897,100	1,220,695	1,841,463

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Contracts and Accounts Receivable

Contracts and accounts receivable consist of the following:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Contracts receivable:
Costs incurred on fee building projects	$9,691	$79,583
Estimated earnings	196	1,420
	9,887	81,003
Less: amounts collected during the period	(7,802)	(77,861)
Contracts receivable	$2,085	$3,142

Contracts receivable:
Billed	$—	$—
Unbilled	2,085	3,142
	2,085	3,142
Accounts receivable:
Escrow receivables	2,028	1,782
Other receivables	388	—
Contracts and accounts receivable	$4,501	$4,924

Billed contracts receivable represent amounts billed to customers that have yet to be collected. Unbilled contracts receivable represents the contract revenue recognized but not yet invoiced. All unbilled receivables as of  June 30, 2021 are expected to be billed and collected within 30 days. Accounts payable at  June 30, 2021 and  December 31, 2020 includes $1.8 million and $2.6 million, respectively, related to costs incurred under the Company’s fee building contracts.

4. Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Deposits and pre-acquisition costs	$18,246	$12,202
Land held and land under development	115,099	127,807
Homes completed or under construction	196,788	133,567
Model homes	28,140	41,381
	$358,273	$314,957

All of our deposits and pre-acquisition costs are nonrefundable, except for refundable deposits of $0.5 million and $0.1 million as of  June 30, 2021 and December 31, 2020, respectively.

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the 2021 first quarter, the company completed the Epic Acquisition.  The purchase price was approximately $8.5 million, $6.9 million of which was paid at closing with the balance to be paid in future installments, and was funded with cash on hand.  This transaction was accounted for as a business combination in accordance with ASC 805.  Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair values with the excess allocated to goodwill.  We recorded approximately $37.0 million of real estate inventories owned, $2.0 million of goodwill, $1.2 million of other assets, $24.1 million of notes payable, and $7.6 million of accounts payable and other accrued liabilities. The Company determined the fair value of real estate inventories on an individual project level basis using a combination of a land residual analysis and a discounted cash flow analysis. These methods are significantly impacted by estimates relating to expected selling prices, anticipated sales pace, cost to complete estimates, and the highest and best use of projects prior to acquisition. These estimates were developed and used at the individual project level, and may vary significantly between projects. Other assets, accounts receivable, accounts payable, notes payable and accrued expenses and other liabilities were stated at historical value due to the short-term nature of these items. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into the Colorado market.  It also represents the value we expect to receive through the use of the "Epic Homes" trade name which the Company will continue to use in the Colorado market.  The Company estimates that the entire $2.0 million of goodwill resulting from the Epic Acquisition will be tax deductible. Goodwill is included in the Colorado homebuilding reporting segment in Note 15.

In addition, we incurred approximately $1.0 million of transaction costs related to the Epic Acquisition, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Following the consummation of the Epic Acquisition, the Company repaid approximately $23.8 million of the Epic Companies’ third-party indebtedness. As of June 30, 2021, the purchase price accounting reflected in the accompanying condensed financial statements is preliminary and is based upon estimates and assumptions that may be subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). All net assets and operations acquired in this transaction are included in the Colorado homebuilding reporting segment. The supplemental pro forma information for revenue and earnings of the Company as though the business combination had occurred as of January 1, 2020 has not been presented as this pro forma information was not deemed material for the periods ended June 30, 2021 or 2020.

In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. We review each real estate asset at the community-level on a quarterly basis or whenever indicators of impairment exist.  For the three and six months ended June 30, 2021, the Company recognized no real estate-related impairments. For the three and six months ended June 30, 2020, the Company recognized inventory impairments of $19.0 million in cost of sales resulting in an increase of $17.8 million and $1.2 million in pretax loss for our California and Arizona homebuilding segments, respectively. The fair values for the homebuilding projects impaired were calculated under discounted cash flow models using discount rates ranging from 14%-26%. The following table summarizes inventory impairments recorded during the three and six months ended  June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Inventory impairments:
Home sales	$—	$19,000	$—	$19,000
Total inventory impairments	$—	$19,000	$—	$19,000

Remaining carrying value of inventory impaired at period end	$—	$79,033	$—	$79,033
Number of projects impaired during the period	—	5	—	5
Total number of projects subject to periodic impairment review during period (1)	31	27	31	27

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

5. Capitalized Interest

Interest is capitalized to inventory and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related homes and land parcels are closed. Interest capitalized to investment in unconsolidated joint ventures is amortized to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes or lots close, or in instances where lots are sold from the unconsolidated joint venture to the Company, the interest is added to the land basis and included in cost of sales when the related lots or homes are sold to third-party buyers. Interest expense is comprised of interest incurred but not capitalized and is reported as interest expense in our condensed consolidated statements of operations.  For the three and six months ended June 30, 2021 and 2020 interest incurred, capitalized and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest incurred	$5,751	$6,150	$11,082	$12,530
Interest capitalized to inventory	(5,660)	(4,879)	(10,637)	(10,541)
Interest expensed	$91	$1,271	$445	$1,989

Capitalized interest in beginning inventory	$23,003	$25,152	$22,053	$26,397
Interest capitalized as a cost of inventory	5,660	4,879	10,637	10,541
Previously capitalized interest included in cost of home and land sales	(5,616)	(4,601)	(9,643)	(10,747)
Previously capitalized interest included in project abandonment costs	—	—	—	(761)
Capitalized interest in ending inventory	$23,047	$25,430	$23,047	$25,430

Capitalized interest in beginning investment in unconsolidated joint ventures	$—	$93	$—	$541
Previously capitalized interest included in equity in net income (loss) of unconsolidated joint ventures	—	(31)	—	(479)
Capitalized interest in ending investment in unconsolidated joint ventures	—	62	—	62
Total capitalized interest in ending inventory and investments in unconsolidated joint ventures	$23,047	$25,492	$23,047	$25,492

Capitalized interest as a percentage of inventory	6.4%	6.9%	6.4%	6.9%
Interest included in cost of home sales as a percentage of home sales revenue	4.1%	6.0%	4.2%	6.2%

Capitalized interest as a percentage of investment in unconsolidated joint ventures	—%	0.5%	—%	0.5%

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

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in Unconsolidated Joint Ventures

As of  June 30, 2021 and December 31, 2020, the Company had ownership interests in nine unconsolidated joint ventures with ownership percentages that generally ranged from 10% to 50%. The condensed combined balance sheets for our unconsolidated joint ventures accounted for under the equity method were as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$14,422	$16,709
Restricted cash	250	611
Real estate inventories	—	3,172
Other assets	1,023	1,834
Total assets	$15,695	$22,326

Accounts payable and accrued liabilities	$12,624	$13,487
Notes payable	—	—
Total liabilities	12,624	13,487
The New Home Company's equity(1)	769	2,107
Other partners' equity	2,302	6,732
Total equity	3,071	8,839
Total liabilities and equity	$15,695	$22,326

(1)	Balance represents the Company's interest, as reflected in the financial records of the respective joint ventures.

The condensed combined statements of operations for our unconsolidated joint ventures accounted for under the equity method were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Revenues	$—	$30,290	$5,353	$61,937
Cost of sales and expenses	—	28,672	5,152	58,957
Net income of unconsolidated joint ventures	$—	$1,618	$201	$2,980
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$—	$(19,962)	$174	$(21,899)

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its investments in unconsolidated joint ventures for other-than-temporary declines in value. To the extent we deem any declines in value of our investment in unconsolidated joint ventures to be other-than-temporary, we impair our investment accordingly. For the three and six months ended June 30, 2021 and 2020, the Company recorded other-than-temporary, noncash impairment charges of $0, $0, $20.0 million and $22.3 million, respectively. During the 2020 second quarter, the Company made the determination to exit its TNHC Russell Ranch LLC ("Russell Ranch") venture due to low expected financial returns relative to the required future capital contributions and related risks, including the potential impact of COVID-19 on the economy, as well as the Company's opportunity to pursue federal tax loss carryback refund opportunities from the passage of the CARES Act. As a result, the Company determined that its investment in the joint venture was not recoverable and recorded a $20.0 million other-than-temporary impairment charge to write off its investment in Russell Ranch and record a liability for its estimated costs to complete the Phase 1 backbone infrastructure costs. The joint venture completed a sale of substantially all of its underlying assets to a third-party during the 2020 fourth quarter that resulted in the Company recording income of $4.5 million to equity in net income (loss) of unconsolidated joint ventures, partially offsetting the other-than-temporary impairment recorded in the 2020 second quarter. The remaining 2020 impairment charge of $2.3 million related to our investment in the Arantine Hills Holdings LP ("Bedford") joint venture and is included in equity in net income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.  During the 2020 first quarter, the Company agreed in principle to sell its interest in this joint venture to our partner for less than its carrying value. This transaction closed during the 2020 third quarter.  Pursuant to our agreement to sell our interest, the purchase price was $5.1 million for the sale of our partnership interest and we have an option to purchase at market up to 30% of the total lots from the masterplan community.

As a smaller reporting company, the Company is subject to the provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% or more of the Company's consolidated net income (loss).  For the three and six months ended June 30, 2020, the loss allocation from one of the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net loss. For the three and six months ended June 30, 2021, no profit or loss allocations from the Company's unconsolidated joint ventures accounted for under the equity method exceeded 20% of the Company's consolidated net income. The table below presents select combined financial information for this joint venture for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Revenues	$—	$—	$504	$—
Cost of home and land sales	—	—	—	—
Gross margin	$—	$—	$504	$—
Expenses	—	58	—	345
Net income (loss)	$—	$(58)	$504	$(345)
Equity in net income (loss) of unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations (1)	$—	$(20,000)	$252	$(20,000)

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

In the above table, the Company's net losses for the three and six months ended June 30, 2020 include a $20.0 million other-than-temporary impairment charge related to its Russell Ranch joint venture discussed above.

For the three and six months ended June 30, 2021 and 2020, the Company earned $0, $0.1 million, $0.2 million and $0.6 million, respectively, in management fees from its unconsolidated joint ventures. For additional detail regarding management fees, please see Note 12.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)

Capitalized selling and marketing costs, net(1)	$5,076	$5,895
Prepaid income taxes(2)	25,465	27,866
Insurance receivable(3)	5,166	4,816
Warranty insurance receivable(4)	2,960	2,480
Prepaid expenses	6,566	6,331
Right-of-use lease assets	2,670	2,997
Goodwill	2,000	—
Other	360	318
	$50,263	$50,703

(1)

Capitalized selling and marketing costs includes costs incurred for tangible assets directly used in the sales process such as our sales offices, design studios and model furnishings, and also includes model landscaping costs. The Company depreciated $1.4 million, $2.6 million, $1.7 million and $3.5 million of capitalized selling and marketing costs to selling and marketing expenses during the three and six months ended June 30, 2021 and 2020, respectively.

(2)	The amount at June 30, 2021 includes approximately $25.3 million of expected federal income tax refunds due to the Company for net operating loss carrybacks.
(3)

At December 31, 2020, the Company recorded insurance receivables of $4.8 million which was related to expected insurance reimbursements for $1.0 million in litigation reserves related to one claim and $3.8 million of IBNR litigation reserves. During the six months ended June 30, 2021, the claim-specific litigation reserve was increased by $0.4 million, all of which is expected to be reimbursed by insurance resulting in an increase of the same amount to insurance receivables.  For more information, please refer to Note 8.

(4)

During the three and six months ended June 30, 2021, the Company adjusted its warranty insurance receivable upward by $0.4 million and $0.6 million, respectively, to true-up the receivable to its estimate of qualifying reimbursable expenditures as a result of an increase of the same amount to its warranty reserve.  Also during the six months ended June 30, 2021, the Company received $0.1 million in insurance reimbursements for warranty claims.  During the three and six months ended June 30, 2020, the Company adjusted its warranty insurance receivable by $0.2 million and $0.3 million, respectively, to true-up the receivable to its estimate of qualifying reimbursable expenditures, which resulted in pretax income of the same amount.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Warranty accrual (1)	$7,632	$7,276
Litigation reserves (2)	7,078	5,641
Accrued interest	4,305	3,172
Accrued compensation and benefits	6,198	7,106
Completion reserve	4,655	5,683
Customer deposits	10,281	2,898
Lease liabilities	2,886	3,180
Other accrued expenses	3,057	1,254
	$46,092	$36,210

(1)	Included in the amount at June 30, 2021 and December 31, 2020 is approximately $3.0 million and $2.5 million, respectively, of warranty liabilities estimated to be recovered by our insurance policies.
(2)	At December 31, 2020, litigation reserves of $5.6 million were recorded related to construction defect claim reserves which consisted of $1.0 million for a claim-specific reserve and $4.6 million for IBNR construction defect claims. During the six months ended June 30, 2021, the Company increased its claim-specific reserve by $0.4 million and recorded estimated insurance receivables of the same amount as the self-insured retention deductible has been met for this claim. Also during the six months ended June 30, 2021, the Company recorded $1.1 million of additional IBNR reserves within litigation reserves.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Beginning warranty accrual for homebuilding projects	$7,431	$6,836	$7,269	$7,195
Warranty provision for homebuilding projects	664	357	1,129	778
Warranty payments for homebuilding projects	(845)	(481)	(1,551)	(1,261)
Adjustment to warranty accrual(1)	375	—	778	—
Ending warranty accrual for homebuilding projects	7,625	6,712	7,625	6,712

Beginning warranty accrual for fee building projects	7	28	7	28
Warranty provision for fee building projects	—	—	—	—
Warranty efforts for fee building projects	—	—	—	—
Ending warranty accrual for fee building projects	7	28	7	28
Total ending warranty accrual	$7,632	$6,740	$7,632	$6,740

(1)	During the three and six months ended June 30, 2021, the Company recorded an adjustment of $0.4 million and $0.6 million, respectively, to increase its warranty accrual for homebuilding projects. The Company also recorded a corresponding increase of the same amount to its warranty insurance receivable included in other assets in the condensed consolidated balance sheets at June 30, 2021. The adjustment for the six months ended June 30, 2021 also includes $0.2 million of warranty reserves related to the Epic Acquisition.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Senior Notes and Unsecured Revolving Credit Facility

Indebtedness consisted of the following:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
7.25% Senior Notes due 2025, net	$280,579	$244,865
Unsecured revolving credit facility	—	—
Total Indebtedness	$280,579	$244,865

2022 Notes

On March 17, 2017, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the "2022 Notes").  On May 4, 2017, the Company completed a tack-on private placement offering through the sale of an additional $75 million in aggregate principal amount of the 7.25% Senior Notes due 2022.

During the three months ended  June 30, 2020, the Company repurchased and retired approximately $5.8 million in face value of the 2022 Notes for a cash payment of approximately $5.0 million.  Total repurchases of the 2022 Notes for the six months ended  June 30, 2020 equaled approximately $10.5 million in face value of the 2022 Notes for a cash payment of approximately $9.8 million. For the three and six months ended  June 30, 2020, the Company recognized a gain on early extinguishment of debt of $0.7 million and $0.6 million, respectively, which included the write off of approximately $49,000 and $95,000, respectively, of unamortized discount, premium and debt issuance costs associated with the 2022 Notes retired.

As discussed below, the 2022 Notes were redeemed in full on November 12, 2020.

2025 Notes

On October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “Original 2025 Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933 (the "Securities Act") and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the Original 2025 Notes, together with cash on hand, were used to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  On February 24, 2021, the Company completed a tack-on private placement offering through the sale of an additional $35 million in aggregate principal amount of the 7.25% Senior Notes Due 2025 ("Additional 2025 Notes" and together, with the Original 2025 Notes, the "2025 Notes").  The Additional 2025 Notes were issued at an offering price of 103.25% of their face amount, which represents a yield to maturity of 6.427%.  The carrying amount of the 2025 Notes listed above at June 30, 2021 is net of unamortized premium of $1.0 million and unamortized debt issuance costs of $5.4 million.  The carrying amount of the 2025 Notes listed above at December 31, 2020 is net of unamortized debt issuance costs of $5.1 million.  Unamortized premium and debt issuance costs are amortized and capitalized to interest costs using the effective interest method. Pursuant to the indenture governing our 2025 Notes (the "Indenture"), interest on the 2025 Notes is payable semiannually in arrears on  April 15 and  October 15 of each year, commencing on  April 15, 2021. The 2025 Notes will mature on  October 15, 2025.

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

The 2025 Notes and the guarantees are the Company’s and the Guarantors' senior unsecured obligations. The 2025 Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsecured senior debt, including borrowings under the Company's Credit Facility, and senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated debt. The 2025 Notes and the guarantees will be effectively subordinated to any of the Company’s and the Guarantors’ existing and future secured debt. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's wholly owned subsidiaries (collectively, the "Guarantors"). The guarantees are full and unconditional. The Indenture provides that the guarantee of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a "Restricted Subsidiary" (as defined in the Indenture), which sale, transfer, exchange or other disposition is made in compliance with applicable provisions of the Indenture; (2) upon the proper designation of such Guarantor as an "Unrestricted Subsidiary" (as defined in the Indenture), in accordance with the Indenture; (3) upon request of the Company and certification in an officers’ certificate provided to the trustee that the applicable Guarantor has become an "Immaterial Subsidiary" (as defined in the Indenture), so long as such Guarantor would not otherwise be required to provide a guarantee pursuant to the Indenture; provided that, if immediately after giving effect to such release the consolidated tangible assets of all Immaterial Subsidiaries that are not Guarantors would exceed 5% of consolidated tangible assets, no such release shall occur, (4) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture; (5) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company or any other Guarantor so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; or (6) upon the full satisfaction of the Company’s obligations under the Indenture; provided that in each case if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case   may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture.

The New Home Company Inc. operates as a holding company and all of its homebuilding construction, fee building, development and sales activities are conducted through its subsidiaries.  At June 30, 2021 and December 31, 2020, all of the Company's subsidiaries were 100% owned subsidiaries and Guarantors.  The New Home Company Inc. has no independent assets or operations and the guarantees of its subsidiaries are full unconditional and joint and several.  For more information regarding the Company's assets and operations, please see Note 15.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

On   October 30, 2020, the Company entered into a Credit Agreement (the “Credit Agreement” or “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing  April 30, 2023. The Credit Agreement also provides that, under certain circumstances, the Company  may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.  As of June 30, 2021 and December 31, 2020, we had no outstanding borrowings under the Credit Facility.

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio.  As of June 30, 2021, the interest rate under the Credit Facility for the LIBOR-based rate was 5.00%  The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the Credit Agreement contains certain financial covenants, including requiring that the Company to maintain (i) a consolidated tangible net worth not less than $150 million plus 50% of the cumulative consolidated net income for each fiscal quarter commencing on or after  June 30, 2020, (ii) a net leverage ratio not greater than 60%, (iii) minimum liquidity of at least $10 million, and (iv) an interest coverage ratio no less than 1.75 to 1 or, if this test is not met, to maintain unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred. The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans and terminate the commitments thereunder.  As of June 30, 2021, the Company was in compliance with all financial covenants.

The Credit Facility also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the Credit Agreement.  As of June 30, 2021 and  December 31, 2020 the Company had no outstanding letters of credit issued under the Credit Facility.  Debt issuance costs for the Credit Facility, which totaled $1.2 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively, are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.25% Senior Notes due 2025, net (1)	$280,579	$299,963	$244,865	$256,875

(1)

The carrying value for the 2025 Notes, as presented at June 30, 2021, is net of unamortized premium of $1.0 million, and unamortized debt issuance costs of $5.4 million. The carrying value for the 2025 Notes, as presented at December 31, 2020, is net of unamortized debt issuance costs of $5.1 million. The unamortized unamortized premium and debt issuance costs are not factored into the estimated fair value.

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

For the three and six months ended  June 30, 2020, the Company recognized other-than-temporary impairments for its investment in unconsolidated joint ventures of $20.0 million and $22.3 million, respectively. Impairment charges of $20.0 million were recorded in the 2020 second quarter related to the Company's intent to exit from its interest in its Russell Ranch joint venture whereby the investment balance was written off, and in the 2020 first quarter, the Company recorded an impairment charge of $2.3 million related to the Company's agreement to sell its interest in the Bedford joint venture to its partner for less than its current carrying value. The Bedford transaction closed during the 2020 third quarter and the Russell Ranch joint venture liquidated substantially all of its underlying assets in the 2020 fourth quarter. The 2020 impairment adjustments were made using Level 2 and Level 3 inputs and assumptions.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

From time-to-time, the Company is involved in various legal matters arising in the ordinary course of business, including warranty and construction defect litigation. These claims and legal proceedings are of a nature that we believe are normal and incidental to a homebuilder. We make provisions for loss contingencies when they are probable and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. At December 31, 2020, our litigation reserves for construction defect claims totaled $5.6 million which consisted of $1.0 million for a claim-specific reserve and $4.6 million for IBNR construction defect claims.  During the six months ended June 30, 2021, the Company increased its claim-specific reserve $0.4 million and recorded an additional $1.1 million toward its reserve for IBNR construction defect claims resulting in a total $7.1 million litigation reserve at June 30, 2021.  As of  December 31, 2020, the Company's insurance receivable was $4.8 million, partially offsetting the related litigation reserves, based on our estimates of meeting the self-insured retention deductibles.  During the six months ended June 30, 2021, the Company increased its estimated insurance receivable by $0.4 million to offset the claim-specific reserve adjustment made to the litigation reserve during the quarter resulting in a total $5.2 million insurance receivable at June 30, 2021.  Due to the inherent uncertainty and judgement used in these assumptions, our actual costs and related insurance recoveries could differ significantly from amounts currently estimated. Please refer to Note 1, Note 7 and Note 8 for more information on litigation reserves for construction defect claims and related insurance recoveries.  In view of the inherent unpredictability of litigation, we generally cannot predict their ultimate resolution, related timing or eventual loss.

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

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of  June 30, 2021 and December 31, 2020, the Company had outstanding surety bonds totaling $42.0 million and $44.0 million, respectively. The estimated remaining costs to complete of such improvements as of  June 30, 2021 and  December 31, 2020 were $21.1 million and $16.3 million, respectively. The beneficiaries of the bonds are various municipalities, homeowners associations, and other organizations. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company accounts for contracts deemed to contain a lease under ASC 842, Leases. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Our lease population is fully comprised of operating leases and includes leases for certain office space and equipment for use in our operations. For all leases with an expected term that exceeds one year, right-of-use lease assets and lease liabilities are recorded within our condensed consolidated balance sheets. The depreciable lives of right-of-use lease assets are limited to the expected term which would include any renewal options we expect to exercise. The exercise of lease renewal options is generally at our discretion and we expect that in the normal course of business, leases that expire will be renewed or replaced by other leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.  Variable lease payments consist of non-lease services related to the lease.  Variable lease payments are excluded from the right-of-use lease assets and lease liabilities and are expensed as incurred.  Right-of-use lease assets are included in other assets and totaled $2.7 million and $3.0 million, respectively, at June 30, 2021 and December 31, 2020.  Lease liabilities are recorded in accrued expenses and other liabilities and totaled $2.9 million and $3.2 million, respectively, at June 30, 2021 and December 31, 2020.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020, lease costs and cash flow information for leases with terms in excess of one year was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Lease cost:
Lease costs included in general and administrative expenses	$266	$314	$526	$625
Lease costs included in real estate inventories	90	111	153	208
Lease costs included in selling and marketing expenses	28	59	57	98
Net lease cost (1)	$384	$484	$736	$931

Other Information:
Lease cash flows (included in operating cash flows)(1)	$373	$518	$671	$1,016

(1)

Amount does not include the cost of short-term leases with terms of less than one year which totaled approximately $0, $0, $30,000 and $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively, or the benefit from a sublease agreement of one of our office spaces which totaled approximately $61,000, $122,000, $59,000 and $118,000 for the three and six months ended June 30, 2021 and 2020, respectively.

Future lease payments under our operating leases are as follows (dollars in thousands):

Remaining for 2021	$611
2022	773
2023	631
2024	588
2025	479
Thereafter	—
Total lease payments(1)	$3,082
Less: Interest(2)	196
Present value of lease liabilities(3)	$2,886

(1)	Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)

Our leases do not provide a readily determinable implicit rate. Therefore, we utilized our incremental borrowing rate for such leases to determine the present value of lease payments at the lease commencement date.  There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2021 and December 31, 2020.

(3)	The weighted average remaining lease term and weighted average incremental borrowing rate used in calculating our lease liabilities were 3.8 years and 4.7%, respectively at June 30, 2021.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

During the three and six months ended June 30, 2021 and 2020, the Company incurred construction-related costs on behalf of its unconsolidated joint ventures totaling $0.1 million, $0.3 million, $1.0 million and $2.2 million, respectively. As of  June 30, 2021 and December 31, 2020, $0.1 million and $0.1 million, respectively, are included in due from affiliates in the accompanying condensed consolidated balance sheets related to such costs.

The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to the underlying projects (collectively referred to as the "Management Agreements"). Pursuant to the Management Agreements, the Company receives a management fee based on each project’s revenues. During the three and six months ended June 30, 2021 and 2020, the Company earned $0, $0.1 million, $0.2 million and $0.6 million, respectively, in management fees, which have been recorded as fee building revenues in the accompanying condensed consolidated statements of operations. As of  June 30, 2021 and December 31, 2020, $0 and $36,000 of management fees are included in due from affiliates in the accompanying condensed consolidated balance sheets.

One member of the Company's board of directors beneficially owns more than 10% of the Company's outstanding common stock through an affiliated entity, IHP Capital Partners VI, LLC ("IHP"), and is also affiliated with entities that have investments in two of the Company's unconsolidated joint ventures, TNHC Meridian Investors LLC (which is owner of another entity, TNHC Newport LLC, which entity owned our "Meridian" project) and Russell Ranch. The Company's investment in these two joint ventures was $0.1 million at  June 30, 2021 and $0.1 million at December 31, 2020.  During the 2020 second quarter, the Company made the decision to exit the Russell Ranch joint venture due to the low expected financial returns relative to future capital requirements and related risks.  The Company determined that the value of its investment in Russell Ranch declined beyond its current carrying value and recorded a $20.0 million other-than-temporary impairment charge to write off its investment balance and record its estimated remaining costs to complete during the 2020 second quarter.  The joint venture completed the sale of Phases 2 and 3, its remaining developable lots, to a third-party purchaser during the 2020 fourth quarter that resulted in the Company recording income of $4.5 million to equity in income (loss) of unconsolidated joint ventures, partially offsetting the other-than-temporary impairment recorded during the 2020 second quarter. The members agreed upon and distributed proceeds from the sale to the members less a reserve amount which is maintained by the joint venture to address close out matters, such as warranty, contingent liabilities, remaining Phase 1 infrastructure improvements, and common amenity operations until turnover to homeowners’ association. Due to the joint venture's close out status, the members confirmed that no further preferred return would accrue or be payable and future distributions would be made 50% to IHP and 50% to TNHC.

In its ordinary course of business, the Company enters into agreements to purchase lots from unconsolidated land development joint ventures of which it is a member. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales, the Company defers its portion of the underlying gain from the joint venture's sale of these lots to the Company. When the Company purchases lots directly from the joint venture, the deferred gain is recorded as a reduction to the Company's land basis on the purchased lots.  In this instance, the gain is ultimately recognized when the Company delivers homes on such lots to third-party home buyers at the time of the home closing.  In the instance where the Company no longer has an interest in the unconsolidated joint venture, the deferred gain related to lots purchased from the joint venture is recognized upon the Company's exit of the venture.  At June 30, 2021 and December 21, 2020, $0.1 million of deferred gain from lot transactions with the TNHC-HW Cannery LLC ("Cannery") unconsolidated joint venture remained unrecognized and included as a reduction to land basis in the accompanying condensed consolidated balance sheets.

The Company’s land purchase agreement with Cannery provides for reimbursements of certain fee credits. During the three and six months ended June 30, 2021, the Company was not reimbursed for any fee credits from Cannery. The Company was reimbursed $15,000 in fee credits from the Cannery during the three and six months ended June 30, 2020.  As of  June 30, 2021 and December 31, 2020, $0 in fee credits was due to the Company from Cannery.

On June 18, 2015, the Company entered into an agreement that effectively transitioned Joseph Davis' role within the Company from that of Chief Investment Officer to that of a non-employee consultant to the Company effective June 26, 2015 ("Transition Date").  Mr. Davis is party to that certain Investor Rights Agreement filed as an exhibit to this Form 10-Q.  As of the Transition Date, Mr. Davis ceased being an employee of the Company and became an independent contractor performing consulting services. For his services, Mr. Davis was compensated $5,000 per month through June 26, 2019 when his contract was amended to extend its term one year and reduce his scope of services and compensation to $1,000 per month. Mr. Davis' contract was amended on June 26, 2020 and  June 26, 2021 to extend the term one year with monthly compensation remaining $1,000 per month.  At June 30, 2021, no fees were due to Mr. Davis for his consulting services.

On February 14, 2019, the Company entered into a consulting agreement that transitioned Thomas Redwitz's role from that of Chief Investment Officer to a non-employee consultant to the Company effective March 1, 2019. For his consulting services, Mr. Redwitz was compensated $10,000 per month. The agreement originally was set to expire on March 1, 2020 and was extended upon mutual consent of the parties on a month to month basis to a reduced consulting fee of $5,000 per month.  Mr. Redwitz's contract was amended on May 1, 2021 to increase his month to month consulting fee to $10,000 per month. At June 30, 2021, no fees were due to Mr. Redwitz for his consulting services.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2018, the Company entered into an agreement with an affiliate of IHP to purchase land in a master-plan community in Arizona for an estimated purchase price of $3.8 million plus profit participation and marketing fees pursuant to contract terms.  As of  December 31, 2019, IHP was no longer affiliated with this development.  The Company began taking down these lots during 2020.  The Company took down approximately 36% and 11% of the lots during the six months ended June 30, 2021 and 2020, respectively.  As of June 30, 2021 and December 31, 2020, the Company had an outstanding, nonrefundable deposit of $0.1 million and $0.2 million, respectively, related to this contract.  The Company paid $22,000, $0, $0 and $0 of master marketing fees to the seller during the three and six months ended June 30, 2021 and 2020, and has paid $44,000 in master marketing fees to date.

In the first quarter 2018, the Company entered into an option agreement to purchase lots in phased takedowns with its Bedford joint venture with profit participation and master marketing fees due to seller as outlined in the contract.  At the time of the initial agreement in 2018, the Bedford joint venture was affiliated with a former member of the Company's board of directors, and subsequently during the 2020 third quarter, the Company sold its interest in this partnership to its joint venture partner.  Prior to 2020, the Company had taken down all lots pursuant to this agreement, and for the three and six months ended June 30, 2021 and 2020, the Company paid $0, $0, $8,000 and $17,000 in master marketing fees to the seller, respectively.  During the fourth quarter 2018, the Company entered into a second option agreement with the Bedford joint venture to purchase lots in phased takedowns with profit participation and master marketing fees due to the seller pursuant to the agreement.  As of December 31, 2020, the Company had taken down all the lots pursuant to this agreement, and for the three and six months ended June 30, 2021 and 2020, the Company paid $22,000, $60,000, $17,000 and $42,000 in master marketing fees to the seller, respectively.

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

At our 2016 Annual Meeting of Shareholders, our shareholders approved the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards. Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2016 Incentive Plan. On May 22, 2018, our shareholders approved the amended and restated 2016 Incentive Plan which increased the number of shares authorized for issuance under the plan from 800,000 to 2,100,000 shares. On May 18, 2021, our shareholders approved the Second Amended and Restated 2016 Incentive Award Plan (the "Amended Plan") which increased the number of shares available by 1,900,000 to an aggregate of 4,000,000 shares. The Amended Plan extended the plan expiration from April 4, 2028 to May 18, 2031.

The Company has issued stock option and restricted stock unit awards under the 2014 Incentive Plan and stock options, restricted stock unit awards and performance share unit awards under the 2016 Incentive Plan. As of June 30, 2021, 3,338 shares remain available for grant under the 2014 Incentive Plan and 1,955,714 shares remain available for grant under the 2016 Incentive Plan. The exercise price of stock option awards may not be less than the market value of the Company's common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time-based vesting awards. The Company's stock options, restricted stock unit awards, and performance share unit awards typically vest over a one year to three years period and the stock options expire ten years from the date of grant.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s common stock option activity as of and for the six months ended June 30, 2021 and 2020 is presented below:

	Six Months Ended June 30,
	2021		2020
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding Stock Option Activity
Outstanding, beginning of period	1,220,695	$9.18	1,068,017	$9.78
Granted	—	$—	161,479	$5.36
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding, end of period	1,220,695	$9.18	1,229,496	$9.20
Exercisable, end of period	1,029,950	$9.86	901,829	$10.52

A summary of the Company’s restricted stock unit activity as of and for the six months ended June 30, 2021 and 2020 is presented below:

	Six Months Ended June 30,
	2021		2020
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock Unit Activity
Outstanding, beginning of period	704,890	$5.11	592,116	$6.36
Granted	432,617	$5.50	358,869	$4.78
Vested	(279,678)	$5.47	(244,812)	$7.61
Forfeited	(5,833)	$5.46	(428)	$11.68
Outstanding, end of period	851,996	$5.19	705,745	$5.12

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expense related to the Company's stock-based compensation programs, included in general and administrative expense in the accompanying condensed consolidated statements of operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Expense related to:
Stock options	$77	$81	$168	$145
Restricted stock units	536	440	1,090	965
	$613	$521	$1,258	$1,110

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company in each period:

	Six Months Ended June 30,
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

At June 30, 2021, the amount of unearned stock-based compensation currently estimated to be expensed through 2024 is $3.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.9 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

For the three and six months ended June 30, 2021, the Company recorded an income tax provision of $1.3 million and $1.8 million, respectively, which includes a $0.2 million discrete provision for the six months ended June 30, 2021.  The Company's effective tax rate for the three and six months ended June 30, 2021, differs from the federal statutory rate primarily due to the discrete provision related to estimated blended state tax rate updates and stock compensation, as well as state income tax rates and tax credits for energy efficient homes.

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

The components of our deferred tax asset, net are as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Net operating loss carryforwards	$5,808	$5,808
Tax credit carryforwards	2,202	2,401
Reserves and accruals	2,875	2,870
Share based compensation	1,524	1,441
Inventory	2,147	3,142
Investments in joint ventures	963	1,226
Other	180	26
Depreciation and amortization	(657)	(653)
Right-of-use lease asset	(774)	(814)
Deferred tax asset, net	$14,268	$15,447

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

Corporate unallocated assets consists primarily of cash and cash equivalents, prepaid income taxes and our deferred tax asset.  For cash management efficiency and yield maximization reasons, cash is held at the corporate level.  All cash is held for the benefit of  the subsidiaries that comprise the homebuilding and fee building segments, and all operating cash flow is generated by these subsidiaries.  The majority of our prepaid taxes and deferred tax asset are recorded at the corporate level as The New Home Company Inc. is the tax-filing entity for the subsidiaries structured as pass-through entities.  Taxable income or loss and the resulting payment of income taxes is driven by the activities of the Company's subsidiaries.  All other corporate assets comprise less than 3% of the Company's consolidated total assets.  The assets of our fee building segment primarily consist of cash and cash equivalents, restricted cash and contracts and accounts receivable.

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

Financial information relating to reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Homebuilding revenues:
California home sales	$101,917	$71,597	$185,131	$154,877
California land sales	—	10	—	157
Arizona home sales	18,366	6,160	26,064	18,539
Colorado home sales	15,657	—	18,600	—
Total homebuilding revenues	135,940	77,767	229,795	173,573
Fee building revenues, including management fees	4,586	21,193	9,887	57,420
Total revenues	$140,526	$98,960	$239,682	$230,993

Homebuilding pretax income (loss):
California	$7,198	$(38,238)	$11,085	$(42,689)
Arizona	(730)	(3,192)	(2,353)	(17,884)
Colorado(1)	(440)	—	(1,804)	—
Total homebuilding pretax income (loss)	6,028	(41,430)	6,928	(60,573)
Fee building pretax income, including management fees	92	208	196	938
Total pretax income (loss)	$6,120	$(41,222)	$7,124	$(59,635)

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Homebuilding assets:
California	$287,008	$295,340
Arizona	82,484	70,457
Colorado	75,289	—
Total homebuilding assets	444,781	365,797
Fee building assets	2,574	3,756
Corporate unallocated assets	98,131	126,146
Total assets	$545,486	$495,699

(1)

Includes $1.0 million of transaction costs, $0.8 million of which was tail insurance premiums and $0.2 million in professional fees, related to the acquisition of Epic Homes that were expensed in the period of acquisition during the 2021 first quarter.  In addition, the Colorado pretax loss includes $0.7 million and $1.0 million in additional cost of sales related to purchase accounting adjustments for the three and six months ended June 30, 2021, respectively.

16. Supplemental Disclosure of Cash Flow Information

The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$1,398
Income taxes paid	$185	$—
Proceeds from income tax refunds	$(1,981)	$(208)
Supplemental disclosures of non-cash transactions
Assets acquired related to business combination, net of cash acquired	$33,326	$—
Liabilities assumed and incurred related to business combination, net of $280 PPP loan forgiven	$33,046	$—

THE NEW HOME COMPANY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

On July 23, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Newport Holdings, LLC, a Delaware limited liability company (“Parent”) which is controlled by funds managed by affiliates of Apollo Global Management Inc., and Newport Merger Sub, Inc., a Delaware corporation and a wholly owned, direct subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will conduct a cash tender offer (the “Offer”) to acquire any and all of the issued and outstanding shares of our common stock at a price per share of $9.00, in cash, net to the holder thereof, without interest and subject to applicable withholding (the “Offer Price”).

Our Board of Directors (the “Board”) has unanimously determined that the transactions contemplated by the Merger Agreement, including the Offer and the Merger (as defined below), are advisable, fair to and in the best interests of the Company and our stockholders, and approved the Merger Agreement and the transactions contemplated thereby, and recommended that our stockholders accept the Offer and tender their shares of our common stock in the Offer.  The Offer, once commenced, will initially remain open for a minimum of 20 business days, subject to certain possible extensions on the terms set forth in the Merger Agreement  (as extended, the “Expiration Time”). If at the scheduled Expiration Time any of the conditions to the Offer have not been satisfied or waived, then Merger Sub will extend the Offer for one or more consecutive periods of up to 5 business days to permit the satisfaction of all Offer conditions, except that if the sole remaining unsatisfied Offer condition is the Minimum Condition (as defined below), Merger Sub will only be required to extend the Offer on up to three occasions of 5 business days each, unless Parent and the Company otherwise agree. If the debt financing (other than with respect to any revolving credit facility thereunder) is not available at the scheduled Expiration Time of the Offer and the holders of a majority of the Company's 2025 Notes have not delivered consents to the waiver of the requirement of the Company to make a “Change of Control Offer” under the 2025 Notes Indenture, Merger Sub may, subject to certain conditions, extend the Offer on up to three occasions of 5 business days each.

Upon the consummation of the Offer, Merger Sub will merge with and into us (the “Merger”) pursuant to Section 251(h) of the Delaware General Corporation Law (“DGCL”) with us as the surviving corporation. At the effective time of the Merger (the “Effective Time”), each share of our common stock (other than shares (i) owned directly by us (or any of our wholly owned subsidiaries), Parent, Merger Sub or any of their respective affiliates prior to the Effective Time or (ii) owned by any stockholder who is entitled to demand and properly demands the appraisal of such shares in accordance with, and in compliance in all respects with, the DGCL) will be automatically cancelled and converted into the right to receive an amount in cash equal to the Offer Price, without interest and subject to applicable withholding.

Merger Sub’s obligation to purchase the shares of our common stock validly tendered and not validly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of customary conditions, including, among others, (i) there being validly tendered and not validly withdrawn immediately prior to the Expiration Time the number of shares of our common stock that, together with any shares held by Parent, Merger Sub or any of their respective affiliates, represents at least a majority of all then outstanding shares of our common stock as of the Expiration Time (the “Minimum Condition”), (ii) the absence of any law, injunction, judgment or other legal restraint that prohibits consummation of the Offer or the Merger, (iii) the accuracy of our representations and warranties contained in the Merger Agreement, subject to customary exceptions, (iv) our compliance in all material respects with our covenants and agreements contained in the Merger Agreement, (v) the absence of any event, development or circumstance that has had or would reasonably be expected to have a material adverse effect on us, (vi) the completion of the “Marketing Period” (as defined in the Merger Agreement), and (vii) the provision of certain financial information required pursuant to Merger Sub’s debt commitments related to the Merger, as well as other customary conditions set forth in Annex A to the Merger Agreement.

The Merger Agreement contains customary representations, warranties, covenants and termination rights in favor of each of us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $4.76 million. The Merger Agreement also provides that Parent will be required to pay us a reverse termination fee of $15.0 million upon termination of the Merger Agreement under specified circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and potential impacts of the COVID-19 pandemic are forward-looking statements. These forward-looking statements are frequently accompanied by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "goal," "plan," "could," "can," "seeks," "might," "should," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, financial needs, and the potential impacts due to COVID-19.

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

•	Risks related to our business, including among other things:
◦	adverse impacts to our business due to the COVID-19 pandemic, including long-term economic impacts;
◦	our geographic concentration primarily in California and Arizona and the availability of land to acquire and our ability to acquire such land on favorable terms or at all;
◦	mortgage financing, as well as our customer’s ability to obtain such financing, interest rate increases or changes in federal lending programs;
◦	the cyclical nature of the homebuilding industry which is affected by general economic real estate and other business conditions
◦	the illiquid nature of real estate investments and the inventory risks related to declines in value of such investments which may result in significant impairment charges;
◦	our ability to execute our business strategies is uncertain;
◦	shortages of or increased prices for labor, land or raw materials used in housing construction;
◦	the degree and nature of our competition;
◦	inefficient or ineffective allocation of capital could adversely affect or operations and/or stockholder value if expected benefits are not realized;
◦	delays in the development of communities or a reduction in sales absorption levels;
◦	a reduction in our sales absorption levels may force us to incur and absorb additional community-level costs;
◦	increases in our cancellation rate;
◦	a large proportion of our fee building revenue being dependent upon one customer and the termination of this contract;
◦	increased costs, delays in land development or home construction and reduced consumer demand resulting from adverse weather conditions or other events outside our control;
◦	because of the seasonal nature of our business, our quarterly operating results fluctuate;
◦	we may be unable to obtain suitable bonding for the development of our housing projects;
◦	inflation could adversely affect our business and financial results;
◦	a major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage;
◦	negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline;

•	Risks related to the proposed Merger, including among other things:
◦	the successful completion of our acquisition by Parent and Merger Sub, or our failure to complete such acquisition;
◦	the impact of the pendency of our acquisition by Parent and Merger Sub on our business and operations;
◦	the timing and expected financing of the Offer and the Merger;
◦	uncertainty surrounding how many of the our stockholders will tender their shares of our common stock in the Offer;
◦	the possibility that any or all of the various conditions to the consummation of the Offer may not be satisfied or waived in a timely manner, if at all;
◦	the possibility of business disruptions due to transaction-related uncertainty;
◦	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	Risks related to laws and regulations, including among other things:
◦	construction defect, product liability, warranty, and personal injury claims, including the cost and availability of insurance;
◦	employment-related liabilities with respect to our contractors' employees;
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

Non-GAAP Measures

This quarterly report on Form 10-Q includes certain non-GAAP measures, including Adjusted EBITDA, Adjusted EBITDA margin percentage, ratio of Adjusted EBITDA to total interest incurred, adjusted net income (loss), adjusted net income (loss) per diluted share, net debt, ratio of net debt-to-capital, general and administrative costs excluding acquisition transaction costs and severance charges, general and administrative costs excluding acquisition transaction costs and severance charges as a percentage of home sales revenue, selling, marketing and general and administrative costs excluding acquisition transaction costs and severance charges, selling, marketing and general and administrative costs excluding acquisition transaction costs and severance charges as a percentage of home sales revenue, adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of home sales), adjusted homebuilding gross margin percentage and homebuilding gross margin and margin percentage before purchase accounting adjustments.  For a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP measures, please see "--Overview."  For a reconciliation of adjusted homebuilding gross margin (or homebuilding gross margin before impairments and interest in cost of home sales), adjusted homebuilding gross margin percentage, and homebuilding gross margin and margin percentage before purchase accounting adjustments to the comparable GAAP measures please see "-- Results of Operations - Homebuilding Gross Margin."  For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin percentage, and the ratio of Adjusted EBITDA to total interest incurred to the comparable GAAP measures please see "-- Selected Financial Information." For a reconciliation of net debt and ratio of net debt-to-capital to the comparable GAAP measures, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."  For a reconciliation of general and administrative costs excluding acquisition transaction costs and severance charges, general and administrative expenses excluding acquisition transaction costs and severance charges as a percentage of homes sales revenue, selling, marketing and general and administrative expenses excluding acquisition transaction costs and severance charges and selling, marketing and general and administrative expenses excluding acquisition transaction costs and severance charges as a percentage of home sales revenue, please see "-- Results of Operations - Selling, General and Administrative Expenses."

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Revenues:
Home sales	$135,940	$77,757	$229,795	$173,416
Land sales	—	10	—	157
Fee building, including management fees	4,586	21,193	9,887	57,420
	140,526	98,960	239,682	230,993
Cost of Sales:
Home sales	112,453	66,216	190,301	150,938
Home sales impairments	—	19,000	—	19,000
Land sales	—	10	—	157
Fee building	4,494	20,985	9,691	56,482
	116,947	106,211	199,992	226,577
Gross Margin:
Home sales	23,487	(7,459)	39,494	3,478
Land sales	—	—	—	—
Fee building	92	208	196	938
	23,579	(7,251)	39,690	4,416

Home sales gross margin	17.3%	(9.6)%	17.2%	2.0%
Home sales gross margin before impairments	17.3%	14.8%	17.2%	13.0%
Land sales gross margin	N/A	—%	N/A	—%
Fee building gross margin	2.0%	1.0%	2.0%	1.6%

Selling and marketing expenses	(7,778)	(6,386)	(14,432)	(13,852)
General and administrative expenses	(9,453)	(6,892)	(17,724)	(12,915)
Equity in net income (loss) of unconsolidated joint ventures	—	(19,962)	174	(21,899)
Interest expense	(91)	(1,271)	(445)	(1,989)
Project abandonment costs	(21)	(94)	(89)	(14,130)
Gain on early extinguishment of debt	—	702	—	579
Other income (expense), net	(116)	(68)	(50)	155
Pretax income (loss)	6,120	(41,222)	7,124	(59,635)
(Provision) benefit for income taxes	(1,346)	16,929	(1,797)	26,866
Net income (loss)	$4,774	$(24,293)	$5,327	$(32,769)

Earnings (loss) per share:
Basic	$0.26	$(1.32)	$0.29	$(1.71)
Diluted	$0.26	$(1.32)	$0.29	$(1.71)

Interest incurred	$5,751	$6,150	$11,082	$12,530
Adjusted EBITDA(1)	$13,932	$6,394	$22,095	$13,375
Adjusted EBITDA margin percentage(1)	9.9%	6.5%	9.2%	5.8%

	LTM(2) Ended June 30,
	2021	2020
Interest incurred	$22,488	$25,982
Adjusted EBITDA(1)	$46,045	$36,859
Adjusted EBITDA margin percentage (1)	8.9%	6.0%
Ratio of Adjusted EBITDA to total interest incurred (1)	2.0x	1.4x

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

					LTM(2) Ended
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Net income (loss)	$4,774	$(24,293)	$5,327	$(32,769)	$5,227	$(40,374)
Add:
Interest amortized to cost of sales excluding impairment charges, and interest expensed	5,707	5,872	10,088	12,736	24,871	28,817
Provision (benefit) for income taxes	1,346	(16,929)	1,797	(26,866)	2,076	(30,991)
Depreciation and amortization	1,471	1,778	2,727	3,623	5,825	7,538
Amortization of stock-based compensation	613	521	1,258	1,110	2,345	2,281
Cash distributions of income from unconsolidated joint ventures	—	—	—	—	110	95
Severance charges	—	1,091	—	1,091	—	1,091
Acquisition transaction costs	—	—	983	—	983	—
Noncash inventory impairments and abandonments	21	19,094	89	33,130	57	43,405
Less:
(Gain) loss on early extinguishment of debt	—	(702)	—	(579)	7,833	(774)
Equity in net (income) loss of unconsolidated joint ventures	—	19,962	(174)	21,899	(3,282)	25,771
Adjusted EBITDA	$13,932	$6,394	$22,095	$13,375	$46,045	$36,859
Total Revenue	$140,526	$98,960	$239,682	$230,993	$516,100	$618,745
Adjusted EBITDA margin percentage	9.9%	6.5%	9.2%	5.8%	8.9%	6.0%
Interest incurred	$5,751	$6,150	$11,082	$12,530	$22,488	$25,982
Ratio of Adjusted LTM(2) EBITDA to total interest incurred					2.0x	1.4x

(2)	"LTM" indicates amounts for the trailing 12 months.

Overview

The robust housing demand that has been building since the second half of 2020 continued into the 2021 second quarter resulting in strong pricing power as the Company continued to focus on managing sales price and pace. We continue to experience challenges related to cost increases and elongated construction cycle times, particularly in our Arizona and Colorado markets, but successfully raised prices to cover the majority of these costs during the quarter. We attribute the recent higher levels of demand to a number of factors, including low interest rates, a continued undersupply of both new and resale homes, consumers’ increased focus on the importance of home, and a general desire for more indoor and outdoor space.  This demand along with pricing power led to sequential improvement in our homebuilding gross margin for the 2021 second quarter to 17.3% as compared to 17.1% in the 2021 first quarter, and was up 250 basis points over the 2020 second quarter of 14.8%* after excluding $19.0 million of inventory impairment charges in the prior year period.  The strength in gross margins coupled with the SG&A leverage we experienced during the 2021 second quarter due to a 75% increase in home sales revenue resulted in a positive operating margin of 4.6% and pretax income of $6.1 million, a significant improvement as compared to the $41.2 million pretax loss in the 2020 second quarter.

Total revenues for the 2021 second quarter were $140.5 million compared to $99.0 million in the prior year period. The year-over-year increase in revenues was driven largely by a 75% increase in home sales revenue to $135.9 million as compared to $77.8 million in the prior year period.  The improvement in home sales revenue was the result of a 98% increase in deliveries, which was partially offset by a 12% decrease in average sales price per delivery consistent with our strategy to offer more affordable price points, including a significant increase in deliveries from our Arizona operation.  Net income for the 2021 second quarter was $4.8 million, or $0.26 per diluted share, compared to a net loss of $24.3 million, or ($1.32) per diluted share for the 2020 second quarter, which included $39.0 million in impairment charges, $1.1 million in severance charges and a $1.8 million net deferred tax asset remeasurement benefit. Adjusted net loss for the 2020 second quarter, after excluding impairments, severance charges and the net deferred tax asset remeasurement benefit was $0.7 million* or ($0.04) adjusted net loss per diluted share*.

Despite the Company's efforts to meter sales and manage its homes in backlog, net new home orders for the 2021 second quarter increased 14% as compared to the prior year period to 187 homes. The increase in net new home orders was driven primarily by a 50% increase in our monthly sales absorption rate to 3.3 net orders per community in the 2021 second quarter as compared to 2.2 net new home orders per community for the 2020 second quarter.  The 2020 second quarter absorption rates were negatively impacted by slower sales activity and cancellations due to economic disruption and the initial loss in consumer confidence due to stay-at-home orders implemented related to COVID-19 during the latter part of the 2020 first quarter. The Company ended the 2021 second quarter with 632 homes in backlog, a 169% increase as compared to the end of the 2020 second quarter (up 119% excluding backlog related to Colorado), with the dollar value in backlog of $439.4 million, up 160% as compared to the prior year.

The Company generated operating cash flow of $2.5 million during the 2021 second quarter and ended the quarter with $117.3 million in cash and cash equivalents and had no borrowings outstanding under its revolving credit facility.  At June 30, 2021, the Company had a debt-to-capital ratio of 58.1% and a net debt-to capital ratio of 44.6%*, which represented a 690-basis point improvement in the net debt-to capital ratio compared to the 2020 second quarter.

On July 23, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Newport Holdings, LLC, a Delaware limited liability company (“Parent”) which is controlled by funds managed by affiliates of Apollo Global Management Inc., and Newport Merger Sub, Inc., a Delaware corporation and a wholly owned, direct subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will conduct a cash tender offer (the “Offer”) to acquire any and all of the issued and outstanding shares of our common stock at a price per share of $9.00, in cash, net to the holder thereof, without interest and subject to applicable withholding (the “Offer Price”). Upon the consummation of the Offer, Merger Sub will merge with and into us (the “Merger”) pursuant to Section 251(h) of the Delaware General Corporation Law (“DGCL”) with us as the surviving corporation. For a detailed discussion of the proposed Apollo Funds acquisition, please see Note 17, Subsequent Events to the accompanying notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q which is incorporated herein by reference.

*Adjusted homebuilding gross margin percentage (or homebuilding gross margin percentage before impairments), adjusted net income (loss), adjusted net income (loss) per diluted share, and net debt-to-capital ratio are non-GAAP measures. For a reconciliation of adjusted homebuilding gross margin percentage, please see "-- Results of Operations - Homebuilding Gross Margin."  For a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the appropriate GAAP measures, please see the table below.  For a reconciliation of net debt-to-capital to the appropriate GAAP measure, please see "-- Liquidity and Capital Resources - Debt-to-Capital Ratios."

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Net income (loss)	$4,774	$(24,293)	$5,327	$(32,769)
Acquisition transaction costs, net of tax	—	—	765	—
Inventory impairments, abandoned project costs, joint venture impairments and severance charges, net of tax	—	25,414	—	34,847
Noncash deferred tax asset remeasurement	—	(1,827)	175	(3,941)
Adjusted net income (loss)	$4,774	$(706)	$6,267	$(1,863)

Earnings (loss) per share:
Basic	$0.26	$(1.32)	$0.29	$(1.71)
Diluted	$0.26	$(1.32)	$0.29	$(1.71)

Adjusted earnings (loss) per share:
Basic	$0.26	$(0.04)	$0.35	$(0.10)
Diluted	$0.26	$(0.04)	$0.34	$(0.10)

Weighted average shares outstanding for adjusted earnings (loss) per share:
Basic	18,075,687	18,341,549	18,092,259	19,146,687
Diluted	18,446,015	18,341,549	18,431,276	19,146,687

Inventory impairments	$—	$19,000	$—	$19,000
Abandoned project costs related to Arizona luxury condominium community	—	—	—	14,000
Joint venture impairments related to joint venture exits	—	20,038	—	22,325
Severance charges	—	1,091	—	1,091
Acquisition transaction costs	—	—	983	—
Less: Related tax benefit	—	(14,715)	(218)	(21,569)
Acquisition transaction costs, inventory impairments, abandoned project costs, joint venture impairments and severance charges, net of tax	$—	$25,414	$765	$34,847

Market Conditions and COVID-19 Impact

While the broader economic recovery following the nationwide COVID-19 related shutdown is ongoing, our business generally was only impacted from mid-March of 2020 through mid-second quarter 2020 when economic conditions in our markets started to improve. The Company has recently experienced very strong demand for its homes. This resurgence in demand began in the back half of the 2020 second quarter, following a significant drop in sales at the end of the 2020 first quarter through mid-second quarter 2020 as a result of the initial impact of the COVID-19 pandemic.  The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates, stability and growth in the equity markets, and overall housing affordability.  We attribute the recent higher levels of demand to a number of factors, including low interest rates, a continued undersupply of both new and resale homes, consumers’ increased focus on the importance of home, and a general desire for more indoor and outdoor space.  We believe these factors will continue to support demand in the near term but recognize our year-over-year order improvement is not necessarily indicative of future results due to various factors including seasonality, anticipated community openings and closeouts, and continued uncertainty surrounding the economic and housing market environments due to the impacts of the ongoing COVID-19 pandemic and the related COVID-19 control responses. The economy in the United States has continued to improve in the first half of 2021 with millions of American receiving COVID-19 vaccines and states and municipalities increasingly reopening. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including resurgence of COVID-19 cases due to more contagious variants, such as the Delta variant or new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the U.S. housing market and our business, including our net orders, backlog and revenues. In addition, we are continuing to see building material cost pressures, particularly with respect to lumber, that could negatively impact our margins in future periods. Despite these challenges, and other factors, which may individually or in combination slow or reverse the current housing recovery from the COVID-19 pandemic-induced disruptions, we believe we are well-positioned to operate effectively through the present environment.

Results of Operations

Net New Home Orders

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
	2021	2020	Amount	%	2021	2020	Amount	%

Net new home orders:
Southern California	40	75	(35)	(47)%	97	137	(40)	(29)%
Northern California	75	60	15	25%	204	128	76	59%
Arizona	51	29	22	76%	133	31	102	329%
Colorado	21	—	21	N/A	36	—	36	N/A
Total net new home orders	187	164	23	14%	470	296	174	59%

Monthly sales absorption rate per community: (1)
Southern California	5.7	2.3	3.4	148%	4.4	2.1	2.3	110%
Northern California	4.2	1.9	2.3	121%	4.7	2.1	2.6	124%
Arizona	2.6	3.2	(0.6)	(19)%	3.2	2.2	1.0	45%
Colorado	1.9	—	N/A	N/A	2.6	—	N/A	N/A
Total monthly sales absorption rate per community (1)	3.3	2.2	1.1	50%	3.9	2.1	1.8	86%

Cancellation rate	7%	11%	(4)%	N/A	7%	14%	(7)%	N/A

Selling communities at end of period:
Southern California					2	11	(9)	(82)%
Northern California					6	10	(4)	(40)%
Arizona					7	4	3	75%
Colorado					4	—	4	N/A
Total selling communities					19	25	(6)	(24)%

Average selling communities:
Southern California	2	11	(9)	(82)%	4	11	(7)	(64)%
Northern California	6	11	(5)	(45)%	7	10	(3)	(30)%
Arizona	7	3	4	133%	7	2	5	250%
Colorado	4	—	4	N/A	2	—	2	N/A
Total average selling communities	19	25	(6)	(24)%	20	23	(3)	(13)%

(1)	Monthly sales absorption represents the number of net new home orders divided by the number of average selling communities for the period.

Homebuyer demand remained strong during the 2021 second quarter which resulted in a 14% increase in net new home orders as compared to the same period in 2020 primarily due to a 50% increase in our monthly sales absorption rate to 3.3 net orders per community in the 2021 first quarter. The Company intentionally limited sales releases during the 2021 second quarter to balance sales pricing with sales pace in order to better manage unstarted homes in backlog and to help offset construction cost increases and improve gross margins. We continue to attribute the higher level of demand to a number of factors, including low interest rates, an undersupply of both new and resale homes, consumers’ increased focus on the importance of the home and strong equity markets. The 2020 second quarter absorption rates were negatively impacted by slower sales activity and cancellations due to economic disruption and weaker consumer confidence resulting from stay-at-home orders implemented related to COVID-19 during the latter part of the 2020 first quarter.  However, demand improved beginning in June 2020 and continued throughout the balance of 2020 and into 2021 as COVID-19 restrictions eased, with February reaching the highest monthly absorption rate in the Company's history coming in at 4.8 net orders per community.

Monthly absorption pace at our more-affordable, entry-level product continued to out-pace the Company average for the 2021 second quarter.  For the 2021 second quarter, entry-level communities recorded net new orders of 3.9 sales per month per actively selling community compared to a 2021 second quarter companywide monthly sales pace of 3.3 per community.  Orders from entry-level communities grew to total approximately 55% of total net new orders for the 2021 second quarter from approximately 47% of total net new orders for the prior year period.

Net new home orders for the six months ended June 30, 2021 increased 59% as compared to the same period in 2020 primarily due to an 86% increase in our monthly sales absorption rate to 3.9 net orders per community for the six months ended June 30, 2021. Demand was strongest during the six months ended June 30, 2021 for our more-affordable, entry-level product, which averaged a monthly sales pace of 4.7 per community compared to a companywide average of 3.9 per community. Orders from entry-level communities grew to total approximately 57% of total net new orders for the six months ended June 30, 2021 from approximately 44% of total net new orders for the 2020 period.

The Company experienced modest cancellation activity with a cancellation rate of 7% for the 2021 second quarter compared to 11% in the 2020 second quarter.  The cancellation rate for the six months ended June 30, 2021 was 7% compared to 14% in the comparable prior year period.  The higher cancellation rate in the prior year was due to increased cancellations occurring in March and April as a result of the economic impact COVID-19 had on our buyers.

Backlog

	As of June 30,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	59	$45,601	$773	91	$74,547	$819	(35)%	(39)%	(6)%
Northern California	227	166,041	731	117	81,909	700	94%	103%	4%
Arizona	229	97,684	427	27	12,337	457	748%	692%	(7)%
Colorado	117	130,110	1,112	—	—	N/A	N/A	N/A	N/A
Total	632	$439,436	$695	235	$168,793	$718	169%	160%	(3)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into sales contracts with customers, but for which we have not yet delivered the homes. The number of homes in backlog as of June 30, 2021 was up 169% as compared to the prior year period primarily due to a higher number of beginning backlog units, the 14% increase in net new orders during the quarter, a lower backlog conversion rate for the 2021 second quarter, and the acquisition of 102 homes in backlog related to the acquisition of Epic Homes during the 2021 first quarter. Our backlog conversion rate was 31% for the 2021 second quarter as compared to 59% in the prior year period. The decrease in the 2021 conversion rate was due to a 273% increase in beginning backlog for the 2021 second quarter as a result of increased presold homes during the fourth quarter of 2020 and first quarter of 2021 due to strong demand trends across all our markets as well as fewer speculative homes available to sell and deliver than in the prior year period. The dollar value of backlog at the end of the 2021 second quarter was up 160% year-over-year to $439.4 million, primarily due to the higher number of homes in backlog resulting from higher sales absorption rates and the acquired backlog from Epic Homes, which was partially offset by a 3% decrease in average selling price of homes in backlog as the Company continues to diversify its product offerings, including its expansion into more affordable communities in Arizona.

In Southern California, the total backlog dollar value decreased year-over-year primarily as a result of a 35% decrease in ending backlog units and a 6% decrease in average selling price for the 2021 second quarter. The year-over-year decrease in backlog units was due to the division closing out of five communities in 2021, four of which closed out during the 2021 second quarter.

Northern California's ending backlog units increased 94% year-over-year due to a 25% increase in orders during the 2021 second quarter and a higher number of beginning backlog units to start the quarter. The increase in the number of homes in Northern California backlog contributed to a 103% increase in backlog dollar value.

In Arizona, the 748% year-over-year increase in backlog dollar value was due to the division opening seven new communities in 2020, of which, three opened in the middle of the 2020 second quarter and the remaining four opened in the third quarter.

In Colorado, the 117 homes in backlog as of June 30, 2021 were comprised of 38 homes from a first time move community in Aurora with an average selling price of homes in backlog of approximately $625,000, and 79 homes from three second move-up communities with average selling prices of homes in backlog ranging from $1.2 million to $1.7 million.

Lots Owned and Controlled

	As of June 30,		Increase/(Decrease)
	2021	2020	Amount	%
Lots Owned:
Southern California	186	397	(211)	(53)%
Northern California	511	558	(47)	(8)%
Arizona	499	397	102	26%
Colorado	191	—	191	N/A
Total	1,387	1,352	35	3%
Lots Controlled:(1)
Southern California	589	415	174	42%
Northern California	175	210	(35)	(17)%
Arizona	63	262	(199)	(76)%
Colorado	84	—	84	N/A
Total	911	887	24	3%
Total Lots Owned and Controlled - Wholly Owned	2,298	2,239	59	3%
Fee Building Lots(2)	38	892	(854)	(96)%

(1)

Includes lots that we control under purchase and sale agreements or option agreements with nonrefundable deposits and certain agreements with refundable deposits that we have a high degree of confidence that we will pursue, all of which are subject to customary conditions and have not yet closed. This table excludes 2,511 lots controlled through purchase and sale agreements or option agreements with refundable deposits totaling $0.4 million that are still undergoing due diligence. There can be no assurance that any of the foregoing acquisitions will occur.

(2)	Lots owned by third party property owners for which we perform general contracting or construction management services.

The Company's wholly owned lots owned and controlled as of June 30, 2021 increased 3% year-over-year to 2,298 lots, of which 40% were controlled through option contracts in both periods. The slight increase in wholly owned lots owned and controlled was due to 275 lots we assumed control of in connection with the acquisition of Epic Homes in Denver, Colorado, partially offset by more deliveries in the last twelve months ended June 30, 2021 than lots contracted during the same period.  The Company had reduced the level of land acquisition over the last two years as a result of its focus to generate cash flows and reduce its leverage, however, during the latter part of 2020 and into 2021, the Company has been actively evaluating new land opportunities to rebuild its pipeline.

The decrease in fee building lots at June 30, 2021 as compared to the prior year period was primarily attributable to the delivery of homes to customers during the last twelve months ended June 31, 2021, and as a result of the decision made by Irvine Pacific, previously our largest customer, to wind down its fee building arrangement with the Company, which ceased in the 2021 first quarter.  Please see “Fee Building” section below for additional information.

Home Sales Revenue and New Homes Delivered

	Three Months Ended June 30,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	62	$49,399	$797	50	$41,440	$829	24%	19%	(4)%
Northern California	79	52,518	665	48	30,156	628	65%	74%	6%
Arizona	46	18,366	399	5	6,161	1,232	820%	198%	(68)%
Colorado	17	15,657	921	—	—	N/A	N/A	N/A	N/A
Total	204	$135,940	$666	103	$77,757	$755	98%	75%	(12)%

	Six Months Ended June 30,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Southern California	114	$86,940	$763	118	$104,457	$885	(3)%	(17)%	(14)%
Northern California	149	98,191	659	77	50,420	655	94%	95%	1%
Arizona	66	26,064	395	15	18,539	1,236	340%	41%	(68)%
Colorado	21	18,600	886	—	—	N/A	N/A	N/A	N/A
Total	350	$229,795	$657	210	$173,416	$826	67%	33%	(20)%

New home deliveries increased 98% for the 2021 second quarter as compared to the prior year period. The increase in deliveries was the result of a higher number of homes in beginning backlog.  Home sales revenue for the three months ended June 30, 2021 increased 75% year-over-year, primarily due to the increase in deliveries, which was partially offset by a 12% decrease in average sales price per delivery. The decrease in average selling price for the period was consistent with the Company's strategic shift to more-affordable product and increased deliveries from the Company's Arizona operations, where its average selling price was $399,000 during the 2021 second quarter.

The increase in home sales revenue for the 2021 second quarter compared to the prior year period was spread across all divisions. Southern California homes sales revenue increased 19% year-over-year as a result of a 24% increase in homes delivered, partially offset by a 4% decrease in average selling price due to the prior year period including deliveries from several higher-priced, closed-out Orange County communities. In Northern California, home sales revenue for the 2021 second quarter increased 74% due to a 65% increase in homes delivered and a 6% increase in average selling price. Arizona homes sales revenue increased 198% year-over-year as a result of an 820% increase in homes delivered, partially offset by a 68% decrease in average selling price due to the 2020 period exclusively including deliveries from a second move-up and a luxury condominium project, both of which closed-out during 2020. The Colorado division also contributed $15.7 million in home sales revenue from the delivery of 17 homes from the acquired backlog from the Epic Acquisition on February 26, 2021.

New home deliveries increased 67% for the six months ended June 30, 2021 compared to the prior year period due to a higher number of homes in backlog at the beginning of the period. Home sales revenue for the six months ended June 30, 2021 increased 33% compared to the same period in 2020, due to the increase in deliveries, which was partially offset by a 20% decrease in average sales price per delivery for the period. Average selling price was down in Southern California due to the 2020 period including deliveries from several higher-priced, closed-out Orange County communities. In Arizona, the decrease in average sales price was primarily due to product mix shift.

Homebuilding Gross Margin

Homebuilding gross margin for the 2021 second quarter was 17.3% compared to (9.6%) for the prior year period. Homebuilding gross margin for the 2020 second quarter included $19.0 million in noncash inventory impairment charges related to five homebuilding communities that had experienced slower sales pace due to the COVID-19 pandemic, resulting in higher incentives and carrying costs for these projects. No inventory impairments were recorded during the 2021 second quarter. For more information on these impairments, please refer to Note 4 of the Notes to our condensed consolidated financial statements. Excluding impairment charges, homebuilding gross margin was 17.3% for the 2021 second quarter as compared to 14.8% for the prior year period. The 250 basis point increase was primarily due to a product mix shift, home price increases and a 190 basis point decrease in interest costs included in cost of home sales, partially offset by the prior year period including a $2.2 million benefit from a profit participation settlement related to two communities. The positive product mix shift was driven by a higher percentage of our total homes sales revenue generated from more affordably-priced communities, which had higher gross margins. The 2021 second quarter cost of home sales included $730,000 of purchase accounting adjustments related to the fair value write-up of inventory in connection with the acquisition of Epic Homes. Excluding these adjustments, gross margin from home sales for the 2021 second quarter was 17.8%.  Adjusted homebuilding gross margin, which excludes impairment charges and interest in cost of home sales, was 21.4% and 20.8% for the 2021 and 2020 second quarters, respectively. Adjusted homebuilding gross margin is a non-GAAP measure. See the table below reconciling this non-GAAP measure to homebuilding gross margin, the nearest GAAP equivalent. Excluding the impact of impairment charges and interest in cost of sales, the 60 basis point improvement in the 2021 second quarter was primarily the result of a product mix shift and improved pricing power experienced over the last four quarters, which was partially offset by the profit participation settlement in the 2020 second quarter.

Homebuilding gross margin for the six months ended June 30, 2021 and 2020 was 17.2% and 2.0%, respectively. The 2020 period included $19.0 million in inventory impairment charges as discussed above while the 2021 period included no impairments. Excluding impairments, homebuilding gross margin was 17.2% compared to 13.0% for the six months ended June 30, 2021 and 2020, respectively. The 420 basis point increase was due to a product mix shift and lower interest in cost of home sales, partially offset by a $2.2 million benefit from a profit participation settlement during the 2020 second quarter. Adjusted homebuilding gross margin, which excludes impairments and interest in cost of home sales, was 21.4% and 19.2% for the six months ended June 30, 2021 and 2020, respectively. The 220 basis point increase in adjusted homebuilding gross margin for the 2021 period was primarily a result of a product mix shift, partially offset by the profit participation settlement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	%	2020	%	2021	%	2020	%
	(Dollars in thousands)
Home sales revenue	$135,940	100.0%	$77,757	100.0%	$229,795	100.0%	$173,416	100.0%
Cost of home sales	112,453	82.7%	85,216	109.6%	190,301	82.8%	169,938	98.0%
Homebuilding gross margin	23,487	17.3%	(7,459)	(9.6)%	39,494	17.2%	3,478	2.0%
Add: Home sales impairments	—	—%	19,000	24.4%	—	—%	19,000	11.0%
Homebuilding gross margin before impairments(1)	23,487	17.3%	11,541	14.8%	39,494	17.2%	22,478	13.0%
Add: Interest in cost of home sales	5,616	4.1%	4,601	6.0%	9,643	4.2%	10,747	6.2%
Adjusted homebuilding gross margin(1)	$29,103	21.4%	$16,142	20.8%	$49,137	21.4%	$33,225	19.2%

Home sales revenue	$135,940	100.0%	$77,757	100.0%	$229,795	100.0%	$173,416	100.0%
Cost of home sales	112,453	82.7%	85,216	109.6%	190,301	82.8%	169,938	98.0%
Homebuilding gross margin	23,487	17.3%	(7,459)	(9.6)%	39,494	17.2%	3,478	2.0%
Add: Purchase accounting adjustments	730	0.5%	—	N/A	1,025	0.4%	—	N/A
Homebuilding gross margin before purchase accounting adjustments(1)	$24,217	17.8%	$(7,459)	(9.6)%	$40,519	17.6%	$3,478	2.0%

(1)

Homebuilding gross margin and margin percentage before impairments (also referred to as homebuilding gross margin excluding impairments) and adjusted homebuilding gross margin and margin percentage (or homebuilding gross margin excluding impairments and interest in cost of homes sales) and homebuilding gross margin and margin percentage before purchase accounting adjustments are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that impairments, leverage, our cost of debt capital and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with our competitors who also break out and adjust gross margins in a similar fashion.

Land Sales

During the three and six months ended June 30, 2020, the Company recognized $10,000 and $157,000 of deferred revenue, respectively, for the remaining completed work on a land sale that initially occurred in the 2019 third quarter.  The Company did not record any land sales during the three and six months ended June 30, 2021.

Fee Building

In the 2021 second quarter, fee building revenues decreased 78% from the 2020 second quarter, and for the six months ended June 30, 2021, fee building revenues decreased 83% from the prior year period. The decrease in fee revenues for both periods resulted primarily from a decrease in construction activity at fee building communities in Irvine, California. In August 2020, Irvine Pacific, previously our largest customer, made a decision to begin building homes using their own general contractor’s license, effectively terminating our fee building arrangement with them moving forward. During the 2021 first quarter, we completed the transition of our construction management responsibilities to Irvine Pacific and the recognition of all revenues related to the contract. The Company is actively seeking and entering into new fee building opportunities with other land developers with the objective of at least partially offsetting the reduction in Irvine Pacific business in future years, such as our new fee building relationship with FivePoint in Irvine, California. Our fee building revenues have historically been concentrated with a small number of customers. For the three months ended June 30, 2021 and 2020, together, Irvine Pacific and FivePoint comprised 97% and 98% of total fee building revenue, respectively.  For the six months ended June 30, 2021 and 2020, together, Irvine Pacific and FivePoint comprised 96% and 99% of total fee building revenue, respectively.

The cost of fee building decreased 79% in the 2021 second quarter and decreased 83% in the six months ended June 30, 2021 compared to the corresponding prior year periods, respectively, consistent with the decrease in fee building activity, and to a lesser extent, lower allocated G&A expenses. The amount of G&A expenses included in the cost of fee building was $0.1 million and $0.8 million for the 2021 and 2020 second quarters, and $0.3 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

	Three Months Ended		As a Percentage of		Six Months Ended		As a Percentage of
	June 30,		Home Sales Revenue		June 30,		Home Sales Revenue
	2021	2020	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Selling and marketing expenses	$7,778	$6,386	5.7%	8.2%	$14,432	$13,852	6.3%	8.0%
General and administrative expenses ("G&A")	9,453	6,892	7.0%	8.9%	17,724	12,915	7.7%	7.4%
Total selling, marketing and G&A ("SG&A")	$17,231	$13,278	12.7%	17.1%	$32,156	$26,767	14.0%	15.4%

G&A	$9,453	$6,892	7.0%	8.9%	$17,724	$12,915	7.7%	7.4%
Less: Acquisition expenses and severance charges	—	(873)	—	(1.2)%	(983)	(873)	(0.4)%	(0.5)%
G&A, excluding acquisition expenses and severance charges	$9,453	$6,019	7.0%	7.7%	$16,741	$12,042	7.3%	6.9%

Selling and marketing expenses	$7,778	$6,386	5.7%	8.2%	$14,432	$13,852	6.3%	8.0%
G&A, excluding acquisition expenses and severance charges	9,453	6,019	7.0%	7.7%	16,741	12,042	7.3%	6.9%
SG&A, excluding acquisition expenses and severance charges	$17,231	$12,405	12.7%	15.9%	$31,173	$25,894	13.6%	14.9%

During the 2021 second quarter, our SG&A rate as a percentage of home sales revenue was 12.7% compared to 17.1% in the prior year period. The 440 basis point decrease was primarily due to a 75% increase in home sales revenue during the 2021 second quarter and to a lesser extent, $0.9 million in pretax severance charges in the 2020 second quarter related to staffing reductions made to lower headcount as a result of lower revenue volumes which were negatively impacted by COVID-19. Excluding severance charges, the Company’s SG&A rate for the 2021 second quarter was 12.7% as compared to 15.9% in the 2020 second quarter. The 320 basis point improvement was primarily due to the increase in home sales revenue, as well as lower amortization of capitalized selling and marketing costs and model operation cost savings. These items were partially offset by a $0.7 million reduction in G&A expenses allocated to fee building cost of sales during the 2021 second quarter and an increase in incentive compensation.

During the six months ended June 30, 2021, our SG&A rate as a percentage of home sales revenue was 14.0%, down 140 basis points from the comparable prior year period. The 2021 period included $1.0 million in pretax acquisition related expenses, which included tail insurance expenses and professional fees, incurred in connection with our acquisition of Epic Homes in the 2021 first quarter. The 2020 period included $0.9 million in pretax severance charges, as mentioned above. Excluding these expenses, the Company’s SG&A rate for the six months ended June 30, 2021 was 13.6% compared to 14.9% in the prior year period. The 130 basis point decrease was due to a 33% increase in home sales revenue, as well as lower amortization of capitalized selling and marketing costs and advertising and model operation cost savings. These items were partially offset by a $1.5 million reduction in G&A expenses allocated to fee building cost of sales during the six months ended June 30, 2021 and an increase in incentive compensation.

SG&A excluding acquisition related expenses and severance charges as a percentage of home sales revenue is a non-GAAP measure. See the table above reconciling this non-GAAP financial measure to SG&A as a percentage of home sales revenue, the nearest GAAP equivalent. We believe removing the impact of these expenses from our SG&A rate is relevant to provide investors with a better comparison to rates that do not include these expenses.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of June 30, 2021 and 2020, we had ownership interests in nine and ten unconsolidated joint ventures, respectively, none of which had active homebuilding or land development operations as of June 30, 2021.  We consider a joint venture to be "active" if active homebuilding or land development activities are ongoing and the entity continues to own homebuilding lots or homes remaining to be sold. Joint ventures that are not "active" are considered "inactive" and generally only have warranty or limited close-out management and development obligations ongoing. We own interests in our unconsolidated joint ventures that generally range from 10% to 50% and these interests vary by entity.

The Company's joint venture activity for the six months ended June 30, 2021 resulted in $0.2 million of pretax income as compared to a $21.9 million pretax loss for the prior year period. The 2021 income related primarily to the release of reserves from a land development joint venture for which stated completion obligations were completed and released during the first quarter.  In addition, during the 2021 first quarter we delivered the last two homes remaining within our Mountain Shadows luxury community in Paradise Valley, Arizona, which recognized total home sales revenues of $4.8 million. The Company's joint venture loss in 2020 was primarily the result of a $20.0 million other-than-temporary impairment charge recognized by the Company in the 2020 second quarter in connection with its determination to exit the Russell Ranch land development joint venture in Folsom, California, and an other-than-temporary noncash impairment charge of $2.3 million recognized in the 2020 first quarter related to its investment in the Bedford joint venture as the result of an agreement by the Company to sell its interest in this joint venture to its partner for less than our current carrying value which closed during the 2020 third quarter. For more information on these impairments, please refer to Note 6 of the Notes to our condensed consolidated financial statements.

Interest Expense

During the three and six months ended June 30, 2021 and 2020, we expensed $0.1 million, $0.4 million, $1.3 million and $2.0 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835, Interest.  To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

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

Provision/Benefit for Income Taxes

For the three and six months ended June 30, 2021, the Company recorded an income tax provision of $1.3 million and $1.8 million, respectively, which includes a $0.2 million discrete provision for the six months ended June 30, 2021.  The Company's effective tax rate for the three and six months ended June 30, 2021, differs from the federal statutory rate primarily due to the discrete provision related to estimated blended state tax rate updates and stock compensation, as well as state income tax rates and tax credits for energy efficient homes.

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

Liquidity and Capital Resources

Overview

Our principal sources of capital for the six months ended June 30, 2021 were cash generated from home sales activities, proceeds from the tack-on offering of our 2025 Notes, and distributions from our unconsolidated joint ventures. Our principal uses of capital for the six months ended June 30, 2021 were land purchases, land development, home construction, the acquisition of Epic Homes and repayment of the acquired company's third-party debt, repurchases of the Company's common stock, and payment of operating expenses, interest and routine liabilities.

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

During the six months ended June 30, 2021, we generated cash flows from operating activities of $5.0 million. Also during the 2021 first quarter, the Company completed a tack-on offering of its 2025 Notes generating proceeds of $36.1 million. We ended the second quarter of 2021 with $117.3 million of cash and cash equivalents, a $10.1 million increase from December 31, 2020. Generally, we intend to maintain our debt levels within our target net leverage ranges in the near term, and then to deploy a portion of our cash on hand and cash generated from home sales to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.

During the 2021 first quarter, the Company completed the sale of $35 million in aggregate principal amount of its 7.25% Senior Notes due 2025 (the "Additional 2025 Notes").  The Additional 2025 Notes were issued at an offering price of 103.25% of their face amount, which represents a yield to maturity of 6.427%.

As of June 30, 2021 and December 31, 2020, we had $1.8 million and $2.6 million, respectively, in accounts payable that related to costs incurred under our fee building agreements. Funding to pay these amounts is the obligation of the third-party land owner, which is generally funded on a monthly basis. Similarly, contracts and accounts receivable as of the same dates included $2.1 million and $3.1 million, respectively, related to the payment of the above payables.

We have utilized both debt and equity as part of our financing strategy, coupled with redeployment of cash flows from operations, to operate our business. As of June 30, 2021, we had outstanding borrowings of $285 million in aggregate principal related to our 2025 Notes and no borrowings outstanding under our $60 million unsecured credit facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. In addition, our debt contains certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

We intend to finance future acquisitions and developments with what we believe to be the most advantageous source of capital available to us at the time of the transaction, which may include, amongst other things, unsecured corporate level debt, property-level debt, and other public, private or bank debt, or land banking arrangements.

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

The 2025 Notes

On October 28, 2020, the Company completed the sale of $250 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “Original 2025 Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The 2025 Notes were issued at an offering price of 100% of their face amount, which represents a yield to maturity of 7.25%.  Net proceeds from the offering of the Original 2025 Notes, together with cash on hand, were used to redeem all of the outstanding 2022 Notes at a redemption price of 101.813% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  On February 24, 2021, the Company completed a tack-on private placement offering through the sale of an additional $35.0 million in aggregate principal amount of Additional 2025 Notes (together, with the Original 2025 Notes, the "2025 Notes").  The Additional 2025 Notes were issued at an offering price of 103.25% of their face amount, which represents a yield to maturity of 6.427%.  Unamortized premium and debt issuance costs are amortized and capitalized to interest costs using the effective interest method.  The 2025 Notes are general senior unsecured obligations that rank equally in right of payment to all existing and future senior indebtedness, including borrowings under the Company's senior unsecured revolving credit facility. The 2025 Notes are guaranteed, on an unsecured basis, jointly and severally, by all of the Company's 100% owned subsidiaries. Pursuant to the indenture governing our 2025 Notes (the "Indenture"), interest on the 2025 Notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2025 Notes will mature on October 15, 2025.

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

	June 30, 2021
Financial Conditions	Actual	Requirement

Fixed Charge Coverage Ratio: EBITDA to Consolidated Interest Incurred; or	1.8	> 2.0 : 1.0
Leverage Ratio: Indebtedness to Tangible Net Worth	1.40	< 2.25 : 1.0

As of June 30, 2021, we were able to satisfy the leverage ratio condition.

Credit Facility

On October 30, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Agreement provides for a $60 million unsecured revolving credit facility, maturing April 30, 2023 (the "Credit Facility"). The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments up to an aggregate of $100 million.

As of June 30, 2021, we had no outstanding borrowings under the Credit Facility. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 3.50% to 4.50% per annum, or base rate plus a margin of 2.50% to 3.50%, in each case depending on the Company’s leverage ratio.  As of June 30, 2021, the interest rate under the Credit Facility was 5.00%  The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur secured indebtedness, grant liens, repurchase or retire its senior unsecured notes, and make certain acquisitions, investments, asset dispositions and restricted payments, including stock repurchases. In addition, the Credit Agreement contains certain financial covenants, including, but not limited to, those listed in the following table.

	June 30, 2021
		Covenant
Financial Covenants	Actual	Requirement
	(Dollars in thousands)
Unencumbered Liquid Assets (Minimum Liquidity Covenant) (1)	$117,329	$10,000 (1)
EBITDA to Interest Incurred(2)	1.80	> 1.75 : 1.0
Tangible Net Worth	$200,731	$152,639
Net Leverage Ratio	46.3%	< 60%

(1)

So long as the Company is in compliance with the interest coverage test (see Note 2 below), the minimum unencumbered liquid assets that the Company must maintain as of the quarter end measurement date is $10 million.

(2)

If the EBITDA to Interest Incurred test is not met, it will not be considered an event of default so long as the Company maintains unrestricted cash equal to not less than the trailing 12 month consolidated interest incurred (as defined in the existing credit facility agreement) which was $22.5 million as of June 30, 2021. The Company was in compliance with this covenant at June 30, 2021.

The Credit Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the Lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events.  As of June 30, 2021 we were in compliance with all covenants under our Credit Facility.

The Credit Agreement also provides for a $30.0 million sublimit for letters of credit, subject to conditions set forth in the Credit Agreement.  As of June 30, 2021, the Company had no outstanding letters of credit issued under the Credit Agreement.  Debt issuance costs for the Credit Agreement, which totaled $1.2 million as of June 30, 2021 are included in other assets and amortized and capitalized to interest costs on a straight-line basis over the term of the agreement.

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

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Letters of credit(1)	$—	$—
Surety bonds(2)	42,032	44,045
Total outstanding letters of credit and surety bonds	$42,032	$44,045

(1)	As of June 30, 2021, there is a $30.0 million sublimit for letters of credit available under our Credit Facility.
(2)	The estimated remaining costs to complete as of June 30, 2021 and December 31, 2020 were $21.1 million and $16.3 million, respectively.

Stock Repurchase Program

On November 18, 2020, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program pursuant to which the Company may purchase up to $10.0 million shares of its common stock (the “New Repurchase Program”).  Repurchases of the Company’s common stock may be made in open-market transactions, effected through a broker-dealer at prevailing market prices, in privately negotiated transactions, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The New Repurchase Program does not obligate the Company to repurchase any particular amount or number of shares of common stock, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases, if any, is determined by the Company’s management at its discretion and is based on a variety of factors, such as the market price of the Company’s common stock, corporate and contractual requirements, general market and economic conditions and legal requirements.

During the three and six months ended June 30, 2021, the Company repurchased and retired 37,503 and 179,326 shares of its common stock at an aggregate purchase price of $0.2 million and $1.0 million, or $5.85 and $5.43 per share, respectively.   Repurchases made from January 1, 2021 through February 16, 2021 and March 11, 2021 through April 30, 2021 were made pursuant to the Company's Rule 10b5-1 plans.  All repurchased shares were returned to the status of authorized but unissued.

Debt-to-Capital Ratios

We believe that debt-to-capital ratios provide useful information to the users of our financial statements regarding our financial position and leverage. Net debt-to-capital ratio is a non-GAAP financial measure. See the table below reconciling this non-GAAP measure to debt-to-capital ratio, the nearest GAAP equivalent.

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Total debt, net of unamortized premium and debt issuance costs	$280,579	$244,865
Equity	202,731	197,442
Total capital	$483,310	$442,307
Ratio of debt-to-capital(1)	58.1%	55.4%

Total debt, net of unamortized premium and debt issuance costs	$280,579	$244,865
Less: Cash, cash equivalents and restricted cash	117,351	107,459
Net debt	163,228	137,406
Equity	202,731	197,442
Total capital	$365,959	$334,848
Ratio of net debt-to-capital(2)	44.6%	41.0%

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

Cash Flows — Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, the comparison of cash flows is as follows:

•

Net cash provided by operating activities was $5.0 million for the six months ended June 30, 2021 compared to $22.0 million for the six months ended June 30, 2020. The year-over-year change was primarily due to an increase in land acquisition and development spend for the 2021 period.

•	Net cash used in investing activities was $5.1 million for the six months ended June 30, 2021 compared to $1.6 million for the six months ended June 30, 2020. The increase in cash used was primarily related to the $6.5 million net cash payment the Company made in the 2021 first quarter to complete the Epic Homes acquisition.
•	Net cash provided by financing activities was $10.0 million for the six months ended June 30, 2021 and represented $36.1 million in proceeds from the Company's tack-on offering of its 2025 Notes partially offset by a $23.8 million repayment of debt the Company assumed as part of the Epic Homes acquisition. For the six months ended June 30, 2020, net cash used in financing activities was $14.1 million and primarily consisted of $9.8 million in repurchases of the Company's 2022 Notes and $3.7 million in stock repurchases.

Off-Balance Sheet Arrangements and Contractual Obligations

Option Contracts

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and financial intermediaries as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, to reduce the use of funds from our corporate financing sources, and to enhance our return on capital. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller or financial intermediary. In some instances, we may also expend funds for due diligence and development activities with respect to our option contracts prior to purchase which we would have to write off should we not purchase the land. As of June 30, 2021, we had $12.2 million of nonrefundable and $0.5 million of refundable cash deposits pertaining to land option contracts and purchase contracts with an estimated aggregate remaining purchase price of $71.7 million and $163.6 million, respectively, net of deposits. These cash deposits are included as a component of our real estate inventories in the accompanying condensed consolidated balance sheets.

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

As of June 30, 2021, we held membership interests in nine unconsolidated joint ventures, six of which related to homebuilding activities and three related to land development. Of the nine joint ventures, none have active homebuilding or land development activities ongoing and are effectively inactive with only warranty activities or limited close-out management and development obligations ongoing.  We consider a joint venture to be "active" if homebuilding or land development activities are ongoing and the entity continues to own homebuilding lots or homes remaining to be delivered.  The Company does not expect to make any future contributions to any of its unconsolidated joint ventures.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in late winter and spring, although this activity also highly depends on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to ten months to construct a new home, depending on the nature of the product and whether it is single-family detached or multi-family attached, we typically deliver more homes in the second half of the year as late winter and spring home orders convert to home deliveries. Because of this seasonality, home starts, construction expenditures and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year, particularly in the fourth quarter. We expect this seasonal pattern to continue over the long-term, although it may be affected by the evolution of COVID-19 and its impact on the homebuilding industry and the opening and closeout of communities.  For example, we experienced high demand during the fourth quarter of 2020, which we attribute to market factors including low interest rates, a continued undersupply of both new and resale homes, and consumers’ increased focus on the importance of home amid the COVID-19 pandemic.  Accordingly, as a result of the ongoing uncertainties and evolution of COVID-19, our traditional seasonal pattern was significantly impacted during 2020, which trend continued into 2021.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing controls and procedures specified in the SEC's rules and forms, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.  The following risk factors should be read in conjunction with the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Capitalized terms used in the following risk factors and not otherwise defined within the risk factors shall have the meanings ascribed to such terms as defined elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to the Potential Merger

Failure to complete the Merger could negatively impact our business, financial results and stock price.

On July 23, 2021, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will acquire any and all of the outstanding shares of our common stock for $9.00 per share in cash through a tender offer and second-step merger. Merger Sub’s obligation to purchase the shares validly tendered and not validly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of customary conditions, including, among others, (i) there being validly tendered and not validly withdrawn immediately prior to the expiration of the Offer the number of shares of our common stock that, together with any shares held by Parent, Merger Sub or any of their respective affiliates, represents at least a majority of all then outstanding shares of our common stock, (ii) the absence of any law, injunction, judgment or other legal restraint that prohibits consummation of the Offer or the Merger, (iii) the accuracy of our representations and warranties contained in the Merger Agreement, subject to customary exceptions; (iv) our compliance in all material respects with our covenants and agreements contained in the Merger Agreement (v) the absence of any event, development or circumstance that has had or would reasonably be expected to have a material adverse effect on us, (vi) the completion of the “Marketing Period” (as defined in the Merger Agreement), and (vii) the provision of certain financial information required pursuant to Merger Sub’s debt commitments related to the Merger, as well as other customary conditions set forth in the Merger Agreement.  In addition, each of Parent and us have the right to terminate the Merger Agreement under certain circumstances, including if the Offer has not been consummated by January 23, 2022. As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be on the terms set forth in the Merger Agreement or within the expected time frame. If the Merger is not completed in a timely manner, or at all, our business, financial results and stock price may be adversely affected and we will be subject to certain risks and consequences, including the following:

●	The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;

●	If the Merger Agreement is terminated under specified circumstances, we may be required to pay Parent a termination fee of $4.76 million;

●

We will be required to pay various costs relating to the pending transaction regardless of whether it is completed, such as significant fees and expenses for legal, accounting, financial advisory, and printing services;

●

Matters relating to the pending transaction may require substantial time and effort from our management team and other employees, which time and effort distracts from our core business and could have otherwise been devoted to other opportunities that might have been beneficial to us;

●	We may experience negative reactions from the financial markets and from our employees, customers, partners, and vendors if the transaction is not completed; and

●

Shareholder litigation challenging the proposed Merger may be commenced against us and may delay completion of the Merger in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense costs and serve as a distraction to management and directors.

We are subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the pending Merger on our employees, customers, partners and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, partners, vendors, and others that deal with us to defer entering into contracts with, or making other decisions concerning, us or to seek to change existing business relationships with us.

The loss or deterioration of relationships with significant customers, partners, vendors and employees could have a material adverse effect on us. The Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice, but restricts us from taking specified actions while the transaction is pending without the consent of Parent, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, enter into, modify, or terminate certain contracts, repurchase or issue securities, make capital expenditures, incur indebtedness, or hire, promote, terminate, alter, or accelerate the compensation of certain employees. These restrictions may prevent us from pursuing attractive business opportunities or responding effectively and/or timely to competitive pressures and industry developments that may arise prior to the completion of the pending transaction or otherwise adversely affect our ability to execute on our business strategy, which could adversely affect our business or financial condition.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, knowingly facilitate or encourage the submission or announcement of any acquisition proposals from third parties or take certain other restricted actions in connection therewith. The Merger Agreement requires us to pay Parent a termination fee equal to $4.76 million, under specified circumstances, including termination of the Merger Agreement by Parent as a result of the Board changing its recommendation that stockholders tender their shares of our common stock in the Offer, or by us in order to enter into a Superior Company Proposal (as such term is defined in the Merger Agreement) with a third party, in each case, as further described in the Merger Agreement. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

				Approximate
				dollar value of
			Total number of	shares that may
			shares purchased	yet be purchased
	Total number of shares purchased		as part of publicly	under the plans or programs (in thousands)(1)
		Average price paid per share	announced plans or programs(1)

April 1, 2021 to April 30, 2021 (2)	37,503	$5.85	37,503	$8,468
May 1, 2021 to May 31, 2021	—	$—	—	$8,468
June 1, 2021 to June 30, 2021	—	$—	—	$8,468
	37,503	$5.85	37,503	$8,468

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

(2)	Repurchases made from March 11, 2021 through April 30, 2021 were done pursuant to Rule 10b5-1 plans entered into by the Company which covers the period from March 11, 2021 to April 30, 2021.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

2.1#	Agreement and Plan of Merger, dated as of July 23, 2021, by and among Newport Holdings LLC, Newport Merger Sub, Inc. and The New Home Company Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 26, 2021)

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

4.4	Amendment No. 2 to Investor Rights Agreement among The New Home Company Inc., TNHC Partners LLC, IHP Capital Partners VI, LLC, WATT/TNHC, LLC, TCN/TNHC LP and collectively H. Lawrence Webb, Wayne J. Stelmar, Joseph D. Davis and Thomas Redwitz (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.1	The New Home Company Inc. Second Amended and Restated 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 18, 2021)

10.2	Form of The New Home Company Inc. 2016 Incentive Award Plan Cash Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2021)

10.3*	Form of The New Home Company Inc. 2016 Incentive Award Plan Restricted Stock Unit Grant Notice

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report

32.1**	Chief Executive Officer Section 906 Certification of Periodic Report

32.2**	Chief Financial Officer Section 906 Certification of Periodic Report

101*

The following materials from The New Home Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its iXBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
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

#	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

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

Date: July 29, 2021